Form 10-K
period 2003-12-31
MICHAEL FOODS INC/NEW
filed 2004-03-30
CIK 1278679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 333-112714

MICHAEL FOODS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4151741
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

301 Carlson Parkway Suite 400 Minnetonka, Minnesota	55305
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (952) 258-4000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes    ☐ No

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in exchange Act Rule 12b-2).   ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐ Not applicable

The Registrant’s common stock is not publicly traded.

PART I

ITEM 1—BUSINESS

Forward-looking Statements

Certain items herein are “forward-looking statements.” Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future sales or performance, capital expenditures, financing needs, intentions relating to acquisitions, our competitive strengths and weaknesses, our business strategy and the trends we anticipate in the industries and economies in which we operate and other information that is not historical information and, in particular, appear under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used herein, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but there can be no assurance that our expectations, beliefs and projections will be realized.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-K include changes in domestic and international economic conditions. Additional risks and uncertainties include variances in the demand for our products due to consumer and industry developments, as well as variances in the costs to produce such products, including normal volatility in egg, feed, butter and cheese costs. If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

General

Michael Foods, Inc. and its subsidiaries (the “Company,” “we” “us” and “our”) is a diversified producer and distributor of food products in three areas—egg products, refrigerated distribution, and potato products. We believe, through our Egg Products Division, we are the largest producer of processed egg products in North America. The Refrigerated Distribution Division distributes a broad line of refrigerated grocery products to retail grocery outlets, including cheese, shell eggs, bagels, butter, margarine, muffins, potato products, juice and ethnic foods. The Potato Products Division processes and distributes refrigerated potato products sold to the foodservice and retail grocery markets in the United States. We also had a Dairy Products Division through September 2003, at which time the division was sold to Dean Foods Company for approximately $155 million in cash. This division processed and distributed soft-serve mix, ice cream mix, and extended shelf-life ultrapasteurized milk, creamers and other specialty dairy products to domestic quick service businesses and other foodservice outlets, ice cream manufacturers and others. Please see Note J to our consolidated financial statements for additional information about our business segments.

Our strategy is to grow value-added food product sales, primarily in the foodservice market, by focusing on developing, marketing and distributing innovative, refrigerated products. The key to this strategy is “value-added,” whether that is in the product, the distribution channel or the service provided to customers.

In November 2003, we were acquired by an investor group comprised of a private equity firm and a management group led by our Chairman, President and Chief Executive Officer through the merger of THL Food Products Co. with and into M-Foods Holdings, Inc. (the “Merger”), with M-Foods Holdings, Inc. being the continuing entity. M-Foods Holdings, Inc. then merged with and into Michael Foods, Inc. (Minn.). M-Foods Holdings, Inc. continued as the surviving corporation and was immediately thereafter renamed Michael Foods, Inc. (Del.) (the “Company”). The “Predecessor” refers to Michael Foods, Inc. prior to the Merger. In April 2001, the Company was acquired (the “2001 Merger”) by an investor group comprised of members of senior management, two equity sponsors and affiliates of the Michael family. The “2001 Predecessor” refers to Michael Foods, Inc. prior to the 2001 Merger.

Egg Products Division

The Egg Products Division, comprised of M. G. Waldbaum Company (“Waldbaum”), Papetti’s Hygrade Egg Products, Inc. (“Papetti’s”), MFI Food Canada, Ltd., and Trilogy Egg Products, Inc. produces, processes and distributes numerous egg products and shell eggs. Collectively, the entities are also known as the Michael Foods Egg Products Company. We believe that the Egg Products Division is the largest egg products producer and the fourth largest egg producer in North America. Principal value-added egg products are ultrapasteurized, extended shelf-life liquid eggs (“Easy Eggs®”, “Table Ready™”, and “Excell”), egg white-based egg substitutes (“Better ‘n Eggs™” “Table Ready™” “All Whites™”), hardcooked and precooked egg products. Other egg products include frozen, liquid and dried egg whites, yolks and whole eggs. We believe the Division is the largest supplier of extended shelf-life liquid eggs, precooked egg patties and omelets, dried and hardcooked eggs in North America and is a leading supplier of frozen and liquid whole eggs, whites and yolks.

The Division distributes its egg products to food processors and foodservice customers primarily throughout North America, with some international sales in the Far East, South America and Europe. The largest selling product line within the Division, extended shelf-life liquid eggs, and other egg products are marketed nationally to a wide variety of foodservice and industrial customers. The Division also is a leading supplier of egg white-based egg substitutes sold in the U.S. retail and foodservice markets. Most of the Division’s annual shell egg sales are made to our Refrigerated Distribution Division, which, in turn, distributes them throughout its 37 state territory.

In 2003, the Division derived approximately 97% of net sales from egg products, with 3% of net sales coming from shell eggs. Pricing for shell eggs and certain egg products in the United States reflects levels reported by Urner Barry Spot Egg Market Quotations (“Urner Barry”), a recognized industry publication. Prices of certain valued-added products, such as extended shelf-life liquid eggs, egg substitutes, and hardcooked and pre-cooked egg products, typically are not significantly affected by Urner Barry quoted price levels. Such products accounted for approximately 56% of the Division’s 2003 sales. Prices for the Division’s other products, including frozen, short shelf-life liquid, certain dried products and, particularly, shell eggs, are significantly affected by frequently changing market levels as reported by Urner Barry.

In 2003, approximately 30% of the Division’s egg needs were satisfied by production from our owned hens, with the balance being purchased under third-party egg procurement contracts and in the spot market. The cost of eggs from our owned facilities is largely dependent upon the cost of feed. Additionally, for an increasing proportion of eggs purchased under third-party egg procurement contracts, the egg cost is determined by the cost of feed, as the contracts are priced using a formula based upon the underlying feed costs. For the remaining portion of eggs purchased under third-party egg procurement contracts, plus eggs purchased in the spot market, the egg cost is determined by normal market forces. Such costs are largely determined by reference to Urner Barry quotations. Historically, feed costs have generally been less volatile than have egg market prices, and internally produced eggs generally are lower in cost than are externally sourced eggs. Key feed costs, such as corn and soybean meal, are partially hedged through the use of futures and other purchase contracts. There is no market mechanism for hedging egg prices.

The Division has endeavored to moderate the effects of egg market commodity factors through an emphasis on value-added products and the internal production of eggs, where the egg cost is somewhat controllable. Further, the Division attempts to match market-affected egg sourcing with the production of egg products whose selling prices are also market-affected, and cost-affected egg sourcing, as best can be managed, with higher value-added products priced over longer terms, generally 6-12 months. The former allows the Division to typically realize a modest processing margin on such sales, even though there are notable commodity influences on both the egg sourcing cost and the egg products pricing, with each changing as frequently as daily. Shell eggs are essentially a commodity and are sold based upon reported egg prices. Egg prices are significantly influenced by modest shifts in supply and demand. Pricing of shell eggs is also typically affected by seasonal demand related to increased consumption during holiday periods.

The Division’s principal egg processing plants are located in New Jersey, Minnesota, Nebraska, Pennsylvania, Iowa, Manitoba and Ontario. Certain of the Division’s facilities are fully integrated from the production and maintenance of laying flocks through the processing of egg products. Fully automated laying barns, housing approximately 13,500,000 producing hens, are located in Nebraska, Minnesota and South Dakota, of which approximately 1,600,000 are housed in contract facilities. Major laying facilities also maintain their own grain and feed storage facilities. Further, the production of approximately 14,000,000 hens is under long-term supply agreements, with an additional 14,500,000 hens under shorter-term agreements. The Division also maintains facilities with approximately 3,100,000 pullets located in Nebraska and Minnesota.

Refrigerated Distribution Division

The Refrigerated Distribution Division, comprised of Crystal Farms Refrigerated Distribution Company (“Crystal Farms”) and Wisco Farm Cooperative, distributes a wide range of refrigerated grocery products directly to retailers and to wholesale warehouses. The Division believes that its strategy of offering quality branded products at a good value relative to national brands has contributed to its growth. These distributed refrigerated products, which consist principally of cheese, eggs, bagels, butter, margarine, muffins, potato products, juice and ethnic foods, are supplied by vendors, or our other divisions, to the Division’s specifications. Cheese accounted for approximately 59% of the Division’s 2003 sales. While we do not produce cheese, we operate a cheese packaging facility in Lake Mills, Wisconsin, which processes and packages various cheese products for our Crystal Farms brand cheese business and for private label customers.

The Division has expanded its market area using both company-owned and leased resources and independent distributors. The Division’s market area includes 37 states primarily in the central United States. Retail locations carrying the Division’s products exceed 5,000 stores, though a majority are served via customers’ warehouses. In 2003, sales to the warehouse operations of SUPERVALU, Inc. and to its owned and franchised stores, represented approximately 40% of divisional sales. The Division maintains a fleet of refrigerated tractor-trailers to deliver products daily to its retail customers from ten distribution centers located centrally in its key marketing areas.

Potato Products Division

Refrigerated potato products are produced and sold by Northern Star Co. (“Northern Star”) and Farm Fresh Foods, Inc. (“Farm Fresh”) to both the foodservice and retail markets. Products consist of shredded hash browns and diced, sliced, mashed and other specialty potato products. In 2003, approximately 60% of the Potato Products Division’s net sales were to the foodservice market, with the balance to the retail market.

The Division maintains its main processing facility in Minnesota, with a smaller facility located in Nevada. The Division typically purchases approximately 90%-95% of its annual potato requirements from contract producers. The balance of potato requirements are purchased on the spot market. The Division maintains a high percentage of its contracted supply from irrigated fields and also has geographical diversification of its potato sources. However, weather remains an important factor in determining raw potato prices and quality. Variations in the purchase price and/or quality of potatoes can affect the Potato Products Division’s operating results.

Dairy Products Division

The Dairy Products Division, which was sold to Dean Foods Company effective as of late September 2003, was comprised of Kohler Mix Specialties, Inc., Kohler Mix Specialties of Connecticut, Inc., Midwest Mix, Inc.,

M-Foods Dairy, LLC, and M-Foods Dairy TXCT, LLC, and processed and sold soft-serve mix, ice cream mix, frozen yogurt mix, creamers, milk and specialty dairy products, many of which were ultra-high temperature (“UHT”) pasteurized products. The Division sold its products throughout much of the United States from processing facilities in Minnesota, Texas and Connecticut.

UHT processing is designed to produce bacteria-free products with delicate flavors, such as milk, ice cream mixes and specialty dairy products such as coffee creamers, whipping cream, half and half and cordials. Many of the Division’s products had an extended shelf-life of up to ninety days, which extended the trade territory that could be effectively served by the Division to include most of the United States.

Soft-serve, frozen yogurt and ice cream mixes were made to customers’ specifications. The Division produced approximately 100 different formulations. We believe the customization of high quality products and high customer service levels were critical to the Division’s business.

The Division had approximately 500 customers at the time of the sale, including branded ice cream manufacturers, quick service restaurants, other foodservice outlets and independent ice cream retailers. Most of the Division’s sales were to customers who purchase products on a cost-plus basis. This included sales to most of the large quick service restaurant chains operating in its market areas. Sales of soft-serve, milk shake, and ice cream mixes are more seasonal than were our other products, with higher sales volume occurring between April and October. The addition of other specialty dairy products in recent years, such as non-refrigerated dairy creamers and cartoned items, had somewhat offset the impact of this seasonality on the Division’s sales and earnings.

Sales, Marketing and Customer Service

Each of our three divisions has developed a marketing strategy, which emphasizes high quality products and customer service. Michael Foods Sales, an internal sales group, coordinates the foodservice and retail sales of the Egg Products and Potato Products divisions, primarily for national and regional accounts, and is supported by a centralized order entry and customer service staff. A group of foodservice brokers is used by Michael Foods Sales to supplement its internal sales efforts. Further, the Egg Products Division utilizes a separate broker group for the retail market and maintains a small sales group which handles certain industrial egg product sales. Our marketing staff executes egg products and potato products marketing plans in the foodservice market and for related national retail brands, while the Refrigerated Distribution Division has a small marketing staff which handles that division’s retail marketing plans, with additional resources available from outside agencies and consultants as needed.

The Refrigerated Distribution Division’s internal and external sales personnel obtain orders from retail stores which are usually placed no more than one day ahead of the requested delivery date. The Division’s marketing efforts are primarily focused on in-store and co-op advertising programs, which are executed with grocers on a market-by-market basis.

Acquisitions

We have made acquisitions in the past and anticipate that we will continue to make acquisitions as part of our strategic plan. There were no acquisitions in 2003 and the Predecessor made one acquisition in August 2002. The 2002 acquisition of the egg products assets of Canadian Inovatech Inc. added approximately $19.5 million and $60.3 million to net sales in 2002 and 2003, respectively. There were no acquisitions in 2001.

Customers

The Egg Products Division has long-standing preferred supplier relationships with many of its customers. Our customers include many of the major broad-line foodservice distributors and many national restaurant chains that serve breakfast. As the largest processed egg producer in the industry, we offer our customers a broad product selection, large-scale manufacturing capabilities and specialized service. The Egg Products Division’s major customers in each of its market channels include leading foodservice distributors, such as Sysco and U.S. Foodservice, national restaurant chains, such as Burger King, International House of Pancakes, Sonic Corp. and Dunkin’ Donuts, major retail grocery store chains, such as Costco, Wal-Mart and Ahold group stores and major industrial ingredient customers, such as General Mills, Inc. and Unilever Bestfoods North America Foodservice.

The Refrigerated Distribution Division has customer relationships with large food store chains that rely on the Company to deliver a variety of dairy case products in a timely and efficient manner. For the year ended December 31, 2003, the Division served 5,000 retail locations, inclusive of stores receiving products through warehouse delivery. SUPERVALU Inc., or SUPERVALU, the food industry’s largest distributor, is the Refrigerated Distribution Division’s largest customer. For the year ended December 31, 2003, sales to warehouse operations of SUPERVALU and SUPERVALU-owned and franchised stores, including Cub Foods Stores, bigg’s, Shopper’s Food Warehouse and Farm Fresh, accounted for approximately 40% of the Division’s net sales. Other principal customers include Roundy’s, Coborn’s Inc., Nash-Finch Company and Wal-Mart Stores, Inc.

The Potato Products Division leverages existing relationships with national foodservice distributor customers of the Egg Products Division. Many of the top Potato Products Division’s customers are also long-standing customers of the Egg Products Division. The Company provides foodservice distributors the convenience of centrally sourcing many different types of refrigerated potato and egg products. The Potato Products Division’s largest customers include major foodservice distributors, such as Sysco and U.S. Foodservice and major retail grocery store chains, such as Kroger, Publix and Food Lion.

Competition

All aspects of our businesses are extremely competitive. In general, food products are price sensitive and affected by many factors beyond our control, including changes in consumer tastes, fluctuating commodity prices, changes in supply due to weather, production variances and feed costs.

The egg processing industry is heavily concentrated, especially when compared to the shell egg industry. Sunny Fresh Foods, a subsidiary of Cargill, is the Company’s largest higher value-added egg products competitor. The Company also competes with other egg products processors including Sonstegard Foods Company, Rose Acre Farms, Inc., Echo Lake Farm Produce, Cutler Egg Products, Inc. and ConAgra Foods.

The Refrigerated Distribution Division competes with the refrigerated products of larger suppliers such as Beatrice, Kraft, Land O’ Lakes, Inc. and Sargento Foods Inc. We position Crystal Farms as an alternative mid-priced brand, operating at price points below national brands and above retail store brands. The Refrigerated Distribution Division’s emphasis on a high level of service and lower-priced branded products has enabled it to compete effectively with much larger national brand companies.

Our Company’s Potato Products Division was the first to introduce nationally branded refrigerated potato products in the late 1980s to the United States’ foodservice and retail markets. We believe we are the largest processor and distributor of refrigerated potato products in the U. S. The Potato Products Division’s largest competitor is Reser’s Fine Foods Inc., a national producer of refrigerated products. Other competitors include Bob Evans Farms Inc. and Yoder’s, as well as smaller local and regional processors, including I&K Distributors, Inc. and Naturally Potatoes. Certain companies, such as Ore-Ida Foods, Inc. (a subsidiary of H. J. Heinz Co.) and Lamb-Weston, Inc. (a subsidiary of ConAgra, Inc.), sell frozen versions of potato products which are sold by the Division in refrigerated form.

Proprietary Technologies and Trademarks

We use a combination of patent, trademark and trade secrets laws to protect the intellectual property for our products. We own patents and have exclusive license agreements for several patents and technologies. In 1988, we obtained an exclusive license agreement to use patented processes developed and owned by North Carolina State University involving the ultrapasteurization of liquid eggs. Four of the five patents licensed to us under this agreement expire in 2006. Our license to use these four patents will continue until the expiration of the patents. The patented technology produces liquid eggs that are salmonella and listeria-negative, as defined by federal law, and extends the shelf-life of liquid eggs from less than two weeks to over ten weeks.

We also own an exclusive license to use a patented process, owned and developed by the University of Missouri, to eliminate salmonella from shell eggs. The licensed patents are set to expire in 2014. Our license to use these patents will also continue until the expiration of the patents. We currently use this technology for processing in-shell pasteurized eggs sold through our refrigerated distribution division. We also have acquired licenses to other patents and technology from other third parties, including the University of Nebraska.

We believe that certain of our competitors infringe upon some of our patents and the patents licensed to us. We, along with North Carolina State University, have initiated litigation against several processors of competing liquid egg products claiming infringement of the original and subsequent related process patents licensed to us by North Carolina State University relating to ultrapasteurized liquid egg production. In 1992, a jury for the United States District Court for the Middle District of Florida found the original patent to be valid and that a processor, Bartow Food Co., wilfully and deliberately infringed one of the patents. In another action, the United States District Court for the District of New Jersey found in 1992 and 1993 that Papetti’s had infringed certain of the patents and that the licensed patents are valid and enforceable. In 1994, the Court of Appeals for the Federal Circuit upheld this judgment. In 1993, Nulaid Foods Inc., or Nulaid Foods, sought a declaratory judgment that the licensed patents are invalid. This action was subsequently settled, and Nulaid Foods agreed that it would not contest the validity and enforceability of the patents as well as their past infringement of the patents. Nulaid Foods is currently using the patented process by operating under a sublicense agreement. Reissue and re-examination proceedings were initiated by us and our competitors with the U.S. Patent and Trademark Office, or PTO, seeking to determine the scope and validity of some of the patents that we license from North Carolina State University. The PTO ruled that claims in the licensed patents are valid and in full force and effect.

In 2000, Sunny Fresh Foods, a division of Cargill, filed an action seeking declaratory judgment that Sunny Fresh Foods does not infringe upon some of our licensed patents and that the licensed patents are invalid. In August 2003, a jury found the patents to be valid and enforceable, but ruled that Sunny Fresh Foods has not infringed the licensed patents. We have filed an appeal to reverse the non-infringement ruling.

Infringement litigation actions were recently settled with two other egg processors, Rose Acre Farms and Cutler Egg Products. Both parties agreed that the patents are valid and enforceable. Both parties are now operating under sublicense agreements. For more information, see “Item 3 — Legal Proceedings.” Although we believe that our competitors may be deterred from competing with us because of our active enforcement of our patent rights, we do not believe that the expiration of our patent rights will have a material adverse affect on our business or market share within the corresponding product segments because of our processing expertise, strong market position and cost-efficiencies due, in part, to scale.

The Egg Products Division maintains numerous trademarks and/or trade names for its products, including “Logan Valley,” “Sunny Side Up,” “Michael Foods,” “Deep Chill,” “Simply Eggs Brand,” “Better ‘n Eggs,” “All Whites,” “Chef’s Omelet Brand,” “Express Eggs,” “Quaker State Farms,” “Broke N’ Ready,” “Canadian Inovatech,” “Centromax,” “Centromay,” “Emulsa,” and “Inovatech.” Ultrapasteurized liquid eggs are marketed using the “Easy Eggs” and “Table Ready” trade names.

Refrigerated Distribution Division products are marketed principally under the “Crystal Farms” trade name.

Within the Potato Products Division, we market our refrigerated potato products to foodservice customers under a variety of brands, including “Northern Star,” “Farm Fresh” and “Quality Farms.” The “Simply Potatoes” and “Diner’s Choice” brands are used for retail refrigerated products.

Food Safety

We believe that we take extensive precautions to ensure the safety of our products. In addition to routine inspections by state and federal regulatory agencies, including continuous United States Department of Agriculture (“USDA”) inspection of many facilities, we have instituted quality systems plans in each of our divisions which address topics such as supplier control, ingredient, packaging and product specifications, preventive maintenance, pest control and sanitation. Each of our facilities also has in place a hazard analysis critical control points plan which identifies critical pathways through which contaminants may enter our facilities and mandates control measures that must be used to prevent, eliminate or reduce all relevant foodborne hazards. For example, at our Egg Products Division facilities, sanitization steps are in place to eliminate the risk of microbial contamination of our employees entering certain facilities, including the use of foot baths to reduce the risk of product contamination. Each of our divisions has also instituted a product recall plan, including lot identifiability and traceability measures, that allows us to act quickly to reduce the risk of consumption of any product which we suspect may be a problem.

In 2003, we engaged a third-party food regulatory consulting firm to assess our food regulatory compliance. This firm focused on our ability to ensure the safety of our food products for human consumption. Based on its review of our regulatory reports and documents, as well as site visits, the consulting firm concluded that no significant food safety issues have been found.

In March 2003, Belovo S.A., our egg products joint venture company in Belgium, of which we own approximately 36%, notified the Belgian governmental health authorities of a potential processed egg powder contamination issue. Following the notification, production ceased for a month and the egg powders were recalled. The Belgian health authority placed the egg powder in quarantine. As of December 31, 2003, approximately 60% of the quarantined inventory (measured by value) had been released. Belovo is working with the Belgian health authority to resolve the status of the remaining inventory. The potential loss, if any, related to this matter has not been determined. However, we expect that governmental relief and product liability insurance coverage will mitigate the financial impact of this recall.

We maintain general liability insurance, which includes product liability coverage, which we believe to be sufficient to cover potential product liabilities.

Government Regulation

All of our divisions are subject to federal, state and local government regulations relating to grading, quality control, product branding and labelling, waste disposal and other aspects of their operations. Our divisions are also subject to USDA and Food and Drug Administration (“FDA”) regulation regarding grading, quality, labelling and sanitary control. The processing plants of our Egg Products Division that break eggs, and some of our other egg processing operations, are subject to continuous on-site USDA inspection. All of our other processing plants are subject to periodic inspections by the USDA, FDA and state regulatory authorities.

Crystal Farms cheese and butter products are affected by milk price supports established by the USDA. The support price serves as an artificial minimum price for these products, which may not be indicative of market conditions that would prevail if these supports were abolished.

A substantial portion of the egg production operations of our Egg Products Division are located in the State of Nebraska. With certain exceptions, a provision of the Nebraska constitution generally prohibits corporations from engaging in farming or ranching in Nebraska. Although the constitutional provision contains an exemption for agricultural land operated by a corporation for the purpose of raising poultry, the Nebraska Attorney General has, in written opinions, taken the position that facilities devoted primarily to the production of eggs do not fall within such exemption and therefore are subject to the restrictions contained in the constitutional provision. We believe that our egg production facilities in Nebraska are part of integrated facilities for the production, processing and distribution of egg products, and therefore, that any agricultural land presently owned by us in Nebraska is being used for non-farming and non-ranching purposes. The constitution empowers the Nebraska Attorney General, or if the Attorney General fails to act, a Nebraska citizen, to obtain a court order to, among other things, force a divestiture of land held in violation of this constitutional provision. If land subject to such a court order is not divested within a two-year period, the constitutional provision directs the court to declare the land escheated, or forfeited, to the State of Nebraska. We are not aware of any proceedings under this over 75 year-old constitutional provision pending or threatened against us or any other companies engaging in farming or ranching activities in Nebraska. We believe that we have adequate contingency arrangements in place in the event a determination is made that we engage in farming and/or ranching activities proscribed by the Nebraska constitution. Until the scope of such provision has been clarified by further judicial, legislative, or executive action, there can be no assurance as to the effect, if any, that it may have on our Egg Products Division.

Environmental Regulation

We are subject to federal, state and local environmental regulations and requirements, including those governing discharges to air and water, the management of hazardous substances, the disposal of solid and hazardous wastes, and the remediation of contamination.

We have an ongoing relationship with an environmental consulting firm that aids us in our environmental compliance efforts. As a result of our efforts, we believe we are currently in material compliance with all environmental regulations and requirements. Nonetheless, if we do not fully comply with environmental regulations, or if a release of hazardous substances occurs at or from one of our facilities, we may be subject to penalties and/or held liable for the cost of remedying the condition.

Many of our facilities discharge wastewater pursuant to wastewater discharge permits. We dispose of our waste from our internal egg production primarily by providing it to farmers for use as fertilizer. We dispose of our solid waste from potato processing by selling the waste to a processor who converts it to animal feed.

We received a request for information from the U.S. Environmental Protection Agency (“EPA”) in July 2003 regarding the wastewater disposal practices and procedures of all of our facilities in and around Wakefield, Nebraska. We responded to this request for information in September 2003. We more recently received a supplemental request for information from the EPA regarding two of our facilities and we are responding to the request.

We have made, and will continue to make, expenditures to comply with environmental requirements. We have upgraded the wastewater treatment system at our Klingerstown, Pennsylvania facility. We have paid the city of Lenox, Iowa the cost to construct and have agreed to continue to pay Lenox to operate a wastewater treatment plant used by our facility located there. In addition, we updated our wastewater system at our egg production facility in Bloomfield, Nebraska in 2002. These expenditures have reduced the current and future risk of wastewater violations at these facilities. We are reviewing the adequacy of our wastewater treatment systems at the Egg Products Division’s facility in Gaylord, Minnesota. We may elect to upgrade the wastewater controls at this facility or we may be required to upgrade such controls in the future. In response to ongoing discussions with environmental regulators in New Jersey relating to wastewater discharges at our Elizabeth, New Jersey facilities, we may be required to pay certain fines and to upgrade the wastewater treatment systems at these facilities. Recently, New Jersey environmental regulatory authorities have proposed that our Papetti’s subsidiary pay a $200,000 fine to settle a wastewater non-compliance matter. We have agreed to pay such a fine, but the matter is not finalized.

Employees

At December 31, 2003, we had 3,806 employees. The Egg Products Division employed 2,694 full-time and 208 part-time employees, none of whom are represented by a union. The Potato Products Division employed 254 persons, 183 of whom were represented by the Bakery, Laundry, Allied Sales Drivers and Warehousemen Union, which is affiliated with the Teamsters. The Refrigerated Distribution Division employed 514 employees, none of whom are represented by a union. Our corporate, sales, distribution and customer service and information systems groups collectively had 136 employees at December 31, 2003. We believe our relations with our employees to be good.

Executive Officers of the Registrant

See Item 10—Directors and Executive Officers of the Registrant.

ITEM 2—PROPERTIES

FACILITIES

Corporate. We maintain leased space for our corporate headquarters in suburban Minneapolis, Minnesota. Leased space within the same building houses the headquarters, financial and administrative services staffs of the Egg Products and Potato Products divisions, as well as our customer service, distribution, sales, marketing and information services groups.

Egg Products Division. The following table summarizes information relating to the primary facilities of our Egg Products Division:

LOCATION	PRINCIPAL USE	SIZE (SQUARE FEET)	OWNED/ LEASED
Elizabeth, New Jersey	Processing	75,000	Leased
Elizabeth, New Jersey	Processing	125,000	Leased
Bloomfield, Nebraska	Processing	80,000	Owned
LeSueur, Minnesota	Processing	29,000	Owned
Wakefield, Nebraska	Processing	380,000	Owned
Klingerstown, Pennsylvania	Processing and Distribution	139,000	Leased
Klingerstown, Pennsylvania	Processing and Distribution	19,000	Leased
Lenox, Iowa	Processing and Distribution	143,000	Owned
Gaylord, Minnesota	Processing and Distribution	230,000	Owned
Elizabeth, New Jersey	Sales and Distribution	80,000	Leased
Bloomfield, Nebraska	Egg Production	619,000	Owned
Wakefield, Nebraska	Egg Production	658,000	Owned
LeSueur, Minnesota	Egg Production	345,000	Owned
Gaylord, Minnesota	Egg Production	349,000	Owned
Gaylord, Minnesota	Pullet Houses	130,000	Owned
Wakefield, Nebraska	Pullet Houses	432,000	Owned
Plainview, Nebraska	Pullet Houses	112,000	Owned
Winnipeg, Manitoba	Processing	102,000	Leased
St. Mary’s, Ontario	Processing	42,000	Leased
Mississauga, Ontario	Distribution	8,000	Leased
Abbotsford, British Columbia	Sales Office	5,000	Leased

The Egg Products Division also owns or leases, primarily for egg production operations, approximately 1,600 acres of land in Nebraska and Minnesota.

Potato Products Division. The Potato Products Division owns a processing plant and land located in Minneapolis, Minnesota, consisting of approximately 175,000 square feet of production area. The division leases a building in North Las Vegas, Nevada consisting of approximately 31,000 square feet which is used for potato processing.

Refrigerated Distribution Division. The Refrigerated Distribution Division leases administrative and sales offices in suburban Minneapolis and several small warehouses across the United States. The division owns a distribution center located near LeSueur, Minnesota, which is approximately 33,000 square feet. The refrigerated distribution division also owns and operates a 48,200 square foot refrigerated warehouse and a 19,000 square foot cheese packaging facility on a 19 acre site in Lake Mills, Wisconsin.

Minimum rental commitments for 2004 for the facilities described above are approximately $4.3 million. The leases for these facilities have varying terms ranging from month-to-month to 2017. We believe that our owned and leased facilities, together with budgeted capital projects in each of our three operating divisions, are adequate to meet anticipated requirements for our current lines of business for the foreseeable future. Substantially all of our owned property serves as collateral under the terms of our credit agreement.

ITEM 3—LEGAL PROCEEDINGS

Four patents for ultrapasteurizing liquid eggs licensed to us by North Carolina State University were involved in proceedings before the PTO. In 1996, an examiner rejected certain claims under these patents as a result of challenges from competitors. We and North Carolina State University appealed this rejection to the PTO’s Board of Patent Appeals and Interferences, or the PTO Board. In 1999, we and North Carolina State University received a favorable ruling whereby the PTO Board reversed the examiner’s rejection of the claims made under the patents. As a result of these proceedings, process claims of all four patents continue to be valid and in full force and effect. Also, the fourth patent was reissued in 2001 to include product claims.

In 2000, Sunny Fresh Foods, a division of Cargill, filed a declaratory judgment action in the United States District Court for the District of Minnesota requesting the adjudication of the unenforceability and invalidity of those patents exclusively licensed to us by North Carolina State University. In August 2003, a jury found the patents to be valid and enforceable, but ruled that Sunny Fresh Foods has not infringed the licensed patents. We have filed an appeal to reverse the non-infringement ruling. We also settled litigation regarding infringement of these patents with Rose Acre Farms and Cutler Egg Products in January 2004.

In addition, we are from time to time party to litigation, administrative proceedings and union grievances that arise in the ordinary course of our business. We do not have pending any litigation that, separately or in the aggregate, would in the opinion of management have a material adverse effect on our results of operations or financial condition.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

None. Our stock is not publicly traded.

ITEM 6—SELECTED FINANCIAL DATA

The following table sets forth selected consolidated historical financial data with respect to the Company, the Predecessor and the 2001 Predecessor. The data presented below was derived from the Company’s, Predecessor’s and 2001 Predecessor’s Consolidated Financial Statements. Due to the Merger, which was accounted for as a purchase, different bases of accounting have been used to prepare the Company and Predecessor Consolidated Financial Statements. The Merger resulted in additional interest expense for new debt incurred and higher depreciation and amortization of property, plant and equipment and other intangible assets recorded. The accompanying 2001 Predecessor Balance Sheet and Statements of Operations data as of and for the three months ended March 31, 2001, and for the years ended December 31, 2000 and 1999 were prepared from the historical books and records of the 2001 Predecessor. This information should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere herein and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	COMPANY	PREDECESSOR			2001 PREDECESSOR
	ONE MONTH ENDED DECEMBER 31,	ELEVEN MONTHS ENDED NOVEMBER 30,	YEAR ENDED DECEMBER 31,	NINE MONTHS ENDED DECEMBER 31,	THREE MONTHS ENDED MARCH 31,	YEAR ENDED DECEMBER 31,
	2003	2003	2002	2001	2001	2000	1999
STATEMENT OF OPERATIONS DATA
Net sales	$140,806	$1,184,357	$1,168,160	$885,642	$275,627	$1,080,601	$1,053,272
Cost of sales	121,442	973,004	953,333	734,008	227,707	889,138	860,256

Gross profit	19,364	211,353	214,827	151,634	47,920	191,463	193,016
Selling, general and administrative expenses	14,676	106,339	116,444	87,484	27,376	104,657	106,686
Transaction expenses	7,121	15,377	—	—	11,050	—	—

Operating profit (loss)	(2,433)	89,637	98,383	64,150	9,494	86,806	86,330
Interest expense	4,932	41,670	50,179	42,335	3,293	13,206	11,664
Loss on early extinguishment of debt	—	61,226	—	—	15,513	—	—
Loss on Dairy disposition	—	16,288	—	—	—	—	—

Earnings (loss) before income taxes	(7,365)	(29,547)	48,204	21,815	(9,312)	73,600	74,666
Income tax expense (benefit)	(2,836)	(11,397)	18,543	12,000	(3,659)	28,890	30,610

Net earnings (loss)	$(4,529)	$(18,150)	$29,661	$9,815	$(5,653)	$44,710	$44,056

AT PERIOD END BALANCE SHEET DATA
Working capital	$108,876	$118,750	$59,145	$65,477	$73,459	$78,628	$51,764
Total assets	1,416,682	844,635	893,022	897,133	619,721	612,904	597,917
Long-term debt, including current maturities	790,076	307,998	511,389	553,094	192,200	198,809	178,534
Shareholder’s equity	287,538	256,384	179,326	152,990	257,151	258,733	264,599

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS APPEARING ELSEWHERE IN THIS FORM 10-K. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN FORWARD-LOOKING STATEMENTS. SEE “ITEM 1—BUSINESS—FORWARD–LOOKING STATEMENTS.”

General

Overview. We are a leading producer and distributor of specialty egg and refrigerated potato products to the foodservice, retail and industrial ingredient markets. We also distribute refrigerated food items, primarily cheese and other dairy products, to the retail grocery market predominantly in the central United States. We focus our growth efforts on the specialty segments within our food categories and strive to be a market leader in product innovation and low-cost production. Our strategic focus on value-added processing of food products is designed to capitalize on key food industry trends, such as the desire for improved safety and convenience, reduced labor and waste, as well as growth of food consumption away from home. We believe our operational scale, product breadth and geographic scope make us an attractive and important strategic partner for our customers, which include food service distributors, major restaurant chains and industrial ingredient companies. In recent years, our net sales and operating profit, excluding transaction expenses, have each increased as a result of our focus on value-added products, combined with favorable food industry trends, such as an increasing percentage of the total annual spending on food in the U.S. being devoted to eating away from home.

Capital Expenditures. From 1998 through 2003, we invested approximately $226 million in capital expenditures, excluding capital expenditures made in the Dairy Products Division, which was sold in late 2003. Of this amount, approximately $125 million was used for growth investments to expand our manufacturing capacity for value-added egg products, to upgrade our potato products operations, to improve and expand our distribution centers, to install a new company-wide management information system and to otherwise position ourselves for future growth. These expenditures included the installation of new precooked egg production lines, a new dried egg facility, automated packaging machines and quality control systems. We expect these investments to improve manufacturing efficiencies, customer service and product quality. The remainder of capital spending over the past six years was on routine major equipment and facilities betterment activities.

Acquisitions/Joint Ventures. We have grown both organically and through acquisitions. Since 1988, we have completed 17 acquisitions and three joint ventures, including the $106 million acquisition of Papetti’s in 1997. The acquisition of Papetti’s significantly increased our Egg Products Division’s market share, scale, geographic scope and product offerings. We have focused in recent years on making small acquisitions that expand our current product offerings and/or geographic scope and broaden our technological expertise. For example, in August 2002, we bought the egg products division of Canadian Inovatech, Inc., one of the largest providers of processed egg products in Canada, which greatly expanded our presence in international markets, particularly in the industrial ingredients market.

Commodity Risk Management. Our principal exposure to market risks that may adversely affect our results of operations and financial condition include changes in future commodity prices and interest rates. We seek to minimize or manage these market risks through normal operating and financing activities and through the use of commodity contracts and interest rate swap agreements, where practicable. We do not trade or use instruments with the objective of earning financial gains on commodity prices or interest rate fluctuations, nor do we use instruments where there are not underlying exposures. See “—MARKET RISK—COMMODITY HEDGING—Commodity Risk Management.”

Sale of Dairy Products Division. Effective September 30, 2003, we completed the sale of our Dairy Products Division to Dean Foods Company for approximately $155.0 million. Under terms of the Dairy LLC’s member agreement, approximately $42.6 million of the $155 million of proceeds were allocated to the Predecessor, with the remaining amount being allocated to the other members of the LLC. These members were required to contribute the $84.4 million of their net of tax proceeds to the Predecessor as a capital contribution. In accordance with a transition services agreement, we were compensated for certain transition services we provided to the buyer through February 2004. These transition services included services such as information technology, sales, customer service and procurement. We determined that the sale did not meet the accounting criteria for “discontinued operations.” Accordingly, the results of operations of the Dairy Products Division are included in the Predecessor’s statements of operations through September 30, 2003.

Purchase Accounting Effects. The November 2003 Merger was accounted for using the purchase method of accounting. Accounting for the Merger using this method may affect our results of operations in certain significant respects. The aggregate Merger consideration, including Purchase Price adjustments, the assumption of liabilities and estimated transaction expenses, of approximately $1.018 billion was allocated to the tangible and intangible assets acquired and liabilities assumed by us, based upon their respective fair values as of the date of the acquisition. The allocation of the purchase price of the assets acquired in the Merger resulted in a significant increase in our annual depreciation and amortization expense. In addition, due to the effects of the increased borrowings to finance the Merger, our interest expense may increase in the periods following the Merger. On a pro forma basis, giving effect to the Merger, our interest expense would have been $42.9 million for the twelve months ended December 31, 2003.

Results Of Operations

The following table summarizes the historical results of our divisional operations and such data as a percentage of total net sales for the periods indicated. The financial data presented for the periods below include the results of our Dairy Products Division, which the Predecessor sold effective September 30, 2003. The information contained in this table should be read in conjunction with “Item 6—Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this Form 10-K. The consolidated historical financial data presented below includes our financial data and the financial data of our 2001 Predecessor and our Predecessor, both of which were also named Michael Foods, Inc. The financial data presented below for the 2001 Predecessor relates to our company and its consolidated subsidiaries for the periods prior to the acquisition of the 2001 Predecessor in April 2001 by an investor group consisting of members of our senior management, two equity sponsors and affiliates of the Michael family. The financial data presented below for the Predecessor relates to our company and its consolidated subsidiaries for the periods after the 2001 Merger and prior to the acquisition (Merger) of our predecessor in November 2003 by an investor group consisting of affiliates of Thomas H. Lee Partners and members of our management. Due to the 2001 Merger and the Merger, which were accounted for as purchases, different bases of accounting have been used to prepare our, the Predecessor’s and the 2001 Predecessor’s consolidated financial statements. The 2001 Merger and the Merger resulted in additional interest expense for incurred indebtedness and higher depreciation and amortization of fixed assets and other intangible assets recorded.

The financial data below was derived from the Company’s, Predecessor’s and 2001 Predecessor’s audited Consolidated Financial Statements included elsewhere in this document. It is suggested that readers combine 2001 three months (2001 Predecessor) and 2001 nine months (Predecessor) to compare full-year 2002 to full-year 2001, and also combine 2003 one month (Company) and 2003 11 months (Predecessor) to compare full-year 2003 to full-year 2002.

	COMPANY		PREDECESSOR						2001 PREDECESSOR
	ONE MONTH ENDED DECEMBER 31, 2003		ELEVEN MONTHS ENDED NOVEMBER 30, 2003		YEAR ENDED DECEMBER 31, 2002		NINE MONTHS ENDED DECEMBER 31, 2001		THREE MONTHS ENDED MARCH 31, 2001
	$	%	$	%	$	%	$	%	$	%
STATEMENT OF OPERATIONS DATA:
External net sales:
Egg products division	95,591	67.9	730,028	61.7	657,824	56.3	482,324	54.4	163,529	59.3
Potato products division	8,496	6.0	67,925	5.7	72,170	6.2	51,268	5.8	15,585	5.7
Dairy products division	—	—	144,667	12.2	190,578	16.3	150,554	17.0	35,328	12.8
Refrigerated distribution division	36,719	26.1	241,737	20.4	247,588	21.2	201,496	22.8	61,185	22.2

Total net sales	140,806	100.0	1,184,357	100.0	1,168,160	100.0	885,642	100.0	275,627	100.0
Cost of sales	121,442	86.2	973,004	82.2	953,333	81.6	734,008	82.9	227,707	82.6

Gross profit	19,364	13.8	211,353	17.8	214,827	18.4	151,634	17.1	47,920	17.4
Selling, general and administrative expenses	14,676	10.4	106,339	9.0	116,444	10.0	87,484	9.9	27,376	9.9
Transaction expenses	7,121	5.1	15,377	1.2	—	—	—	—	11,050	3.9

Operating profit (loss):
Egg products division	3,972	2.8	74,575	6.3	71,717	6.1	48,648	5.5	12,915	4.7
Potato products division	905	0.6	8,452	0.7	10,832	0.9	6,639	0.7	1,688	0.6
Dairy products division	—	—	11,918	1.0	9,918	0.8	7,885	0.8	3,958	1.4
Refrigerated distribution division	913	0.7	15,510	1.3	13,744	1.2	4,947	0.6	3,639	1.3
Corporate	(8,223)	(5.8)	(20,818)	(1.7)	(7,828)	(0.6)	(3,969)	(0.4)	(12,706)	(4.6)

Total operating profit (loss)	(2,433)	(1.7)	89,637	7.6	98,383	8.4	64,150	7.2	9,494	3.4

Interest expense, net	4,932	3.5	41,670	3.5	50,179	4.3	42,335	4.8	3,293	1.2
Net earnings (loss)	(4,529)	(3.2)	(18,150)	(1.5)	29,661	2.5	9,815	1.1	(5,653)	(2.1)

Combined Results for the Year Ended December 31, 2003 Compared to Predecessor’s Results for the Year Ended December 31, 2002

Net Sales. Net sales for the year ended December 31, 2003 increased $157.0 million, or approximately 13%, to $1,325.2 million from $1,168.2 million for the year ended December 31, 2002. The strongest divisional sales growth occurred in the Egg Products Division, which recorded a 26% external net sales increase. External net sales growth of 6% and 13% was recorded by the Potato Products and Refrigerated Distribution divisions, respectively. 2003 was a 53 week year, which added nearly 2% to annual net sales.

Egg Products Division Net Sales. Egg Products Division external net sales for the year ended December 31, 2003 increased $167.8 million, or 26%, to $825.6 million from $657.8 million for the year ended December 31, 2002. External net sales increased for all products lines, with particular strength in egg substitutes, precooked items, dried products and short shelf-life liquid. Consistent with our strategy to emphasize value-added egg product sales and diminish commodity sensitive sales, shell egg unit sales declined by 5% in 2003. However, shell egg dollar sales rose due to strong market prices. During 2003, shell egg prices increased by approximately 29%, as reported by Urner Barry, resulting in notably better pricing for market-sensitive products such as frozen and short shelf-life egg products as well as shell eggs. Sales of higher value-added egg products represented approximately 56% of the Egg Products Division’s external net sales in 2003 compared with 59% in 2002. The increased contribution of lower value-added products reflected the impact of a significantly stronger pricing environment for market-sensitive egg products, whereas higher value-added lines are affected to a lesser extent, if at all, by egg market prices. Also, having a full year of Canadian operations, which largely has industrial sales, reduced the portion of total sales from value-added lines.

Potato Products Division Net Sales. Potato Products Division external net sales for the year ended December 31, 2003 increased $4.2 million, or 6%, to $76.4 million from $72.2 million for the year ended December 31, 2002. This increase was primarily attributable to strong unit sales growth for retail refrigerated potato products, which increased approximately 11% from 2002 levels. Foodservice unit sales increased by approximately 3%. Sales to new customers, growth in sales to existing customers, increased marketing and new product introductions all contributed to the sales increase, with mashed potato products showing the greatest growth in both the retail and foodservice markets. Approximately 60% of the Division’s 2003 net sales were to the foodservice market, with 40% to the retail market. Pricing in both market segments was stable year-over-year.

Refrigerated Distribution Division Net Sales. Refrigerated Distribution Division external net sales for the year ended December 31, 2003 increased $30.9 million, or 13%, to $278.5 million from $247.6 million for the year ended December 31, 2002. This increase was due, in part, to higher unit sales for cheese and butter. Overall, unit sales rose by 3% in 2003. Inflation also contributed to the divisional sales increase, with higher market prices prevailing for cheese and butter. Increased product placements and stores served also contributed to the Division’s sales growth.

Dairy Products Division Net Sales. Dairy Products Division external net sales for the year ended December 31, 2003 decreased $45.9 million, or 24%, to $144.7 million from $190.6 million for the year ended December 31, 2002. This decrease was primarily due to the 2003 period being nine months, as the Division was sold effective late September 2003. On a comparable basis, sales decreased slightly due to lower unit sales of carton products related to a customer diversifying its customer base, which were offset by unit sales gains by customers.

Gross Profit. Gross profit for the year ended December 31, 2003 increased $15.9 million, or approximately 7%, to $230.7 million from $214.8 million for the year ended December 31, 2002. Our combined gross profit margin was 17.4% of net sales for 2003, compared with 18.4% for 2002. The decrease in gross profit margin was due to decreased gross profit margins from egg products. Egg sourcing costs were higher in 2003 than in 2002, reflecting higher feed costs and much higher open market, and market-based contracted, egg costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2003 increased $4.6 million, or 4%, to $121.0 million from $116.4 million for the year ended December 31, 2002. Selling, general and administrative expenses declined to 9% of net sales in 2003 versus 10% for 2002. The decline in selling, general and administrative expenses as a percentage of net sales is attributable to expense management, significant net sales growth and owning the Dairy Products Division for only nine months in 2003.

Operating Profit. Operating profit for the year ended December 31, 2003 decreased $11.2 million, or approximately 11%, to $87.2 million from $98.4 million for the year ended December 31, 2002. This decrease is primarily attributable to transaction expenses recorded by us and our Predecessor of $22.5 million.

Egg Products Division Operating Profit. Egg Products Division operating profit for the year ended December 31, 2003 increased $6.8 million, or 10%, to $78.5 million from $71.7 million for the year ended December 31, 2002. Operating profit for higher value-added egg products decreased by $13.7 million, or 19%, from 2002, reflecting increased egg costs, as a result of increased grain and market-driven egg costs late in the year. Operating profits from other egg products rose significantly from near break-even levels in 2002, reflecting vastly improved market-driven pricing. Shell egg profitability in 2003 rose significantly from very modest 2002 levels, reflecting much higher Urner Barry pricing levels. Various legal settlements related to vendor price collusion added approximately $4.3 million to 2003 divisional operating profits.

Potato Products Division Operating Profit. Potato Products Division operating profit for the year ended December 31, 2003 decreased $1.4 million, or 13%, to $9.4 million from $10.8 million for the year ended December 31, 2002. This decrease reflected a gross profit decrease tied to reduced processing yields as a result of below-normal potato quality through the first nine months of 2003, partially offset by the favorable impact of rising sales volumes in the more profitable retail market.

Refrigerated Distribution Division Operating Profit. Refrigerated Distribution Division operating profit for the year ended December 31, 2003 increased $2.7 million, or 20%, to $16.4 million from $13.7 million for the year ended December 31, 2002. Profit margin for our key product line, cheese, rose in 2003 due to both normal (versus historical averages) product costs and retail pricing prevailing through much of the year. Also, our cheese hedging activities were more effective in 2003 than in 2002. Divisional operating profit results for the first several months of 2002 were depressed due to ineffective cheese hedging, which resulted in cheese costs being in excess of market levels. Improved 2003 profitability was partially offset by a charge of approximately $1.0 million in recognition of a bankruptcy filing by a major customer.

Dairy Products Division Operating Profit. Dairy Products Division operating profit for the year ended December 31, 2003 increased $2.0 million, or 20% to $11.9 million from $9.9 million for the year ended December 31, 2002 despite the 2003 period being nine months, as 2002 was affected by high operating costs at one facility that were rectified in 2003. Additionally, sales growth in the higher margin creamer category contributed to profit growth. The Division was sold effective late September 2003.

Loss on Early Extinguishment of Debt and Loss on Dairy Disposition. The Predecessor recorded a loss on the early extinguishment of debt related to the 2003 Merger during the eleven month period ended November 30, 2003 of $61.2 million. The amount consists primarily of $50.8 million redemption premium paid to the 11.75% senior subordinated note holders. The Predecessor also recorded a loss on the sale of its Dairy Products Division. The loss was primarily related to the difference in book basis of our investment in the division compared to the actual cash received by the Predecessor of $42.6 million.

Predecessor Results for the Year Ended December 31, 2002 Compared to the Combined Results for the Year Ended December 31, 2001

Net Sales. Net sales for the year ended December 31, 2002 increased $6.9 million, or approximately 1%, to $1,168.2 million from $1,161.3 million for the year ended December 31, 2001. The strongest divisional sales growth occurred in the Potato Products Division, which recorded an 8% external net sales increase. External net sales growth of 2% and 3% was recorded by the Egg Products and Dairy Products divisions, respectively, with the Egg Products Division benefiting from the acquisition of a Canadian egg products business in August 2002. Refrigerated distribution external net sales declined by 6% due to lower commodity prices for butter, lower unit sales and customer store closings.

Egg Products Division Sales. Egg Products Division external net sales for the year ended December 31, 2002 increased $11.9 million, or 2%, to $657.8 million from $645.9 million for the year ended December 31, 2001. Sales rose for higher value-added products, in total, including precooked items, egg substitutes and hardcooked eggs, and declined for the more commodity price sensitive products, such as frozen and dried egg products. Reflecting our strategy to sell more higher value-added egg products, shell egg sales declined by 7% in 2002, while shell egg dozens sold decreased by over 12%. During 2002, shell egg prices increased by approximately 3%, as reported by Urner Barry resulting in somewhat better margins for frozen and dried egg products. However, in some cases, we declined to renew contracts for frozen products last year because of a lack of margin contribution. The Canadian egg products business acquired in August 2002, and the related consolidation of Trilogy Egg Products, Inc., one of our joint ventures, added approximately 3% to the 2002 Egg Products Division’s net sales. Sales of higher value-added egg products represented approximately 64% of the Egg Products Division’s sales in both 2002 and 2001.

Potato Products Division Sales. Potato Products Division external net sales for the year ended December 31, 2002 increased $5.3 million, or 8%, to $72.2 million from $66.9 million for the year ended December 31, 2001.

This increase was mainly due to strong unit sales growth for retail refrigerated potato products, which increased approximately 16% from 2001. Foodservice unit sales increased by approximately 4%. Sales to new customers, growth in sales to existing customers, increased marketing and new product introductions all contributed to the sales increase, with mashed potato products showing the greatest growth in both retail and foodservice markets.

Refrigerated Distribution Division Sales. Refrigerated Distribution Division external net sales for the year ended December 31, 2002 decreased $15.1 million, or 6%, to $247.6 million from $262.7 million for the year ended December 31, 2001. This decrease was due, in part, to lower unit sales for cheese, margarine and bakery items. Customer store closings and a sluggish domestic food sales environment contributed to this sales decline. While net sales declined 6%, quantities of distributed products fell by less than 1%. Further, shell egg dozens sold declined by 6%, which was in line with our strategy to increase our focus on higher value-added egg products. Deflation also contributed significantly to the divisional sales decline, with lower market prices prevailing for butter and margarine.

Dairy Products Division Sales. Dairy Products Division external net sales for the year ended December 31, 2002 increased $4.7 million, or 3%, to $190.6 million from $185.9 million for the year ended December 31, 2001. This increase mainly was due to strong unit sales volumes for certain specialty cartoned items contract packed for other dairies and notable growth in non-refrigerated creamer sales. National dairy ingredient prices decreased during the year, resulting in a lower pricing environment of approximately 4%, on average, for the products sold by the Dairy Products Division resulting in lower external net sales growth in 2002. We sold our dairy products division on October 15, 2003.

Gross Profit. Gross profit for the year ended December 31, 2002 increased $15.2 million, or approximately 8%, to $214.8 million from $199.6 million for the year ended December 31, 2001. Our gross profit margin was 18.4% of net sales in 2002, whereas the combined gross profit margin was 17.2% in 2001. The increase in gross profit margin was due to increased gross profits from many products, including egg substitutes, precooked egg products, cheese and specialty dairy products. In general, raw material costs were more favorable in 2002 than in 2001, and cost savings were realized from production efficiencies in several product categories.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2002 increased $1.5 million, or 1%, to $116.4 million from $114.9 million for the year ended December 31, 2001. Selling, general and administrative expenses were nearly consistent at 10% of net sales in 2002 versus 9.9% for 2001. Whereas 2002 expenses no longer included goodwill amortization, there were increases in depreciation and incentives accruals in 2002. The former reflected a full year of increased asset values, due to the purchase accounting at the time of the 2001 acquisition, being depreciated as compared to a partial year in 2001. Separate from selling, general and administrative expenses in 2001, the Predecessor recorded non-recurring expenses related to the 2001 acquisition for financial, legal, advisory and regulatory filing fees. These expenses of approximately $11.1 million are reflected in the Predecessor’s consolidated statements of operations as transaction expenses.

Operating Profit. Operating profit for the year ended December 31, 2002 increased $24.8 million, or approximately 34%, to $98.4 million from $73.6 million for the year ended December 31, 2001. This increase was due mainly to the increase in gross profit, as described above. Also, 2001 results included one-time transaction expenses for the predecessor relating to the 2001 Merger.

Egg Products Division Operating Profit. Egg Products Division operating profit for the year ended December 31, 2002 increased $10.1 million, or 16%, to $71.7 million from $61.6 million for the year ended December 31, 2001. Operating profit for higher value-added egg products increased by $9.3 million, or 15%, from 2001, while operating profits from other egg products were near break-even levels, collectively, as compared to modest profitability in 2001. The increase in divisional operating margin was due mainly to increased gross profits from value-added items, resulting from favorable raw material costs and production efficiencies. The 2001 operating profit for the division was affected by an approximate $1.6 million loss from the

Egg Product Division’s termination of The Lipid Company S.A., a European egg products joint venture. The joint venture was terminated due to the Predecessor’s concerns about the viability of the business and the prospects for profitability to be achieved. A legal settlement related to vendor price collusion added approximately $0.8 million to 2002 divisional operating profits.

Potato Products Division Operating Profit. Potato Products Division operating profit for the year ended December 31, 2002 increased $2.5 million, or 30%, to $10.8 million from $8.3 million for the year ended December 31, 2001. This increase reflected gross profit improvement tied to volume growth, particularly from the more profitable retail segment, and continuing improvements in plant operations.

Refrigerated Distribution Division Operating Profit. Refrigerated Distribution Division operating profit for the year ended December 31, 2002 increased $5.1 million, or 59%, to $13.7 million from $8.6 million for the year ended December 31, 2001. Profit margin for our key product line, cheese, rose in 2002 due to more normalized product costs prevailing through much of the year. However, operating profit results for the first several months of 2002 were depressed due to cheese hedging, which resulted in cheese costs being in excess of market levels. When cheese inventory costs returned to more normal levels, due to a reduction in hedging, operating profits for the division increased significantly in the latter part of the year.

Dairy Products Division Operating Profit. Dairy Products Division operating profit for the year ended December 31, 2002 decreased $1.9 million, or 16%, to $9.9 million from $11.8 million for the year ended December 31, 2001. Operating profit for the Dairy Products Division in 2001 included a $3.2 million final insurance settlement payment related to our 1999 milk recall. Exclusive of this settlement amount, the operating profit for the dairy products division increased $1.3 million in 2002. This reflected more favorable ingredient costs, which more than offset higher than expected production costs at one dairy plant.

Seasonality and Inflation

Our consolidated quarterly operating results are affected by the seasonal fluctuations of our net sales and operating profits. Specifically, shell egg prices typically rise seasonally in the first and fourth quarters of the year due to increased demand during holiday periods. Consequently, net sales in the Egg Products Division may increase in the first and fourth quarters. Generally, the Refrigerated Distribution Division has higher net sales and operating profits in the fourth quarter, coinciding with incremental consumer demand during the holiday season. Operating profits from the Potato Products Division are less seasonal, but tend to be higher in the second half of the year coinciding with the potato harvest. Net sales and operating profits from the Dairy Products Division typically were significantly higher in the second and third quarters due to increased consumption of ice cream products during the summer months. In recent years, other than fluctuations in raw material costs, largely related to short-term supply and demand variances, inflation has not been a significant factor in our operations. Inflation is not expected to have a significant impact on our business, results of operations or financial condition since we can generally offset the impact of inflation through a combination of productivity gains and price increases.

Liquidity and Capital Resources

Historically, we have financed our liquidity requirements through internally generated funds, senior bank borrowings and the issuance of other indebtedness. We believe such sources remain viable financing alternatives to meet our anticipated needs. Our investments in acquisitions, joint ventures and capital expenditures have been a significant use of capital. We plan to continue to invest in advanced production facilities to enhance our competitive position.

Cash flow provided by operating activities was $107.5 million, combining the Company and Predecessor results, for the year ended December 31, 2003, compared to $83.0 million for the year ended December 31, 2002. This increase in our cash flow provided by operating activities is primarily attributable to earnings and working capital management. Cash flow provided by operating activities was $83.0 million for the year ended December 31, 2002, compared to $114.8 million, combining the Predecessor and the 2001 Predecessor results, for the year ended December 31, 2001. The decrease in cash flow provided by operating activities from 2001 to 2002 was primarily attributable to an increase in operating working capital related to our Canadian acquisition.

As a result of the Merger, we incurred approximately $780.0 million of long-term debt, including $495.0 million of borrowings under our senior credit facility, $135.0 million of borrowings under a senior unsecured term loan facility and $150.0 million from the issuance of 8% senior subordinated notes due 2013. The senior credit facility that we entered into in connection with the Merger currently provides a $100.0 million revolving credit facility maturing in 2009 and a $495.0 million term loan facility maturing in 2010. The senior unsecured term loan facility of $135.0 million matures in 2011.

We used borrowings under the term loan facility of our senior credit facility, borrowings under the senior unsecured term loan facility and the net proceeds of the offering of the 8% senior subordinated notes to consummate the Merger transactions (including repayment in full of our then existing credit facility and substantially all of the Predecessor’s 11.75% senior subordinated notes due 2011), to pay fees and expenses incurred in connection with the transactions and to provide for working capital and other general corporate purposes.

As a result of the Merger, we continue to have substantial annual cash interest expenses. Our senior credit facility requires us to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the senior credit facility, the senior unsecured term loan facility and the indenture relating to the 8% senior subordinated notes due 2013 contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in these agreements. Our failure to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on our results of operations, financial position and cash flow. In general, the debt covenants limit our discretion in the operation of our businesses. We were in compliance with all of the covenants in the credit agreement, the senior unsecured term loan agreement, and the indenture as of December 31, 2003.

The following is a calculation of our minimum interest coverage and maximum leverage ratios under our credit facility. The terms and related calculations are defined in the credit facility agreement which was included as Exhibit 10.1 of our Form S-4 Registration Statement filed in February 2004. The covenant calculations were completed for the period ended 2003 by combing the Company’s one month operations ended December 31, 2003 and the Predecessor’s eleven months of operations ended November 30, 2003. In accordance with the terms of our credit facility agreement we also excluded the operations of the Dairy Products Division from both 2003 and 2002 periods presented.

	Year Ended December 31,
	2003		2002
	(dollars in thousands)
Calculation of Interest Coverage Ratio:
Consolidated EBITDA (1)	$158,445		$140,943
Consolidated cash interest expense	42,876		46,720
Actual Interest Coverage Ratio (2)	3.70	x	3.02	x
Minimum Permitted Interest Coverage Ratio	2.10	x	2.00	x

Calculation of Leverage Ratio:
Funded Indebtedness	$803,804		$526,940
Less: Cash and equivalents	(45,594)		(20,572)

	758,210		506,368
Consolidated EBITDA (1)	158,445		140,943
Actual Leverage Ratio (3)	4.79	x	3.59	x
Maximum Permitted Leverage Ratio	5.95	x	4.50	x

(1)	Consolidated EBITDA is defined in our senior credit facility as follows:

	Year Ended December 31,
	2003	2002
	(dollars in thousands)
Net earnings (loss)	$(22,679)	$29,661
Interest expense, excluding amortization of debt issuance costs	42,667	46,592
Amortization of debt issuance costs	3,986	4,218
Income tax expense	(14,233)	18,543
Depreciation and amortization	52,292	49,628
Equity sponsor management fee (a)	1,312	1,300
Industrial revenue bonds related expenses (b)	777	961
Other non-recurring charges related to acquisition accounting (c)	5,346	—
Transaction expenses (d)	22,498	—
Loss on early extinguishment of debt	61,226	—
Loss on Dairy Division disposition	16,288	—
Dairy Division net earnings	(6,540)	(5,526)
Income tax expense related to Dairy Division	(4,100)	(3,566)
Corporate costs allocated to the Dairy Division	(1,280)	(822)
Other (e)	885	(46)

Consolidated EBITDA, as defined in our senior credit facility	$158,445	$140,943

(a)	Reflects management fees paid to equity sponsors (see ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS—Management Agreement).
(b)	Reflects fees associated with industrial revenue bonds guaranteed by certain of our subsidiaries.
(c)	Reflects loss associated with SFAS 141 purchase accounting primarily for inventories.
(d)	Reflects expenses incurred in connection with our Merger.

(e)	Reflects the following:

	2003	2003
Equity (earnings) losses of unconsolidated subsidiaries	$482	$(132)
Gains from the sale of assets not in the ordinary course of business	—	(59)
Preferred return on deferred compensation	232	—
Letter of credit fees	171	145

	$885	$(46)

(2)	Represents ratio of consolidated EBITDA to consolidated interest expense.
(3)	Represents ratio of funded indebtedness less cash and cash equivalents to consolidated EBITDA.

The aggregate maturities of our long-term debt, our lease commitments and our long-term purchase commitments for the years subsequent to December 31, 2003, are as follows:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$783,037	$4,983	$9,918	$14,950	$753,186
Capital Lease Obligations	7,039	590	1,350	1,558	3,541
Operating Leases	24,938	4,347	7,204	4,287	9,100
Purchase Obligations (1)	707,017	167,651	236,571	185,445	117,350
Deferred compensation	25,413	0	0	0	25,413

Total	$1,547,444	$177,571	$255,043	$206,240	$908,590

(1)	A substantial portion relates to egg contracts. Estimates of future open market egg prices and feed costs were used to derive these figures. Approximately $636.6 million of these purchase obligations are subject to market risks due to fluctuations in market pricing.

As discussed above, we have a credit agreement with various lenders, including commercial banks, other financial institutions and investment groups, which expires in 2009 and 2010 and provides credit facilities which originally provided $595 million. Within these credit facilities there is a $100 million revolving line of credit. As of December 31, 2003, approximately $495 million was outstanding under the credit agreement, plus approximately $6.5 million was used under the revolving line of credit for letters of credit. Additionally, largely the same lender group provided us with a $135 million senior unsecured term loan agreement, which expires in 2011, with all available funds borrowed at the time of the Merger and still outstanding. The weighted average interest rate for our borrowings under the credit agreement and the unsecured term loan was approximately 4.2% at December 31, 2003. Given our business trends and cash flow forecast, we do not anticipate any use of the revolving line of credit during 2004, except for letters of credit purposes. However, it is possible that one or more acquisitions could arise, which could result in much of the revolving line of credit being utilized at some point.

We may repurchase from time to time a portion of our subordinated notes, subject to market conditions and other factors. No assurance can be given as to whether or when, or at what prices, such repurchases may occur. Any such repurchases would be limited by certain restrictions found in our credit agreement and in the indenture governing the subordinated notes. The indenture requires the Company to pay certain amounts, as set forth in the indenture, if repurchases occur before the specified dates.

Our ability to make payments on and to refinance our debt, including the notes, and to fund planned capital expenditures will depend on our ability to generate sufficient cash in the future. This, to some extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We believe that, based on current levels of operations, we will be able to meet our debt service obligations when due. Significant assumptions underlie this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. If our future cash flows from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the notes, on or before maturity. We can provide no assurances that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including the notes, our senior credit facility and our senior unsecured term loan may limit our ability to pursue any of these alternatives.

Our longer-term planning is focused on growing our sales, earnings and cash flows primarily by focusing on our existing business lines, through expanding product offerings, increasing production capacity for value-added products and broadening customer bases. We believe our financial resources are sufficient to meet the working capital and capital spending necessary to execute our longer-term plans. In executing these plans, we expect to reduce debt over the coming years. However, possible significant acquisition activity could result in us seeking additional financing resources, which we would expect would be available to us if they are sought.

Capital Spending

We and the Predecessor invested approximately $30.0 million in capital expenditures in 2003, the Predecessor invested approximately $27.4 million in capital expenditures in 2002, and the Predecessor and 2001 Predecessor made capital investments of approximately $34.1 million in 2001. Capital expenditures each year mainly related to expanding capacity for value-added products, especially in the Egg and Dairy Products divisions, to expand warehouse space for all of our divisions, and the upgrading of computer technology. Also, during 2002, the Predecessor purchased substantially all of the egg-related assets of Canadian Inovatech Inc. for approximately $18 million. Capital expenditures in 2003, 2002 and 2001 were funded from cash flow from operations and borrowings under credit facilities.

We plan to spend approximately $38 million in total capital expenditures for 2004, which will be used to maintain existing production facilities, expand refrigerated warehouse capacity, and to expand production capacity for value-added products, such as specialty egg and potato products. This spending will be funded from operating cash flow, plus available capacity under our revolving line of credit, if need be.

Debt Guarantees

We have guaranteed, through our Waldbaum subsidiary, the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of three municipalities where we have food processing facilities. The repayment of these bonds is funded through the wastewater treatment charges paid by us. However, should those charges not be sufficient to pay the bond payments as they become due, we have agreed to pay any shortfall. The remaining principal balance of these bonds at December 31, 2003 was approximately $6.4 million.

Insurance

In general, our insurance costs have increased over the past three years. The insurance industry trends toward significantly higher premiums were accelerated by global geo-political events in 2001. Regarding our largest insurance programs, in 2003 our property insurance premiums declined from 2002 levels, while our casualty insurance premiums rose from 2002 levels. We expect the same trends to prevail in 2004, based upon counsel from our brokers. We have also experienced, and expect to continue to experience, rising premiums for our portion of health and dental insurance benefits offered to our employees, although the past two years we have succeeded in maintaining such increases below prevailing market rates.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate estimates, including those related to the allowance for doubtful accounts, goodwill and intangible assets, accrued promotion costs, accruals for insurance, financial instruments and income tax provision. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies reflect the significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for doubtful accounts

We estimate the uncollectibility of our accounts receivable. In determining the adequacy of the allowance, we analyze the value of our customer’s financial statements, historical collection experience, aging of receivables and other economic and industry factors. It is possible that the accuracy of the estimation process could be materially impacted by different judgments as to collectibility based on the information considered and further deterioration of accounts.

Goodwill, customer relationships and other intangibles

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors which could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the use of acquired assets or our strategy and significant negative industry or economic trends. For intangible assets and long-lived assets, an assessment may occur if the carrying value of the asset exceeds the undiscounted cash flows from the asset.

When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of an impairment, we measure any potential impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. The evaluation of fair value requires the use of projections, estimates and assumptions as to the future performance of the operations in performing a discounted cash flow analysis as well as assumptions regarding sales and earning multiples that would be applied in comparable acquisitions in the industry. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and were required to assess our goodwill for impairment issues upon adoption, and are required to do so at least annually now.

Accrued promotion costs

The amount and timing of expense recognition for customer promotion activities involve management judgment related to estimated participation, performance levels, and historical promotion data and trends. The vast majority of year-end liabilities associated with these activities are resolved within the following fiscal year and, therefore, do not require highly uncertain long-term estimates.

Accruals for insurance

We are primarily self-insured for our medical and dental liability costs. We maintain high deductible insurance policies for our workers compensation and general and automobile liability costs. It is our policy to record our self-insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported. Any projection of losses concerning medical, dental, workers compensation and general and automobile liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

Financial instruments

We use derivative financial instruments to manage our exposure to various market risks, including certain interest rate, cheese, grain and feed costs. The fair value of these derivative financial instruments is based on estimated amounts which may fluctuate with market conditions.

Income tax provision

Income tax expense involves management judgment as to the ultimate resolution of any tax issues. Historically, our assessments of the ultimate resolution of tax issues have been reasonably accurate. The current open issues are not dissimilar from historical items.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, requiring the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 was effective for fiscal years beginning after June 15, 2002. The adoption of the provisions of this statement did not have any effect on the Company’s financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement was to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Effective January 1, 2003, the Company adopted the provisions of SFAS No. 146, which had no impact on its financial statements.

FASB Interpretation No. (“FIN”) 46 as amended by FIN 46 R, Consolidation of Variable Interest Entities— an Interpretation of ARB No. 51, as amended, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 R applies immediately to entities created after December 31, 2003. For variable interest entities created before December 31, 2003, FIN 46 R is effective for the first period beginning after December 15, 2004. The Company does not believe that the adoption of FIN 46 R will have a material impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure—as Amendment to FAS 123. SFAS No. 148 provides two additional transition methods for entities that adopt the preferable fair value based method of accounting for stock based compensation. In addition, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS No. 123, which provides for additional transition methods, were effective for periods beginning after December 15, 2002. The transition methods were not applicable to the Company as it continues to account for stock options using the intrinsic value method. The Company adopted the additional disclosure provisions of this statement in the first quarter of 2003.

In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 was effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it was effective on July 1, 2003. The adoption of SFAS No. 150 did not have any effect on the Company’s financial position or results of operations.

In May 2003, the FASB Emerging Issues Task Force reached a final consensus on EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The EITF addresses how to account for multiple-deliverable revenue arrangements and focuses on when a revenue arrangement should be separated into different revenue-generating deliverables or “units of accounting” and if so, how the arrangement considerations should be allocated to the different deliverables or units of accounting. The provisions of EITF 00-21 were effective for revenue arrangements entered into at the beginning of the first interim period after June 15, 2003. The adoption of the EITF did not have an impact on the Company’s financial position or results of operations.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB No. 104”), Revenue Recognition, which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 had no impact on the Company’s financial position or results of operations.

Market Risk

Commodity Hedging

Commodity Risk Management. The principal market risks to which we are exposed that may adversely affect our results of operations and financial position include changes in future commodity prices and interest rates. We seek to minimize or manage these market risks through normal operating and financing activities and through the use of commodity contracts and interest rate swap agreements, where practicable. We do not trade or use instruments with the objective of earning financial gains on the commodity price or interest rate fluctuations, nor do we use instruments where there are not underlying exposures.

The primary raw materials used in the production of eggs are corn and soybean meal. We purchase these materials to feed our approximately 13.5 million hens, which produce approximately 30% of our annual egg requirements. Shell and liquid eggs are purchased from third-party suppliers and in the spot market for the remainder of the Egg Products Division’s needs. Eggs, corn and soybean meal are commodities that are subject to significant price fluctuations due to market conditions which, in certain circumstances, can adversely affect the results of operations.

In order to reduce the impact of changes in commodity prices on our operating results, we have developed a risk management strategy that includes the following elements:

•	We hedge a significant percentage of our grain commodity requirements, targeting to have, on average, any given forward 12 month period’s grain-for-feed needs 50% covered. This covers both internal egg production and third-party egg procurement contracts that are priced based on grain prices, which collectively account for approximately 65% of our egg requirements. This activity protects against unexpected increases in grain prices and provides predictability with respect to a portion of future raw materials costs. Hedging can diminish the opportunity to benefit from the improved margins that would result from an unanticipated decline in grain prices. The degree to which we are hedged varies based on our expectation of future commodity prices.

•	We seek to align our procurement and sales volumes by matching the percentage of variable pricing contracts with our customers and the percentage of raw materials procured on a variable basis. This matching of our variable priced procurement contracts with that of variable priced sales contracts provides us with a natural hedge during times of grain and egg market volatility. As part of this effort, we are attempting to transition customers to variable pricing contracts that are priced off the same index used to purchase shell and liquid eggs. These efforts have generally been successful over the past two years.

•	We have negotiated agreements with certain of our fixed price customers which allow us to raise prices by giving 30 to 60 days notice in response to increased commodity prices. The majority of these contracts are with major broad-line foodservice distributor customers who are generally less sensitive to price increases because their customers purchase food products from them on a cost-plus basis.

•	We are continuing to transition customers from lower value-added egg products to higher margin, higher value-added specialty products. These products are less sensitive to fluctuations in underlying commodity prices because the raw material component is a smaller percentage of total cost and we generally have the ability to pass through certain cost increases related to our higher value-added egg products to customers. This transition to higher value-added specialty products has taken place gradually over the last five to six years. These products represented approximately 60% of our egg products unit sales in 2003, up from approximately 52% in 1997.

The following table is a sensitivity analysis that estimates our exposure to market risk associated with corn and soybean meal futures contracts. The notional value of commodity positions represents the notional value of the corn and soybean meal futures contracts for the year ended December 31, 2003. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in commodity prices (amounts in thousands).

	Notional value	Market risk
Corn futures contracts:
Highest position	$28,955	$2,896
Lowest position	11,556	1,156
Average position	19,857	1,986
Soybean meal futures contracts:
Highest position	$20,995	$2,100
Lowest position	5,271	527
Average position	11,724	1,172

During 2003, we began using forward buy contracts to cover a portion (approximately 21%) of our Crystal Farms branded cheese procurement needs. At December 31, 2003, we had outstanding 2004 forward buy cheese contracts covering 15.8 million pounds. The potential loss in fair market value of these contracts resulting from a 10% adverse change in the underlying commodity prices would be approximately $2.2 million.

Additionally, we hedge some of our natural gas requirements for producing our products by fixing the price for a portion of our natural gas usage. At December 31, 2003, the fair market value of such fixed price purchases was approximately $4.0 million. These monthly purchases have been made through December 2004 and cover approximately 60% of our estimated usage requirements during that period. As of December 31, 2003, the fair market value exceeds our fixed price purchases by nearly 13%. The potential loss in fair market value of these contacts resulting from a 10% adverse change in the underlying commodity prices would be approximately $0.4 million.

Additionally, we partially mitigate the risk of variability of our transportation-related fuel costs through the use of home heating oil futures contracts. At December 31, 2003, the fair market value of such contracts was approximately $1.6 million. These contracts expire between May 2004 and December 2004 and cover approximately 47% of our estimated usage and exposure during that period. As of December 31, 2003, the fair market value exceeded our fixed price purchases by nearly 11%. The potential loss in fair market value of these contracts resulting from a 10% adverse change in the underlying commodity prices would be approximately $0.16 million.

Interest Rates

Due to our Merger, we have fixed rate debt of $150 million, which we believe has a fair value of approximately the same amount as of the end of 2003. The market risk related to this fixed rate debt, which represents the impact on the fair value from a hypothetical 100 basis point change in interest rates, is $1.5 million. Our credit agreement debt obligations of approximately $495 million carry a variable rate of interest. We believe the fair value of this debt approximates $495 million as of the end of 2003. We also have $135 million borrowed under a senior unsecured term loan agreement with largely the same lenders who are party to the credit agreement. The interest paid on these obligations floats with market changes in interest rates, though a majority of the credit agreement debt, and all of the unsecured term loan debt, is presently tied to one year Eurodollar rates.

As part of our risk management strategy, we have entered into a 6% interest cap arrangement that corresponds with the interest payment terms on $210 million borrowed under the variable portion of our credit agreement for a one year period starting in November 2004, then declining to $180 million for one year starting in November 2005. As such, the market risk related to these interest rate caps using the same assumption as above would initially be $2.1 million.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— Market Risk, above.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes and schedules required by this Item are set forth in Part IV, Item 15 herein.

ITEM 9—CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 23, 2002, the Predecessor dismissed Grant Thornton LLP (“Grant Thornton”) as its independent auditor and appointed PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) as the new independent accountants for the fiscal year ended December 31, 2002. This determination followed a decision of the Audit Committee, upon recommendation of our prior equity sponsors, to seek proposals from other independent auditing firms to audit our financial statements for fiscal 2002. The decision not to renew the engagement of Grant Thornton and to retain PricewaterhouseCoopers as the independent auditor for fiscal 2002 was approved by the Predecessor’s Board of Directors upon the recommendation of the Audit Committee. The decision not to retain Grant Thornton was not a reflection of Grant Thornton’s capabilities or quality of service. Grant Thornton provided quality service and demonstrated a high level of professionalism throughout its relationship with us. Grant Thornton’s reports on the consolidated financial statements for the fiscal year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended December 31, 2001 to the date of dismissal of Grant Thornton, there were no disagreements with Grant Thornton on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Grant Thornton’s satisfaction, would have caused it to make a reference to the subject matter in connection with its report for such years. None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within our two most recent fiscal years and the subsequent interim period. Current Reports on Form 8-K and Form 8-K/A were filed by the Predecessor with the Commission on August 23, 2002 and September 25, 2002 regarding this dismissal.

ITEM 9A—CONTROLS AND PROCEDURES

(a) Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2003. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2003.

(b) There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Michael Foods is a wholly-owned subsidiary of M-Foods Holdings, Inc. (f/k/a, THL Food Products Holding Co.) a corporation owned by Michael Foods Investors, LLC (f/k/a, THL-MF Investors, LLC), whose members include affiliates of Thomas H. Lee Partners, L.P. and members of our senior management. Each member of the management committee of Michael Foods Investors, LLC is also a director of Michael Foods. For more information, see “Item 13—Certain Relationships and Related Transactions—Certain Agreements Relating to the Merger—Securityholders Agreement.”

The names of the executive officers and directors of Michael Foods, and their ages and positions, are as follows:

Name	Age	Position
Gregg A. Ostrander (2)	51	President, Chief Executive Officer and Chairman
James D. Clarkson	51	Chief Operating Officer
John D. Reedy	58	Executive Vice President, Chief Financial Officer
Mark D. Witmer	46	Treasurer and Secretary
Mark B. Anderson	43	President—Refrigerated Distribution Division
Todd M. Abbrecht (1)	35	Director
Anthony J. DiNovi (2)	41	Director
Jerome J. Jenko (1)	65	Director
Dan C. Swander (1)	60	Director
Kent R. Weldon (2)	36	Director

(1)	Members of our Audit Committee
(2)	Members of our Compensation Committee

Gregg A. Ostrander is our President, Chief Executive Officer and Chairman. He has held the prior two offices since 1994 and has been our Chairman since 2001. Mr. Ostrander has been a director of Michael Foods since 1994. In 1993, Mr. Ostrander served as our Chief Operating Officer. From 1989 to 1993, prior to joining Michael Foods, Mr. Ostrander was President of the Armour Swift-Eckrich Prepared Food Division, a food processing company and a division of ConAgra Foods. From 1986 to 1989, Mr. Ostrander served as a Vice President of Marketing and Senior Vice President of Marketing for Armour Swift-Eckrich. Prior to that time, Mr. Ostrander was employed by Beatrice Foods Company, a food processor, for ten years serving most recently as its Director of Marketing. Mr. Ostrander is also a director of Arctic Cat Inc., a recreational vehicle manufacturer, and Birds Eye Foods, Inc., a food company.

James D. Clarkson is our Chief Operating Officer, a position he was appointed to in January 2004. Prior to this appointment, Mr. Clarkson was President of our Potato Products and Refrigerated Distribution divisions, positions he held since 1995 and 2002, respectively. Mr. Clarkson joined us in 1994 as Vice President and General Manager of Crystal Farms, a subsidiary of our Refrigerated Distribution Division. Prior to joining us, Mr. Clarkson worked at Lykes Pasco, a food company, as an Industrial Engineer and Warehouse Manager for three years, at Pillsbury/Green Giant, a food company, as Production Superintendent for four years and in various assignments with Armour Swift-Eckrich, most recently as Vice President and General Manager of the Armour Business, a food company.

John D. Reedy is our Executive Vice President and Chief Financial Officer and has held these positions since 2000. From 1988 to 2000, Mr. Reedy was our Vice President—Finance and Chief Financial Officer. Prior to joining Michael Foods in 1988, Mr. Reedy was at Grant Thornton LLP, an accounting firm, for 18 years, most recently as an Audit Partner.

Mark D. Witmer is our Treasurer and Secretary. Mr. Witmer has held the former position since 2003 and the latter since 2001. Mr. Witmer joined Michael Foods as the Director of Corporate Communications in 1989. From 1986 to 1989, prior to joining us, Mr. Witmer was a Partner and research analyst at Wessels, Arnold & Henderson, an institutional brokerage firm.

Mark B. Anderson is the President of our Refrigerated Distribution Division, a position he has held since January 2004. From 2002 to 2003, Mr. Anderson served as Vice President/General Manager of the division.

Todd M. Abbrecht has been a director of Michael Foods since November 2003 following the consummation of the Merger. Mr. Abbrecht is a Managing Director of Thomas H. Lee Partners, L.P., where he has been employed since 1992. Prior to Thomas H. Lee Partners, L.P., Mr. Abbrecht held a position in the mergers and acquisitions department of Credit Suisse First Boston. Mr. Abbrecht is a director of Affordable Residential Communities, Inc., an equity REIT focused on manufactured home communities, Simmons Company, a bedding products manufacturer and distributor and National Waterworks, Inc., a distributor of water and wastewater transmission products.

Anthony J. DiNovi has been a director of Michael Foods since November 2003 following the consummation of the Merger. Mr. DiNovi is a Managing Director of Thomas H. Lee Partners, L.P., where he has been employed since 1988. Prior to Thomas H. Lee Partners, L.P., Mr. DiNovi held various positions in the corporate finance departments of Goldman, Sachs & Co. and Wertheim Schroder & Co., Inc. Mr. DiNovi is a director of American Media, Inc., a personality journalism publisher, Endurance Specialty Holdings, Inc. a fire, marine and casualty insurance company, Eye Care Centers of America, Inc., which operates retail eye care stores, FairPoint Communications, Inc., a communications services provider, Fisher Scientific International, Inc. a provider of scientific research and clinical laboratory products and services, National Waterworks, Inc. a distributor of water and wastewater transmission products, US LEC Corporation a voice, data and Internet services provider, Vertis, Inc., a provider of advertising, media, and marketing solutions and various private corporations.

Jerome J. Jenko has been a director and a member of the management committee of M-Foods Investors since 2001 and a director of Michael Foods since 1998. Mr. Jenko had been a director and a member of the management committee of M-Foods Investor LLC, our Predecessor’s parent prior to the 2003 Merger. He has been a Senior Advisor with Goldsmith, Agio, Helms and Company, an investment banking firm, since 1997. Mr. Jenko is a director of Ocean Spray Cranberries, Inc., a cranberry growing and processing cooperative.

Dan C. Swander has been a director of Michael Foods since February 2004. He is a consultant, having served as President and Chief Operating Officer of International Multifoods Corporation, a food processing and distribution company, from November 2001 to February 2004. Previously, he was a Principal with Kurt Salmon Associates, a research and consulting firm, from January 2001 to November 2001, and was Chairman, Director and Co-Founder of Swander Pace & Company, a research and consulting firm, from October 1987 to November 2001.

Kent R. Weldon has been a director of Michael Foods since November 2003 following the consummation of the Merger. Mr. Weldon is a Managing Director of Thomas H. Lee Partners, L.P, where he has been employed since 1991. Prior to Thomas H. Lee Partners, L.P., Mr. Weldon held a position in the corporate finance department of Morgan Stanley & Co. Incorporated. Mr. Weldon is a director of FairPoint Communications, Inc., a communications services provider and Syratech Corporation, a manufacturer and distributor of seasonal products for home entertaining and decoration.

Audit Committee

The Board of Directors has a standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)). The members of the Audit Committee are Jerome J. Jenko, Chairman, Todd M. Abbrecht and Dan C. Swander.

Audit Committee Financial Expert

The Board of Directors is satisfied that the members of our Audit Committee have sufficient expertise and business and financial experience necessary to perform their duties as the Company’s Audit Committee effectively. As such, no one member of our Audit Committee has been named by our Board of Directors as an “audit committee financial expert” as that term is defined in Item 401(h) of Regulation S-K.

Code of Ethics

Our Company currently maintains a Business Conduct Policy, which applies to all of our employees. We are presently evaluating whether this existing policy complies with Item 406 of Regulation S-K. If our Board of Directors determines that it does not, we will adopt a Code of Ethics for our Company that complies with the requirement. Upon completion of our review, we will provide, without charge, a copy of the Code of Ethics to any person who so requests in writing. Written requests may be made to Michael Foods, Inc., 301 Carlson Parkway, Suite 400, Minnetonka, Minnesota 55305, attention: Secretary.

ITEM 11—EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our chief executive officer and each of our four most highly compensated executive officers, referred to as the named executive officers, during each of the last three fiscal years.

Summary Compensation Table

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Securities Underlying Options(1)	LTIP Payouts(2)		All Other Compensation(3)
Gregg A. Ostrander Chairman, President and Chief Executive Officer	2003 2002 2001	$682,500 650,000 618,269	$665,438 520,000 463,702	7,784 — 5,250	$	— — 110,226	$13,433 13,654 12,000
John D. Reedy Executive Vice President and Chief Financial Officer	2003 2002 2001	310,000 295,000 283,462	299,150 218,300 184,250	2,773 — 1,875		— — 53,157	14,267 14,557 12,909
Bill L. Goucher President—Egg Products Division (4)	2003 2002 2001	309,885 295,000 283,462	299,039 218,300 184,250	— — 1,875		— — 49,153	14,267 12,192 10,706
James D. Clarkson Chief Operating Officer	2003 2002 2001	310,000 295,000 272,885	299,150 218,300 177,375	2,648 — 1,500		— — 43,133	8,676 10,580 8,999
Bradley L. Cook Executive Vice President—Egg Products Division (5)	2003 2002 2001	218,846 208,846 197,692	157,980 113,550 92,718	— — 500		— — 25,194	8,288 8,270 6,956

(1)	M-Foods Holdings, Inc., the parent of the Predecessor, issued options to all the named executive officers in 2001. Our Predecessor’s parent and our current parent issued options to certain named executive officers in 2003.
(2)	Reflects the cash value of shares awarded under our 1994 Executive Incentive Plan, as amended, which vested upon the 2001 acquisition affecting a change in control. These share awards had been provisionally earned in previous years, but were not vested prior to the 2001 acquisition. Upon the 2001 acquisition, the share awards were converted to cash based upon the 2001 acquisition price of $30.10 per share.
(3)	Reflects the value of contributions made under the retirement savings plan and the value of life insurance premiums paid by us.
(4)	Mr. Goucher retired in January 2004.
(5)	Mr. Cook has announced his retirement, which is to be effective spring 2004.

Note:	All the above amounts exclude any deferred compensation arrangements with our Predecessor’s parent company.

The following table sets forth information concerning individual grants of stock options (whether or not in tandem with SARs), and freestanding SARs (including options and SARs that subsequently have been transferred) made during the last completed fiscal year to each of the named executive officers:

Option/SAR Grants in Last Fiscal Year

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Number of Securities Underlying Options/SARs Granted (#)	Percentage of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	5% ($)	10% ($)
Gregg A. Ostrander	1,375 6,409	8.1 37.7%	$469.27 626.99	(1) 11-20-13	N/A $2,527,137	N/A $6,404,257
John D. Reedy	500 2,273	2.9 13.4	469.27 626.99	(1) 11-20-13	N/A 896,267	N/A 2,271,318
Bill L. Goucher	—	—	—	—	—	—
James D. Clarkson	375 2,273	2.2 13.4	469.27 626.99	(1) 11-20-13	N/A 896,267	N/A 2,271,318
Bradley L. Cook	—	—	—	—	—	—

(1)	Exercised upon the completion of the Merger.

The following table sets forth information concerning each exercise of stock options (or tandem SARs), and freestanding SARs made during the last completed fiscal year by each of the named executive officers, and the fiscal year-end value of unexercised options and SARs:

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized (1)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/Unexercisable(2)
Gregg A. Ostrander	6,625	$6,342,234	0/6,409	—
John D. Reedy	2,375	2,276,631	0/2,273	—
Bill L. Goucher	1,875	1,794,972	—	—
James D. Clarkson	1,875	1,794,971	0/2,273	—
Bradley L. Cook	500	478,659	—	—

(1)	Reflects the value of options exercised upon the completion of the Merger, based on the purchase price paid for the shares underlying such options pursuant to the terms of the Merger.
(2)	Fair market value of the underlying securities cannot be determined by us in the absence of a market therefor.

Employment Agreements

General Provisions. The employment agreement with Gregg A. Ostrander provides for a term of two years beginning on the closing date of the transactions, subject to automatic one year extensions beginning with the second anniversary of the closing of the transactions. The Ostrander employment agreement provides that Mr. Ostrander’s employment (i) shall terminate automatically upon his death or disability, (ii) may terminate at the option of the Company with or without cause and (iii) may terminate at the option of Mr. Ostrander for good reason. The Ostrander employment agreement provides that Mr. Ostrander will receive an annual base salary of at least $715,000 and that he will participate in certain bonus arrangements, long-term incentive plans and employee benefit plans of Michael Foods. For 2004, Mr. Ostrander may receive up to 100% of his salary as an incentive bonus under the Michael Foods, Inc. Executive Officers Incentive Plan. Mr. Ostrander will be subject to a noncompetition covenant and a nonsolicitation provision.

The employment agreement with John D. Reedy provides for a term of two years beginning on the closing date of the transactions, subject to automatic one year extensions beginning with the second anniversary of the closing of the transactions. The Reedy employment agreement provides that Mr. Reedy’s employment (i) shall terminate automatically upon his death or disability, (ii) may terminate at the option of the Company with or without cause and (iii) may terminate at the option of Mr. Reedy for good reason. The Reedy employment agreement provides that Mr. Reedy will receive an annual base salary of at least $400,000 and that he will participate in certain bonus arrangements, long-term incentive plans and employee benefit plans of Michael Foods. For 2004, Mr. Reedy may receive up to 100% of his salary as an incentive bonus under the Michael Foods, Inc. Executive Officers Incentive Plan. Mr. Reedy will be subject to a noncompetition covenant and a nonsolicitation provision.

The employment agreement with James D. Clarkson provides for a term of two years beginning on the closing date of the transactions, subject to automatic one year extensions beginning with the second anniversary of the closing of the transactions. The Clarkson employment agreement provides that Mr. Clarkson’s employment (i) shall terminate automatically upon his death or disability, (ii) may terminate at the option of the Company with or without cause and (iii) may terminate at the option of Mr. Clarkson for good reason. Mr. Clarkson’s annual base salary will be at least $400,000, and he will participate in certain bonus arrangements, long-term incentive plans and employee benefit plans of Michael Foods. For 2004, Mr. Clarkson may receive up to 100% of his salary as an incentive bonus under the Michael Foods, Inc. Executive Officers Incentive Plan. Mr. Clarkson will be subject to a noncompetition covenant and a nonsolicitation provision.

The Predecessor had an employment agreement in effect with Bill Goucher prior to his January 2004 retirement. It covered a term beginning with the closing of the 2001 Merger through the second anniversary of any change in control, as defined in the Goucher employment agreement, subject to certain termination rights. Mr. Goucher’s annual base salary was established as being at least $275,000, and he participated in certain bonus arrangements and employee benefit plans of the Predecessor. Mr. Goucher is subject to a noncompetition covenant with respect to the businesses of the production, distribution or sales of eggs or egg products, and a nonsolicitation provision through the second anniversary of his retirement.

Mr. Cook did not have an employment agreement with the Predecessor and does not have one with the Company.

Termination Provisions. The Ostrander employment agreement provides that if Mr. Ostrander’s employment is terminated by his death or disability, Mr. Ostrander, or his estate or beneficiaries, will receive a payment equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for the months of employment in that year, plus any eligible unpaid other benefits, plus three times the total of Mr. Ostrander’s current annual base salary and target bonus. In addition, Mr. Ostrander will receive for three years following the termination date, or until such earlier time as Mr. Ostrander becomes eligible to receive comparable benefits, certain medical, dental and life insurance benefits for himself and his family.

If Mr. Ostrander’s employment is terminated for cause or he terminates without good reason, as described below, Mr. Ostrander will receive his annual base salary through the date of termination and other benefits not yet paid under any plan, program, policy, contract or agreement with or practice of Michael Foods. “Good reason” includes, among other things, any diminution in position, authority, duties and responsibilities or any requirement to relocate or travel extensively. If Mr. Ostrander terminates his employment for good reason or if

Michael Foods terminates his employment other than for cause, death or disability, Mr. Ostrander will receive a lump sum in an amount equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for the months of employment in that year, plus any eligible unpaid other benefits, plus three times the total of Mr. Ostrander’s current annual base salary and target bonus. In addition, Mr. Ostrander will receive for three years following the termination date, or until such earlier time as Mr. Ostrander becomes eligible to receive comparable benefits, certain medical, dental and life insurance benefits for himself and his family.

Mr. Ostrander may also be eligible to receive an additional payment of any excise tax imposed by Section 4999 of the Internal Revenue Code in connection with payments made in connection with the acquisition and any future transactions, as well as an additional payment to cover any applicable taxes such that he will retain an amount equal to the excise taxes, after all income taxes, interest and penalties associated with all such payments. In no event shall the Company be obligated to make any such payments in connection with the acquisition in excess, in the aggregate, of $6,300,000. With respect to any such payments in connection with any future transactions, the Company shall not be obligated to pay any amount in excess, in the aggregate, of $16,300,000.

The Reedy employment agreement provides that if Mr. Reedy’s employment is terminated by his death or disability, Mr. Reedy, or his estate or beneficiaries, will receive a payment equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for the months of employment in that year, plus any eligible unpaid other benefits, plus two times the total of Mr. Reedy’s current annual base salary and target bonus. In addition, Mr. Reedy will receive for two years following the termination date, or until such earlier time as Mr. Reedy becomes eligible to receive comparable benefits, certain medical, dental and life insurance benefits for himself and his family.

If Mr. Reedy’s employment is terminated for cause or he terminates without good reason, such term having a meaning substantially similar to the meaning given such term in the Ostrander employment agreement, Mr. Reedy will receive his annual base salary through the date of termination and other benefits not yet paid under any plan, program, policy, contract or agreement with or practice of Michael Foods. If Mr. Reedy terminates his employment for good reason or if Michael Foods terminates his employment other than for cause, death or disability, Mr. Reedy will receive a lump sum in an amount equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for the months of employment in that year, plus any eligible unpaid other benefits, plus two times the total of Mr. Reedy’s current annual base salary and target bonus. In addition, Mr. Reedy will receive for two years following the termination date, or until such earlier time as Mr. Reedy becomes eligible to receive comparable benefits, certain medical, dental and life insurance benefits for himself and his family.

Mr. Reedy may, under certain circumstances, also be eligible to receive an additional payment of any excise tax imposed by Section 4999 of the Internal Revenue Code in connection with payments made in connection with the acquisition and any future transactions, as well as an additional payment to cover any applicable taxes such that he will retain an amount equal to the excise taxes, after all income taxes, interest and penalties associated with all such payments. In no event shall the Company be obligated to make any such payments in connection with the acquisition in excess, in the aggregate, of $6,300,000. With respect to any such payments in connection with any future transactions, the Company shall not be obligated to pay any amount in excess, in the aggregate, of $16,300,000.

The Clarkson employment agreement provides that if Mr. Clarkson is terminated by his death or disability, Mr. Clarkson, or his estate or beneficiaries, will receive a payment equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year pro rated for the months of employment in that year, plus any eligible unpaid other benefits, plus two times the total of an amount equal to Mr. Clarkson’s current annual base salary and target bonus.

If Mr. Clarkson’s employment is terminated for cause or he terminates without good reason, such term having a meaning substantially similar to the meaning given such term in the Ostrander employment agreement,

Mr. Clarkson will receive his annual base salary through the date of termination and other benefits not yet paid under any plan, program, policy, contract or agreement with or practice of Michael Foods. If Mr. Clarkson terminates his employment for good reason or if Michael Foods terminates his employment other than for cause, death or disability, Mr. Clarkson will receive a lump sum in an amount equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for the months of employment in that year, plus any eligible unpaid other benefits, plus two times the total of Mr. Clarkson’s current annual base salary and target bonus. In addition, Mr. Clarkson will receive for two years following the termination date, or until such earlier time as Mr. Clarkson becomes eligible to receive comparable benefits, certain medical, dental and life insurance benefits for himself and his family.

Mr. Clarkson may, under certain circumstances, also be eligible to receive an additional payment of any excise tax imposed by Section 4999 of the Internal Revenue Code, in connection with payments made in connection with the acquisition and any future transactions, as well as an additional payment to cover any applicable taxes such that he will retain an amount equal to the excise taxes, after all income taxes, interest and penalties associated with all such payments. In no event shall the Company be obligated to make any such payments in connection with the acquisition in excess, in the aggregate, of $6,300,000. With respect to any such payments in connection with any future transactions, the Company shall not be obligated to pay any amount in excess, in the aggregate, of $16,300,000.

Mr. Cook has a Severance and Deferred Compensation Agreement with the Predecessor resulting from the 2001 merger. It provides that he participates in the Severance Plan for Eligible Employees of Michael Foods, Inc. (“Severance Plan”) as a key employee and is eligible for any severance benefits provided in the Severance Plan. The Severance Plan expired in July 2001 and has not been re-established.

Compensation Committee Interlocks and Insider Participation

The compensation arrangements for our chief executive officer and each of our executive officers was established pursuant to the terms of the respective employment agreements between us and each executive officer. The terms of the employment agreements were established pursuant to arms-length negotiations between representatives of Thomas H. Lee Partners, L.P. or senior executives and each executive officer.

No Compensation Committee interlock relationships existed in 2003.

Deferred Compensation Plan

Upon the closing of the Merger, certain managers participating in the investment described above became participants in the Holdings 2003 Deferred Compensation Plan. Each participant contributed certain proceeds to the Deferred Compensation Plan. The Deferred Compensation Plan is a nonqualified, unfunded obligation of Holdings. Each participant’s deferred compensation account under the plan will track certain distributions to be made to the Class A Units of Michael Foods Investors, however, the plan will not hold actual Class A Units of Michael Foods Investors. Participants in the plan will be entitled to a distribution from their deferred compensation account upon the earlier of (i) a change of control of Holdings (ii) the tenth anniversary of the date of the plan and (iii) upon the exercise of any put or call of the participants Class B Units of Michael Foods Investors. All payments made under the plan shall be made in cash by Holdings.

Incentive Plans

Each of the named executive officers is a participant in the Michael Foods, Inc. Executive Officers Incentive Plan or the Michael Foods, Inc. Senior Management, Officers and Key Employee Incentive Plan, which provide for cash bonuses of up to 100% of base salary, subject to our achieving certain financial performance objectives in any given fiscal year commencing in 2004 and based on our financial performance for that fiscal year. The target goals set forth in these incentive plans change from year to year and are determined by our Compensation Committee.

Director Compensation

All members of our board of directors are reimbursed for their usual and customary expenses incurred in connection with attending all board and other committee meetings. Members of the board of directors who are also our employees, or employees of Thomas H. Lee Partners, L.P., do not receive remuneration for serving as members of the board. Other non-employee directors receive a quarterly retainer of $4,000 and are paid $3,000 for each board meeting attended, or $500 for a meeting held telephonically.

For all committees except the Audit Committee, non-employee outside directors are paid $1,000 for each regular committee meeting they attend, except for committee chairs who are paid $1,500 for each committee meeting they attend and chair. Effective January 1, 2004, for the Audit Committee only, non-employee outside directors are paid $1,500 for each regular Audit Committee meeting they attend, and the Audit Committee chair is paid $2,000 for each Audit Committee meeting they attend and chair.

For all committees except the Audit Committee, non-employee outside directors are paid $500 for each telephonic committee meeting in which they participate, except for committee chairs who are paid $1,000 for each telephonic committee meeting in which they participate and chair. Effective January 1, 2004, for the Audit Committee only, non-employee outside directors are paid $1,000 for each telephonic Audit Committee meeting in which they participate, except for the Audit Committee chair who is paid $1,500 for each telephonic Audit Committee meeting in which they participate and chair.

Directors’ fees and travel expense reimbursements in 2003 totaled $162,541. Also, prior to the closing of the Merger, certain non-employee directors of the Predecessor received special, one-time compensation, which was $350,000 collectively.

THL Food Products Holding Co. 2003 Stock Option Plan

In order to provide additional financial incentives to our management, certain members of our management and other key employees may be granted stock options to, collectively, purchase up to five percent of the common stock of THL Food Products Holding Co. (n/k/a M-Foods Holdings, Inc.), our parent company. The exercise price of options granted reflects the fair market value of the underlying shares, as determined by the compensation committee in its best judgment.

Fifty percent of the 25,000 option shares reserved for issuance under this stock option plan were issued to Messrs. Ostrander, Reedy, Clarkson, Hoffmann, and Mohr in November 2003. The exercise price is payable (1) in cash, (2) after an initial public offering of Michael Foods’ common stock, through simultaneous sales of underlying shares by brokers or (3) through the exchange of M-Foods Holdings securities held by the optionee for longer than six months.

Options vest ratably over a five-year period starting at the Merger date, for those grants made in 2003, or the date of grant for subsequent grants. However, certain pending grants are to have an effective date of the Merger date. On termination of employment for any reason, all unvested options of the terminated employee are cancelled. Vested options not exercised within 90 days after termination are cancelled, unless such employee is terminated for cause or leaves without good reason, in which case such vested options shall be cancelled upon termination. If employment is terminated for any reason other than for cause or a termination without good reason, M-Foods Holdings will provide a notice setting forth the fair market value of the common stock within 90 days of such termination. In the event of a change in control of M-Foods Holdings, Inc. or Michael Foods Investors, LLC, all options which have not become vested will automatically become vested. The options are subject to other customary restrictions and repurchase rights.

Management Participation

Certain members of management invested $33.0 million into securities of Michael Foods Investors, LLC, our parent, substantially all of which was rolled from existing investments in M-Foods Holdings, the

Predecessor’s parent company. Messrs. Ostrander, Reedy, Clarkson, Mohr and Hoffmann collectively contributed $27.5 million, with 27 other managers contributing $5.5 million. When the transactions were consummated, certain of these members of management contributed shares of M-Foods Holdings in exchange for Class A, Class B and Class C limited liability company units of Michael Foods Investors and certain other members of management contributed cash in exchange for Class A, Class B and Class C limited liability company units. Certain managers received loans from the Company for portions of the amounts they invested in Michael Foods Investors. Certain members of management also contributed certain proceeds related to deferred compensation accounts, bonuses related to the sale of the Dairy Products Division and proceeds in respect of options, that would otherwise be payable to them in connection with the transactions, to a deferred compensation plan of M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.).

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We are a wholly-owned subsidiary of M-Foods Holdings, Inc., a corporation owned, in part, by Michael Foods Investors, LLC, whose members include affiliates of Thomas H. Lee Partners, L.P. and certain members of our senior management.

The following table sets forth certain information regarding beneficial ownership of Michael Foods Investors by: (i) each person or entity owning any class of Michael Foods Investors’ outstanding securities and (ii) each member of Michael Foods Investors’ management committee (which is identical to the board of directors of Michael Foods), each of our named executive officers and all members of the management committee and executive officers as a group. Michael Foods Investors’ outstanding securities consist of approximately 2,966,317.98 Class A Units, 263,682.02 Class B Units and 330,000 Class C Units. The Class A Units, Class B Units and Class C Units generally have identical rights and preferences, except that the Class C Units are non-voting and have different rights with respect to certain distributions described in “Item 13—Certain Relationships and Related Transactions—Certain Agreements Relating to the Merger—Limited Liability Company Agreement of Michael Foods Investors.” To our knowledge, each of these securityholders has sole voting and investment power as to the units shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934.

	Securities Beneficially Owned
Name and Address	Number of Class A Units	Number of Class B Units	Percentage of Class A and B Units	Number of Class C Units	Percentage of Class C Units
Principal Securityholders:
Thomas H. Lee Partners L.P. and affiliates (1)	2,900,000	—	89.8%	—	—
Management Committee Members and Executive Officers:
Gregg A. Ostrander (2)	22,806.09	118,193.91	4.3%	141,000	42.7%
John D. Reedy (2)(3)	7,707.96	27,292.04	1.1%	35,000	10.6%
James D. Clarkson (2)	16,206.50	33,793.50	1.5%	50,000	15.2%
Mark D. Witmer (2)	13.68	4,986.32	0.2%	5,000	1.5%
Mark B. Anderson (2)	10.95	3,989.05	0.1%	4,000	1.2%
Anthony J. DiNovi (1)	—	—	—	—	—
Kent R. Weldon (1)	—	—	—	—	—
Todd M. Abbrecht (1)	—	—	—	—	—
Dan C. Swander (4)	—	—	—	—	—
Jerome J. Jenko (5)	—	—	—	—	—
All management committee members and named executive officers as a group (10 persons)	46,745.18	188,254.82	7.1%	235,000	71.2%

(1)	Includes interests owned by each of Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Equity (Cayman) Fund V, L.P., Thomas H. Lee Investors Limited Partnership, 1997 Thomas H. Lee Nominee Trust, Putnam Investments Holdings, LLC, Putnam Investments Employees’ Securities Company I, LLC, and Putnam Investments Employees’ Securities Company II, LLC. Thomas H. Lee Equity Fund V, L.P. and Thomas H. Lee Parallel Fund V, L.P. are Delaware limited partnerships, whose general partner is THL Equity Advisors V, LLC, a Delaware limited liability company. Thomas H. Lee Equity (Cayman) Fund V, L.P. is an exempted limited partnership formed under the laws of the Cayman Islands, whose general partner is THL Equity Advisors V, LLC, a Delaware limited liability company registered in the Cayman Islands as a foreign company. Thomas H. Lee Advisors, LLC, a Delaware limited liability company, is the general partner of Thomas H. Lee Partners, L.P., a Delaware limited partnership, which is the sole member of THL Equity Advisors V, LLC. Thomas H. Lee Investors Limited Partnership (f/k/a THL-CCI Limited Partnership) is a Massachusetts limited partnership, whose general partner is THL Investment Management Corp., a Massachusetts corporation. The 1997 Thomas H. Lee Nominee Trust is a trust with US Bank, N.A. serving as Trustee. Thomas H. Lee, a managing director of Thomas H. Lee Advisors, LLC, has voting and investment control over common shares owned of record by the 1997 Thomas H. Lee Nominee Trust. Each of Anthony J. DiNovi, Kent R. Weldon and Todd M. Abbrecht are managing directors of Thomas H. Lee Advisors, LLC. As managing directors of Thomas H. Lee Advisors, LLC, each of Mr. DiNovi, Mr. Weldon and Mr. Abbrecht has shared voting and investment power over, and therefore, may be deemed to beneficially own, member units of MF Investors, LLC held of record by Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P. and Thomas H. Lee Equity (Cayman) Fund V, L.P. Each of these individuals disclaims beneficial ownership of these units except to the extent of their pecuniary interest therein. The address of Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Equity (Cayman) Fund V, L.P., Thomas H. Lee Investors Limited Partnership, the 1997 Thomas H. Lee Nominee Trust, Anthony J. DiNovi, Todd M. Abbrecht and Kent R. Weldon is 100 Federal Street, 35th Floor, Boston, MA 02110. Putnam Investments Holdings LLC, Putnam Investments Employees’ Securities Company I, LLC and Putnam Investments Employees’ Securities Company II, LLC are co-investment entities of Thomas H. Lee Partners and each disclaims beneficial ownership of any securities other than the securities held directly by such entity. The address for the Putnam entities is One Post Office Square, Boston, MA 02109.
(2)	The address for Messrs. Ostrander, Reedy, Clarkson, Anderson and Witmer is c/o Michael Foods, Inc., 301 Carlson Parkway, Suite 400, Minnetonka, MN 55305.
(3)	In December 2003, Mr. Reedy gifted 15,000 Class B Units and 15,000 Class C Units to his adult children. Mr. Reedy disclaims beneficial ownership of these units.
(4)	The address for Mr. Swander is 100 Birch Bluff Road, Tonka Bay, MN 55331.
(5)	The address for Mr. Jenko is c/o Goldsmith, Agio, Helms and Company, First Bank Place, Suite 4600, 601 Second Avenue South, Minneapolis, MN 55402.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Agreements Relating to the Merger

The Merger Agreement

On October 10, 2003, Holdings and its then wholly owned subsidiary, THL Food Products Co., or Food Products, entered into a merger agreement with M-Foods Holdings, our Predecessor’s parent and its shareholders, pursuant to which Holdings and certain members of our management acquired our Predecessor’s parent for approximately $1.055 billion in cash, subject to certain adjustments. For the names of members of management that participated in the acquisition see Item 11 “Executive Compensation — Management Participation.” Holdings is an affiliate of Thomas H. Lee Partners, L.P. Under the merger agreement, Food Products merged with and into our Predecessor’s parent with our Predecessor’s parent continuing as the surviving corporation. Immediately thereafter, our Predecessor merged with and into its parent with our predecessor’s parent continuing as the surviving corporation of the merger and being renamed “Michael Foods, Inc.” The merger agreement contained customary provisions including representations and warranties and covenants with respect to the conduct of the business and various closing conditions. The acquisition and the related financing transactions were consummated on November 20, 2003. See “The Transactions.”

In connection with the Merger, each share of common stock of prior M-Foods Holdings was converted into the right to receive cash equal to the quotient determined by dividing approximately $1.055 billion (subject to certain adjustments), by the fully diluted number of shares (including options) of prior M-Foods Holdings outstanding at the effective time of the merger. Each option to purchase common stock was cancelled and converted into the right to receive an amount equal to the amount paid to each share of common stock less the applicable exercise price payable upon the exercise of such option.

Shares of preferred stock of prior M-Foods Holdings were generally converted into the right to receive cash equal to the unpaid liquidation value and the dividend value of these shares at the effective time of the Merger.

None of the representations and warranties set forth in the agreement and plan of merger survived the closing. The stockholders party to the agreement and plan of merger agreed to indemnify M-Foods Holdings (as the surviving corporation) for any loss relating to a breach of certain representations and warranties relating to title to securities and authority to enter into the transaction set forth in the securities purchase agreement governing the sale of the Dairy Products Division. Immediately after the Merger prior M-Foods Holdings was renamed “Michael Foods, Inc.” a Delaware corporation.

Limited Liability Company Agreement of Michael Foods Investors

The limited liability company agreement of Michael Foods Investors authorizes Michael Foods Investors to issue Class A Units, Class B Units and Class C Units. The Class A Units, Class B Units and Class C Units generally have identical rights and preferences, except that the Class C Units are non-voting and have different rights as to certain distributions described below. Michael Foods Investors also has the authority to create and issue preferred units, with the terms and provisions more fully described in the management unit subscription agreements, in connection with certain repurchases by Michael Foods Investors of Class B Units and Class C Units held by former executives of Michael Foods and its subsidiaries.

Distributions of property of Michael Foods Investors will be made in the following order:

•	first, holders of Class A Units, Class B Units and Class C Units will receive a return of their invested capital;

•	second, the holders of the Class A Units and Class B Units will receive an 8% cumulative preferred return on their invested capital; and

•	thereafter, holders of the Class A Units and Class B Units, on the one hand, and the holders of the Class C Units, on the other, will receive certain percentages of all remaining distributions, based on satisfaction of certain minimum internal rate of return or multiple of investment hurdles.

A management committee has the exclusive authority to manage and control the business and affairs of Michael Foods Investors. The management committee’s composition is determined in accordance with the provisions of the securityholders agreement described below.

Securityholders Agreement

Pursuant to the securityholders agreement entered into in connection with the Merger, units of Michael Foods Investors (or common stock following change in corporate form) beneficially owned by the Michael Foods executives and any other employees of Michael Foods Investors and its subsidiaries, which we collectively refer to as the management investors, are subject to certain restrictions on transfer, other than certain exempt transfers as defined in the securityholders agreement, as well as the other provisions described below. When reference is made to “units” of Michael Foods Investors in the discussion that follows, that reference is deemed to include common stock of Michael Foods Investors following a change in corporate form, whether in preparation for an initial public offering or otherwise.

The securityholders agreement provides that Thomas H. Lee Partners, L.P., the management investors and all other parties to the agreement will vote all of their units to elect and continue in office management committees or boards of directors of Michael Foods Investors and each of its subsidiaries, other than subsidiaries of Michael Foods, consisting of up to five members or directors composed of:

•	one person designated by Thomas H. Lee Equity Fund V, L.P.;

•	one person designated by Thomas H. Lee Parallel Fund V, L.P.;

•	one person designated by Thomas H. Lee Cayman Fund V, L.P.;

•	the chief executive officer of Michael Foods Investors; and

•	one person designated by the chief executive officer of Michael Foods Investors.

The securityholders agreement also provides:

•	the management investors with the right to participate proportionally in transfers of Michael Foods Investors units beneficially owned by Thomas H. Lee Partners, L.P., its partners or their transferees, except in connection with transfers (i) in a public sale, (ii) among the partners of Thomas H. Lee Partners, L.P. and the partners, securityholders and employees of such partners, (iii) incidental to the conversion of securities or any recapitalization or reorganization, (iv) to employees, directors and/or consultants of Michael Foods Investors and its subsidiaries, (v) that are exempt individual transfers and (vi) pursuant to a pledge of securities to an unaffiliated financial institution;

•	Thomas H. Lee Partners, L.P. with the right to notify management investors that it shall cause Michael Foods Investors to effect a sale and the management investors shall consent to and raise no objection with respect to Michael Foods Investors units owned by the management investors in a sale of Michael Foods Investors; and

•	Thomas H. Lee Partners, L.P. with registration rights to require Michael Foods Investors to register units held by them under the Securities Act.

If Michael Foods Investors issues or sells any new units to Thomas H. Lee Partners, L.P., subject to certain exceptions, each management investor shall have the right to subscribe for a sufficient number of new Michael Foods Investors units to maintain its respective ownership percentage in Michael Foods Investors.

Management Unit Subscription Agreements

Under the management unit subscription agreements, management, immediately prior to the Merger, contributed to Michael Foods Investors shares of prior M-Foods Holdings common stock for Class A Units, Class B Units and Class C Units of MF Investors based on a $100 per Class A Unit price and a $2.00 per Class B and Class C Unit price. In connection with the Merger, one of our non-executive managers, who is the brother of Gregg A. Ostrander, our President, Chief Executive Officer and Chairman, received a loan from the Company to fund a portion of his investment in Michael Foods Investors. The aggregate principal amount of the loan is $100,000, bearing 5.36% interest per annum and maturing on November 20, 2013. Following the Merger, the executives held approximately 10% of the outstanding Class A and Class B units combined, and 100% of the outstanding Class C units.

Upon the death, disability or retirement of the executive prior to the earlier of a public offering or sale of Michael Foods Investors, Michael Foods Investors may be required to purchase all of an executive’s units.

However, with respect to Mr. Reedy, if Mr. Reedy’s employment is terminated due to his retirement, Mr. Reedy may require Michael Foods Investors to purchase his units after he turns age 65. Michael Foods Investors has the right to purchase all or a portion of an executive’s units if an executive’s employment is terminated or that executive is deemed to be engaging in certain competitive activities. However, with respect to Mr. Reedy, if Mr. Reedy’s employment is terminated due to retirement, Michael Foods Investors will have the right to purchase his units only after Mr. Reedy turns 65. However, if Michael Foods Investors elects or is required to purchase any units pursuant to the call and put options described in the preceding sentences, and that payment would result in a violation of law applicable to Michael Foods Investors or a default under certain of its financing arrangements, Investors may make the portion of the cash payment so affected by the delivery of preferred units of Michael Foods Investors with a liquidation preference equal to the amount of the cash payment affected.

In addition, each management stock purchase and unit subscription agreement contains customary representations, warranties and covenants made by the respective executive or party thereto.

Management Agreement

Pursuant to the management agreement entered into in connection with the transactions, THL Managers V, LLC, an affiliate of Thomas H. Lee Partners, L.P., renders to Michael Foods and each of its subsidiaries, certain advisory and consulting services. In consideration of those services, we will pay to THL Managers V, LLC semi-annually, an aggregate per annum management fee equal to the greater of:

•	$1,500,000; and

•	An amount equal to 1.0% of our consolidated earnings before interest, taxes, depreciation and amortization for that fiscal year, but before deduction of any such fee.

We also paid to THL Managers V, LLC at the closing of the transactions a transaction fee equal to $15,000,000 plus all out of pocket expenses incurred by Thomas H. Lee Partners, L.P. prior to the closing of the transaction for services rendered by them in connection with the transactions.

We also agreed to indemnify THL Managers V, LLC and its affiliates from and against all losses, claims, damages and liabilities arising out of or related to the performance by THL Managers V, LLC of the services pursuant to the management agreement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation Plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	25,000	$626.99	12,500
Equity compensation plans not approved by security holders	—	—	—

Total	25,000	$626.99	12,500

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

PricewaterhouseCoopers LLP, or PricewaterhouseCoopers was our principal accountant for the years ended December 31, 2002 and 2003. Total fees paid to PricewaterhouseCoopers for audit services rendered during 2002 and 2003 were $159,000 and $657,531, respectively.

Grant Thornton LLP, or Grant Thornton, was our principal accountant through August of 2002. Total fees paid to Grant Thornton for audit services rendered during 2002 were $47,950.

Audit-Related Fees

Total fees paid to PricewaterhouseCoopers for audit-related services rendered during 2002 and 2003 were $12,000 and $97,723, respectively, consisting primarily of consultation on matters related to proposed transactions, employee benefit plans, potential acquisitions and accounting consultation.

Total fees paid to Grant Thornton for audit-related services rendered during 2002 were $120,115, related primarily to consultation on matters related to proposed transactions, employee benefit plans, potential acquisitions, auditor transition matters and accounting consultation.

Tax Fees

Total fees paid to PricewaterhouseCoopers for tax services rendered during 2002 and 2003 were $15,875 and $487,830, respectively, related primarily to tax planning and consultation.

Total fees paid to Grant Thornton for tax services rendered during 2002 were $496,173, related primarily to tax planning and consultation.

All Other Fees

There were no fees under this category paid to PricewaterhouseCoopers during either 2002 or 2003.

Total fees paid to Grant Thornton for all other services rendered during 2002 were $11,000, primarily related to internal audit teaming services.

Audit Committee Pre-Approval Policy

Under policies and procedures adopted by the Audit Committee of our Board of Directors, our principal accountant may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, nor may our principal accountant be engaged to provide any other non-audit service unless the Audit Committee or its Chairman pre-approve the engagement of our accountant to provide both audit and permissible non-audit services. If the Chairman pre-approves any engagement or fees, he is to make a report to the full Audit Committee at its next meeting. One hundred percent (100%) of all services provided by our principal accountant in 2003 were pre-approved by the Audit Committee or its Chairman.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following consolidated financial statements of the Company, the Predecessor, and 2001 Predecessor, and the related Reports of Independent Accountants, are included in this report:

1. Financial Statements

MICHAEL FOODS, INC.

Reports of Independent Accountants

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Shareholder’s Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Quarterly Financial Data (Unaudited)

2. Financial Statement Schedules

The following financial statement schedules are included in this report and should be read in conjunction with the financial statements referred to above:

Michael Foods, Inc. and Subsidiaries—Valuation and Qualifying Accounts

All other schedules are omitted, as the required information is not applicable or the information is presented in the financial statements or related notes.

3. Exhibits

Reference is made to Item 15 (c) footnote (2) for exhibits filed with this form.

(b) Reports on Form 8-K

Reference is made to reports filed by the Predecessor on Form 8-K dated February 20, 2003, April 24, 2003 and July 25, 2003 regarding news releases to the debtholders pertaining to the Predecessor’s interim financial results. Reference is also made to reports filed on Form 8-K or Form 8-K/A dated June 5, 2003, October 16, 2003 (two filings) and October 29, 2003 regarding other corporate developments.

(c) Exhibits and Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated October 10, 2003, by and among M-Foods Investors, LLC, THL Food Products Holdings Co., THL Food Products Co., M-Foods Holdings, Inc. and certain shareholders of M-Foods Holdings, Inc. (1)

2.2	Letter Agreement, Amending Merger Agreement dated October 17, 2003, by and among M-Foods Investors, LLC, THL Food Products Holdings Co., THL Food Products Co. and M-Foods Holdings, Inc.

2.3	Letter Agreement, Amending Merger Agreement dated October 24, 2003, by and among M-Foods Investors, LLC, THL Food Products Holdings Co., THL Food Products Co. and M-Foods Holdings, Inc.

2.4	Letter Agreement, Amending Merger Agreement dated November 17, 2003, by and among M-Foods Investors, LLC, THL Food Products Holdings Co., THL Food Products Co. and M-Foods Holdings, Inc.

3.1	Amended and Restated Certificate of Incorporation of Michael Foods, Inc. (f/k/a M-Foods Holdings, Inc.) (2)

Exhibit No.	Description
3.2	Certificate of Merger of THL Food Products Co. with and into M-Foods Holdings, Inc., dated November 20, 2003 (2)

3.3	Agreement and Plan of Merger, dated November 20, 2003, by and among M-Foods Holdings, Inc. and Michael Foods, Inc. (2)

3.4	Certificate of Merger of Michael Foods, Inc. with and into M-Foods Holdings, Inc., dated November 20, 2003 (2)

3.5	Bylaws of Michael Foods, Inc. (f/k/a M-Foods Holdings, Inc.) (2)

4.1	Indenture, dated March 27, 2001, between Michael Foods Acquisition Corp. and BNY Midwest Trust Company, as trustee (3)

4.2	Supplemental Indenture, dated as of April 10, 2001, by and among Michael Foods, Inc., M-Foods Holdings, Inc., Michael Foods of Delaware, Inc., Northern Star Co., Minnesota Products, Inc., Farm Fresh Foods of Nevada, Inc., Crystal Farms Refrigerated Distribution Company, WFC, Inc., Wisco Farm Cooperative, M. G. Waldbaum Company, Papetti’s Hygrade Egg Products, Inc., Casa Trucking, Inc., Papetti Electroheating Corporation, Kohler Mix Specialties, Inc., Midwest Mix, Inc., Kohler Mix Specialties of Connecticut, Inc. and BNY Midwest Trust Company, as trustee (3)

4.3	Fourth Supplemental Indenture, dated as of October 31, 2003, by and among Michael Foods, Inc. and BNY Midwest Trust Company (2)

4.4	Collateral Pledge and Security Agreement, dated March 27, 2001, between Michael Foods Acquisition Corp., and Banc of America Securities, LLC and Bear, Stearns & Co. and BNY Midwest Trust Company as collateral agent and securities intermediary (3)

4.5	Indenture, dated November 20, 2003, among Michael Foods, Inc., the Guarantors party thereto and Wells Fargo Bank Minnesota, National Association, as trustee (2)

4.6	Registration Rights Agreement, dated November 20, 2003, among Michael Foods, Inc., the Subsidiary Guarantors party thereto and Banc of America Securities LLC, Deutsche Bank Securities Inc. and UBS Securities LLC (2)

10.1	Credit Agreement dated as of November 20, 2003, among THL Food Products Co., as Borrower, THL Food Products Holding Co., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc., as Joint Lead Arrangers and Joint Book Managers, Deutsche Bank Securities Inc. and UBS Securities LLC, as Co-Syndication Agents, and General Electric Capital Corporation and Cooperative Centrale Raiffeisen—Boerenleenbank B.A., “Rabobank International,” New York Branch, as Co-Documentation Agents (2)

10.2	Senior Unsecured Term Loan Agreement dated as of November 20, 2003, among THL Food Products Co., as Borrower, THL Food Products Holding Co., Bank of America, N.A., as Administrative Agent, the lenders party thereto, Bank of America Securities LLC and Deutsche Bank Securities, Inc., as Joint Lead Arrangers and Joint Book Managers, and Deutsche Bank Securities Inc. and UBS Securities LLC, as Co-Syndication Agents (2)

10.3	Employment Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and Gregg A. Ostrander

10.4	Employment Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and John D. Reedy

10.5	Employment Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and James D. Clarkson

Exhibit No.	Description
10.6	Employment Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and James Mohr

10.7	Employment Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and Max R. Hoffmann

10.8	Senior Management Unit Subscription Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and Gregg A. Ostrander

10.9	Senior Management Unit Subscription Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and John D. Reedy

10.10	Senior Management Unit Subscription Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and James D. Clarkson

10.11	Senior Management Unit Subscription Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and James Mohr

10.12	Senior Management Unit Subscription Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and Max R. Hoffmann

10.13	Stock Option Agreement, dated November 20, 2003, between Gregg A. Ostrander and M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.)

10.14	Stock Option Agreement, dated November 20, 2003, between John D. Reedy and M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.)

10.15	Stock Option Agreement, dated November 20, 2003, between James D. Clarkson and M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.)

10.16	Stock Option Agreement, dated November 20, 2003, between James Mohr and M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.)

10.17	Stock Option Agreement, dated November 20, 2003, between Max R. Hoffmann and M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.)

10.18	M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.) Stock Option Plan

10.19	Management Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and THL Managers V, LLC

10.20	Securityholders Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and the other parties thereto

10.21	Amended and Restated Limited Liability Company Agreement of Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC), dated November 20, 2003, between THL-MF Investors, LLC and the other parties thereto

10.22	Subscription and Share Purchase Agreement, dated November 20, 2003, between M-Foods Holdings, Inc. (formerly known as THL Food Products Holding Co.) and Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC)

10.23	Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc., as successor to Michael Foods, Inc., a Delaware corporation and A&A Urban Renewal, relating to the lease of a facility located at 100 Trumbull St., Elizabeth, NJ (4)

10.24	Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc., as successor to Michael Foods, Inc., a Delaware corporation, and Papetti Holding Company, et al., relating to the lease of a facility located at 877-879 E. North Ave., Elizabeth, NJ (4)

Exhibit No.	Description

10.25	Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc., as successor to Michael Foods, Inc., a Delaware corporation, and Papetti Holding Company, relating to the lease of a facility located at 847-855 E. North Ave., Elizabeth, NJ (4)

10.26	Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc. as successor to Michael Foods, Inc., a Delaware corporation, and Jersey Pride Urban Renewal, relating to the lease of a facility located at One Papetti Plaza, Elizabeth, NJ (4)

10.27	North Carolina State University Consolidated, Restated and Amended License Agreement, dated June 9, 2000, by and between North Carolina State University and the Company (5)

10.28	Form of Stock Option Agreement pursuant to the M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.) 2003 Stock Option Plan

10.29	M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.) Deferred Compensation Plan, dated November 20, 2003

10.30	Michael Foods, Inc. Executive Officers Incentive Plan

10.31	Michael Foods, Inc. Senior Management, Officers and Key Employees Incentive Plan

12.1	Computation of ratio of earnings to fixed charges

21.1	Subsidiaries of Michael Foods, Inc.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

(1)	Incorporated by reference from the Predecessor’s current report on Form 8-K filed with the Commission on October 16, 2003.
(2)	Incorporated by reference from the Company’s Form S-4 Registration Statement (Registration No. 333-112714) filed with the Commission on February 11, 2004.
(3)	Incorporated by reference from Amendment No. 1 to the Predecessor’s Form S-4 Registration Statement (Registration No. 333-63722) filed with the Commission on July 18, 2001.
(4)	Incorporated by reference from the 2001 Predecessor’s current report on Form 8-K filed with the Commission on November 22, 2000.
(5)	Incorporated by reference from the 2001 Predecessor’s quarterly report on Form 10-Q filed with the Commission on November 22, 2000.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholder

of Michael Foods, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Michael Foods, Inc. and its subsidiaries (the Company), a wholly owned subsidiary of M-Foods Holdings, Inc., at December 31, 2003, and the results of their operations and their cash flows for the period from December 1, 2003 through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note C to the financial statements, the Predecessor adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statement 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” on January 1, 2002.

/s/    PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 25, 2004

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholder

of Michael Foods, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Michael Foods, Inc. and its subsidiaries (the Predecessor), a wholly owned subsidiary of M-Foods Holdings, Inc., at December 31, 2002, and the results of their operations and their cash flows for the period from January 1, 2003 through November 30, 2003 and for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Predecessor’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note C to the financial statements, the Predecessor adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statement 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” on January 1, 2002.

/s/    PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 25, 2004

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholder

of Michael Foods, Inc.:

We have audited the accompanying consolidated statements of earnings, shareholder’s equity and cash flows of Michael Foods, Inc. and subsidiaries (a wholly-owned subsidiary of M-Foods Holdings, Inc.) (the “Predecessor”) for the nine months ended December 31, 2001. These financial statements are the responsibility of the Predecessor’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Michael Foods, Inc. and subsidiaries (a wholly-owned subsidiary of M-Foods Holdings, Inc.) for the nine months ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the nine months ended December 31, 2001. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
February 8, 2002

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholder

of Michael Foods, Inc.:

We have audited the consolidated statements of operations, shareholder’s equity, and cash flows of Michael Foods, Inc. and subsidiaries (the “2001 Predecessor”) for the three months ended March 31, 2001. These financial statements are the responsibility of the 2001 Predecessor’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Michael Foods, Inc. and subsidiaries for the three months ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the three months ended March 31, 2001. In our opinion, this schedule, when considered in relation to the basic financial statement taken as a whole, presents fairly, in all material respects, the information therein.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
May 15, 2001 (except for the third paragraph of “Recent Accounting Pronouncements” within Note C, as to which the date is February 18, 2003)

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONSOLIDATED BALANCE SHEETS

(in thousands)

	Company	Predecessor
	December 31,
	2003	2002
ASSETS
CURRENT ASSETS
Cash and equivalents	$45,594	$20,572
Accounts receivable, less allowances	109,030	101,579
Inventories	96,816	95,807
Prepaid expenses and other	25,327	13,571

Total current assets	276,767	231,529

PROPERTY, PLANT AND EQUIPMENT
Land	4,067	3,873
Buildings and improvements	93,203	110,702
Machinery and equipment	219,463	259,501

	316,733	374,076
Less accumulated depreciation	4,003	91,723

	312,730	282,353
OTHER ASSETS
Goodwill	525,035	341,028
Intangible assets, net	262,340	14,579
Other assets	39,810	23,533

	827,185	379,140

	$1,416,682	$893,022

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$5,537	$17,671
Accounts payable	71,332	65,990
Accrued liabilities
Compensation	20,335	15,251
Customer programs	40,582	26,484
Interest	4,527	9,336
Hedging derivative liability	—	11,001
Other	25,578	26,651

Total current liabilities	167,891	172,384
LONG-TERM DEBT, less current maturities	784,539	493,718
DEFERRED INCOME TAXES	151,301	47,119
DEFERRED COMPENSATION	25,413	—
COMMITMENTS AND CONTINGENCIES	—	—
NON-CONTROLLING INTEREST	—	475
SHAREHOLDER’S EQUITY
Common stock, $0.01 par value, 3,000 and 1,000 shares authorized, issued and outstanding in 2003 and 2002, respectively	—	—
Additional paid-in capital	289,308	147,498
Retained earnings (deficit)	(4,529)	39,476
Accumulated other comprehensive gain (loss)	2,759	(7,648)

	287,538	179,326

	$1,416,682	$893,022

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Company	Predecessor			2001 Predecessor
	One Month ended December 31, 2003	Eleven Months ended November 30, 2003	Year ended December 31, 2002	Nine Months ended December 31, 2001	Three Months ended March 31, 2001
Net sales	$140,806	$1,184,357	$1,168,160	$885,642	$275,627
Cost of sales	121,442	973,004	953,333	734,008	227,707

Gross profit	19,364	211,353	214,827	151,634	47,920
Selling, general and administrative expenses	14,676	106,339	116,444	87,484	27,376
Transaction expenses	7,121	15,377	—	—	11,050

Operating profit (loss)	(2,433)	89,637	98,383	64,150	9,494
Interest expense, net	4,932	41,670	50,179	42,335	3,293
Loss on early extinguishment of debt	—	61,226	—	—	15,513
Loss on dairy disposition	—	16,288	—	—	—

Earnings (loss) before income taxes	(7,365)	(29,547)	48,204	21,815	(9,312)
Income tax expense (benefit)	(2,836)	(11,397)	18,543	12,000	(3,659)

Net Earnings (loss)	$(4,529)	$(18,150)	$29,661	$9,815	$(5,653)

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholder’s Equity
	Shares Issued	Amount
2001 Predecessor
Balance at January 1, 2001	18,289	$183	$58,506	$201,361	$(1,317)	$258,733
Incentive plan stock compensation	40	—	1,169	—	—	1,169
Stock options exercised, net of shares surrendered for exercise price and income taxes	37	1	545	—	—	546
Tax benefit from stock options exercised	—	—	4,055	—	—	4,055
Stock options extended	—	—	310	—	—	310
Net loss	—	—	—	(5,653)	—
Foreign currency translation adjustment income	—	—	—	—	1,088
Futures loss	—	—	—	—	(1,632)
Comprehensive income (loss)	—	—	—	—	—	(6,197)
Dividends ($.08 per share)	—	—	—	(1,465)	—	(1,465)

Balance at March 31, 2001	18,366	$184	$64,585	$194,243	$(1,861)	$257,151

Predecessor
Balance at March 31, 2001	18,366	$184	$64,585	$194,243	$(1,861)	$257,151
Merger with M-Foods Holdings, Inc.	(18,366)	(184)	(64,585)	(194,243)	1,861	(257,151)
Proceeds from issuance of common stock, $0.01 par	1	—	213,393	—	—	213,393
Deemed dividend to continuing shareholders	—	—	(66,631)	—	—	(66,631)
Allocation of deemed dividend to accumulated other comprehensive loss	—	—	—	—	(577)	(577)

Balance at April 1, 2001	1	—	146,762	—	(577)	146,185
Additional capital invested by parent	—	—	30	—	—	30
Net earnings	—	—	—	9,815	—
Foreign currency translation adjustment income	—	—	—	—	10
Interest rate swap	—	—	—	—	(1,206)
Futures loss	—	—	—	—	(1,844)
Comprehensive income	—	—	—	—	—	6,775

Balance at December 31, 2001	1	—	146,792	9,815	(3,617)	152,990
Additional capital invested by parent	—	—	706	—	—	706
Net earnings	—	—	—	29,661	—
Foreign currency translation adjustment income	—	—	—	—	141
Interest rate swap	—	—	—	—	(5,384)
Futures gain	—	—	—	—	1,212
Comprehensive income	—	—	—	—	—	25,630

Balance at December 31, 2002	1	—	147,498	39,476	(7,648)	179,326
Additional capital invested by parent	—	—	84,419	—	—	84,419
Dairy dividend	—	—	—	(2,351)	—	(2,351)
Net loss	—	—	—	(18,150)	—
Foreign currency translation adjustment income	—	—	—	—	3,653
Interest rate swap	—	—	—	—	6,590
Futures gain	—	—	—	—	2,897
Comprehensive loss	—	—	—	—	—	(5,010)

Balance at November 30, 2003	1	$—	$231,917	$18,975	$5,492	$256,384

Company
Balance at November 30, 2003	1	$—	$231,917	$18,975	$5,492	$256,384
Merger with M-Foods Holdings, Inc.	(1)	—	(231,917)	(18,975)	(5,492)	(256,384)
Proceeds from issuance of common stock, $0.01 par	3	—	292,859	—	—	292,859
Deemed dividend to continuing shareholders	—	—	(3,551)	—	—	(3,551)
Net loss	—	—	—	(4,529)	—
Foreign currency translation adjustment income	—	—	—	—	329
Futures gain	—	—	—	—	2,430
Comprehensive loss	—	—	—	—	—	(1,770)

Balance at December 31, 2003	3	$—	$289,308	$(4,529)	$2,759	$287,538

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Company	Predecessor			2001 Predecessor
	One Month Ended December 31, 2003	Eleven months ended November 30, 2003	Year ended December 31, 2002	Nine months ended December 31, 2001	Three months ended March 31, 2001
Cash flows from operating activities:
Net earnings (loss)	$(4,529)	$(18,150)	$29,661	$9,815	$(5,653)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	4,003	48,804	53,543	39,689	11,114
Amortization of intangibles	1,300	389	716	7,256	1,421
Amortization of deferred financing costs	170	3,816	4,218	2,359	—
Write-off of assets related to Dairy disposition	—	2,417	—	—	—
Write-off deferred financing costs	—	10,913	—	—	—
Deferred income taxes	(2,876)	(11,596)	(1,606)	(2,749)	(1,547)
Preferred return on deferred compensation	232	1,678	—	—	—
Tax benefit from stock options exercised	—	—	—	—	4,055
Changes in operating assets and liabilities:
Accounts receivable	10,963	(29,653)	1,648	18,569	(7,903)
Inventories	1,509	(3,712)	(10,630)	3,400	(4,944)
Prepaid expenses and other	(1,461)	2,961	(1,902)	(3,784)	293
Accounts payable	13,475	872	560	4,837	5,443
Accrued liabilities	7,750	68,227	6,797	21,401	11,737

Net cash provided by operating activities	30,536	76,966	83,005	100,793	14,016
Cash flows from investing activities:
Capital expenditures	(3,691)	(26,281)	(27,394)	(23,299)	(10,837)
Business acquisitions	(720,568)	—	(17,883)	(626,925)	—
Dairy disposition	—	49,710	—	—	—
Other assets	597	2,929	4,752	(4,953)	3,888

Net cash (used in) provided by investing activities	(723,662)	26,358	(40,525)	(655,177)	(6,949)
Cash flows from financing activities:
Payments on revolving line of credit	—	(34,064)	(30,000)	(65,750)	(52,000)
Proceeds from revolving line of credit	—	34,064	25,000	53,800	45,500
Payments on long-term debt	(297,972)	(206,137)	(45,274)	(155,106)	(109)
Proceeds from long-term debt	780,000	—	—	570,000	—
Proceeds from issuance of common stock	290,907	—	—	174,800	546
Additional capital invested by parent	—	84,419	706	30	—
Deferred financing costs	(34,206)	—	—	—	—
Dividends	—	(2,351)	—	—	(1,465)
Other	—	—	—	—	310

Net cash provided by (used in) financing activities	738,729	(124,069)	(49,568)	577,774	(7,218)
Effect of exchange rate changes on cash	(9)	173	—	—	—

Net increase (decrease) in cash and equivalents	45,594	(20,572)	(7,088)	23,390	(151)
Cash and equivalents at beginning of period	—	20,572	27,660	4,270	4,421

Cash and equivalents at end of period	$45,594	$—	$20,572	$27,660	$4,270

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,751	$43,280	$46,959	$28,866	$5,945
Income taxes	66	12,859	15,098	7,467	1,025

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—MERGER

On November 20, 2003, Michael Foods, Inc. and its subsidiaries (“Michael Foods” “Company,” “we,” “us,” “our”) was acquired by an investor group comprised of a management group led by our Chairman, President and Chief Executive Officer, and affiliates of the private equity investment firm Thomas H. Lee Partners, L.P., collectively MF Investors, LLC., through the merger of THL Food Products Co. with and into M-Foods Holdings Inc. (the “Merger”), with M-foods Holdings, Inc. being the continuing entity. M-Foods Holdings, Inc. then merged with and into Michael Foods, Inc. (Minn.). M-Foods Holdings, Inc. continued as the surviving corporation and was immediately renamed Michael Foods, Inc. (Del.).

Michael Foods, Inc is a wholly-owned subsidiary of M-Foods Holdings, Inc. (Holdings or Parent). M-Foods Holdings, Inc. is a wholly-owned subsidiary of MF Investors, LLC.

The “Predecessor” refers to Michael Foods, Inc. prior to the Merger. In April 2001, the Company was acquired (the “2001 Merger”) by an investor group comprised of members of senior management, two equity sponsors and affiliates of the Michael family. The “2001 Predecessor” refers to Michael Foods, Inc. prior to the 2001 Merger.

Under the terms of the Merger, all outstanding shares and stock options were purchased for $1.018 billion ($1,055,000,000, less purchase price adjustments of $47,366,000, in accordance with the Merger, agreement plus direct acquisition costs of $10,788,000) and was financed through new equity cash contributions of approximately $290,907,000, a senior secured credit facility of up to $595,000,000 (of which $495,000,000 was drawn at the close of the transactions), a senior unsecured term loan of up to $135,000,000 and $150,000,000 of 8% senior subordinated notes.

The Merger was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No.141 Business Combinations and EITF 88-16, Basis In Leveraged Buyout Transaction. Accordingly, the acquired assets and liabilities have been recorded at fair value for the interests acquired by new investors and at the carryover basis for continuing investors. As a result, the assets and liabilities are assigned new values, which are part Predecessor cost and part fair value, in the same proportions as the carryover basis of the residual interests retained by the continuing management investors and the new interests acquired by the affiliates of Thomas H. Lee Partners. The amount of the carryover basis was reflected as a deemed dividend of $3,551,000.

For ease of presentation, the Merger has been reflected in the accompanying financial statements as if it had occurred on November 22, 2003, the Company’s fiscal month end. Management determined that no material transactions occurred during the period from November 20 through November 22, 2003. See Note C—Summary of Significant Accounting Policies—Principles of Consolidation and Fiscal Year.

MICHAEL FOODS, INC

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total purchase price of $1,018,421,000, net of cash acquired, was allocated to the acquired assets and liabilities based on their estimated fair values at the acquisition date, net of the deemed dividend. These allocations were determined by internal studies and by a preliminary valuation report by an independent third party appraisal firm. We do not believe that the final appraisal will materially modify the preliminary purchase price allocation. The allocation of the purchase price excluding $297,853,000 of debt assumed but paid at closing, was as follows (in thousands):

Accounts receivable	$119,993
Inventories	98,324
Prepaid expense and other	11,238
Property, plant and equipment	313,042
Goodwill (non-amortizing)	525,035
Trademarks (indefinite life, non-amortizing)	33,025
Other intangibles (useful life of 15 years)	230,615
Other non-current assets	6,369
Accounts payable	(57,856)
Accrued liabilities	(72,542)
Deferred taxes	(152,678)
Deferred compensation	(25,181)
Other	(10,963)

$1,018,421

In connection with the Merger, the Predecessor incurred transaction expenses and a loss on the early extinguishment of debt of approximately $76,603,000 associated with the Merger and change-in-control provisions of various compensation, debt and other agreements which have been reflected in the Predecessor financial statements. We incurred other direct costs of the Merger of approximately $10,788,000 and debt issuance costs of approximately $34,206,000, which have been capitalized in our consolidated balance sheet. In addition, we also incurred other expenses associated with the Merger of approximately $7,121,000, which have been expensed during the one month period ended December 31, 2003.

The following unaudited pro forma financial information reflects our consolidated results of operations, as if the acquisition had taken place on January 1, 2002.

	2003	2002
	(in thousands)
Pro forma net sales	$1,039,690	$997,582
Pro forma net income	34,955	16,411

The most significant of the pro forma adjustments reflected in the above amounts were to reverse the impact of the one-time transaction-related charges, to record the incremental interest on the additional debt incurred in connection with the Merger, to record additional depreciation and amortization expense resulting from the fair value adjustments made to property, plant and equipment and intangible assets, and to remove the Dairy Products Division, which was not acquired by us. The pro forma financial information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been obtained had the transaction actually taken place at the beginning of the periods presented.

NOTE B—2001 MERGER

On April 10, 2001, Michael Foods, Inc. and its subsidiaries (the “2001 Predecessor”) was acquired in a transaction (the “2001 Merger”) led by an investor group comprised of a management group led by Michael

MICHAEL FOODS, INC

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foods’ Chairman, President and Chief Executive Officer, Gregg Ostrander, affiliates of Jeffrey Michael, a member of the Predecessor’s Board of Directors, and affiliates of two private equity investment firms, Vestar Capital Partners and Goldner Hawn Johnson & Morrison Incorporated. Under the terms of the 2001 Merger agreement, all outstanding shares of Michael Foods common stock were converted into the right to receive $30.10 per share in cash, or value equal thereto, and all outstanding stock options were converted into the right to receive, in cash, $30.10 per share reduced by the exercise price per share for all shares subject to such stock options. The purchase of the outstanding shares was financed through new equity financing of approximately $175,000,000, a senior secured credit facility of up to $470,000,000 at market-based variable interest rates, and $200,000,000 of senior subordinated notes at an 11.75% annual interest rate. As a result of the 2001 Merger, the stock of pre-merger Michael Foods was no longer publicly traded and, therefore, earnings per share calculations are no longer included for financial statement presentation.

Immediately after the close of the 2001 Merger, we contributed the assets of our Dairy Products Division into two limited liability corporations, M-Foods Dairy, LLC and M-Foods Dairy TXCT, LLC (collectively, the “Dairy LLCs”) and in exchange received voting preferred and voting common units from these entities equal to the fair value of the net assets contributed, which collectively were approximately $35,800,000.

During 2003, the Predecessor sold the Dairy Products Division to Dean Foods, which is more fully described in Note J.

The 2001 Merger was accounted for as a purchase in accordance with Accounting Principles Board Opinion 16, Business Combinations and EITF 88-16, Basis in Leveraged Buyout Transactions. Accordingly, the acquired assets and liabilities have been recorded at fair value for the interests acquired by new investors and at the carryover basis for continuing investors. As a result, the assets and liabilities were assigned new values, which are part 2001 Predecessor cost and part fair value in the same proportions as the carryover basis of the residual interests retained by the continuing management investors and continuing affiliate investors of the Michael family, and the new interests acquired by the new investors. The amount of carryover basis was reflected as a deemed dividend of $66,631,000.

For ease of presentation, the 2001 Merger was accounted for as if it had occurred on April 1, 2001. Management determined that results of operations were not significant and no material transactions occurred during the period from April 1 through April 9, 2001.

The primary differences relate to additional interest expense for new debt and depreciation and amortization of fixed assets and other intangible assets recorded at fair value at the date of 2001 Merger.

For accounting purposes, the 2001 Merger was considered a leveraged buy-out. The total purchase price of approximately $562,881,000 was allocated to the acquired assets and assumed liabilities based on their fair values at April 1, 2001, net of the deemed dividend of $66,631,000. These allocations were based on a valuation by a third party appraisal firm. The allocation of the purchase price was as follows (in thousands):

Working capital	$88,663
Property, plant and equipment	307,544
Other assets	42,816
Goodwill	347,537
Long-term debt	588,426
Other liabilities	51,474

MICHAEL FOODS, INC

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the 2001 Merger, the 2001 Predecessor incurred transaction expenses of approximately $26,600,000 associated with change-in-control provisions of various compensation, debt and other agreements, which have been reflected in the 2001 Predecessor financial statements. These transaction expenses include the expense related to the early extinguishment of debt resulting from the change-in-control. In addition, the Predecessor incurred other merger related and debt issuance costs of approximately $40,000,000, which were capitalized as direct costs of the 2001 Merger.

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

The Company is a diversified producer and distributor of food products in three areas—egg products, refrigerated distribution, and potato products. The Company believes it is the largest producer of processed egg products in the United States, and is a leading producer and distributor of specialty potato products to the foodservice and retail markets. The Company also distributes refrigerated grocery items, primarily cheese and other dairy items, to the retail grocery market in the central United States.

The Company adopted the accounting policies of the Predecessor.

Principles of Consolidation and Fiscal Year

The consolidated financial statements include the accounts of Michael Foods, Inc. and all majority owned subsidiaries in which it has control. All significant intercompany accounts and transactions have been eliminated. The Company’s investments in non-controlled entities in which it has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Saturday nearest to December 31, but for clarity of presentation, describes all periods as if the year end is December 31. The periods presented are as follows:

One month ended December 31, 2003, contained a six week period ended January 3, 2004.

Eleven months ended November 30, 2003, contained a forty-seven week period ended November 22, 2003.

Year end December 31, 2002, contained a fifty-two week period ended December 28, 2002.

Nine months ended December 31, 2001, contained a forty week period ended December 29, 2001.

Three months ended March 31, 2001, contained a twelve week period ended March 31, 2001.

Basis of Presentation

The accompanying consolidated financial statements for the eleven months ended November 30, 2003, year ended December 31, 2002, and the nine months ended December 31, 2001 have been taken from the historical books and records of the Predecessor. The financial statements for the three months ended March 31, 2001 have been taken from the historical books and records of the 2001 Predecessor.

The Company’s financial statements have been presented on a comparative basis with the Predecessor’s and 2001 Predecessor’s historical operating unit financial statements, prior to the dates of the 2003 and 2001

MICHAEL FOODS, INC

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mergers. Different bases of accounting have been used to prepare the Company, the Predecessor and the 2001 Predecessor financial statements. The primary differences relate to depreciation and amortization of fixed assets and other intangible assets recorded at fair value at the date of acquisitions.

Use of Estimates

Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, related revenues and expenses and disclosure about contingent assets and liabilities at the date of the financial statements. Actual results could differ from the estimates used by management.

Cash and Equivalents

We consider all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. Substantially all of our cash and equivalents are with one bank.

Accounts Receivable

We grant credit to our customers in the normal course of business, but generally do not require collateral or any other security to support amounts due. Management performs on-going credit evaluations of customers. We maintain an allowance for potential credit losses which, when realized, have been within management’s expectations. The allowance was $2,975,000 and $3,110,000 at December 31, 2003 and 2002.

Inventories

Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful lives of generally one to two years.

Inventories consisted of the following at December 31(in thousands):

	Company 2003	Predecessor 2002
Raw materials and supplies	$14,702	$18,552
Work in process and finished goods	60,455	54,574
Flocks	21,659	22,681

	$96,816	$95,807

Accounting for Hedge Activities

Effective January 1, 2001, the 2001 Predecessor adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This standard establishes accounting and reporting standards for derivative financial instruments and hedge activities. Certain of the our operating segments hold derivative instruments, such as corn, soybean meal, cheese and fuel futures that the we believe provide an economic hedge

MICHAEL FOODS, INC

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of future transactions and are designated as cash flow hedges. As the commodities being hedged are either grain ingredients fed to the our flocks, raw materials or production inputs, the changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of these items. In addition, the Predecessor had entered into interest rate swap agreements, which corresponded with the interest payment terms of a portion of the Predecessor’s variable rate senior secured credit facility. The interest swap agreements were cancelled as part of the Merger. The amount of hedge ineffectiveness was immaterial for 2003, 2002 and 2001.

We actively monitor exposure to commodity price risks and use derivative commodity instruments to manage the impact of certain of these risks. We use derivatives, primarily futures contracts, only for the purpose of managing risks associated with underlying exposures. Our futures contracts are cash flow hedges of firm purchase commitments and anticipated production requirements, as they reduce our exposure to changes in the cash price of the respective items and generally extend for less than one year.

We do not trade or use instruments with the objective of earning financial gains on the commodity price, nor do we use instruments where there are not underlying exposures. Gains and losses on futures contracts are deferred as a component of Accumulated Other Comprehensive Gain (“AOCG”) in the our equity section of the balance sheet and a corresponding amount is recorded in other current assets or liabilities, as appropriate. The amounts deferred are subsequently recognized in cost of sales when the associated products are sold. The cost or benefit of contracts closed prior to the execution of the underlying purchase is deferred until the anticipated purchase occurs. As a result of the volatility of the markets, deferred gains and losses in AOCG may fluctuate until the related contract is closed.

Initially, upon adoption of the new derivative accounting standard, and prospectively as required by the standard on the date new derivatives are entered into, we document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, we assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. If it is determined that a derivative ceases to be a highly effective hedge or the forecasted transaction being hedged will no longer occur, we will discontinue hedge accounting, and any gains or losses on the derivative instrument will be recognized in earnings during the period in which it no longer qualifies as a hedge. No such instances occurred during 2003, 2002 or 2001.

Property, Plant and Equipment

Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on the straight-line basis. Estimated service lives range from 10-40 years for buildings and improvements and 3-15 years for machinery and equipment. Accelerated and straight-line methods are used for income tax purposes. The Predecessor capitalized interest costs relating to the construction and installation of property, plant and equipment of $32,000 and $196,000 for the eleven months ended November 30, 2003 and the nine months ended December 31, 2001, respectively. No interest was capitalized by the 2001 Predecessor during the three months ended March 31, 2001, the Predecessor for the year ended December 31, 2002 or by the Company for the one month ended December 31, 2003.

MICHAEL FOODS, INC

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Intangible Assets

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations, requiring that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. SFAS 142 provides that goodwill is no longer amortized, but rather is reviewed for impairment at least annually, and more frequently in certain circumstances, using a two-step process.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supercedes SFAS 121. SFAS 144 does, however, retain the fundamental provisions of SFAS 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale.

As of January 1, 2002, the Predecessor adopted SFAS 141, 142 and 144. The effect of adopting SFAS 142 was to reduce amortization expense by approximately $8,824,000 for the year ended December 31, 2002. As a result of adopting these standards, the Predecessor’s accounting policies for goodwill and intangible assets changed effective January 1, 2002, as described below:

Goodwill and Intangible Assets with Indefinite Lives

We recognize the excess cost of an acquired entity over the net amount assigned to assets acquired, including intangible assets with indefinite lives, and liabilities assumed, as goodwill. Goodwill and intangible assets with indefinite lives (trademarks) will be tested for impairment on an annual basis during the fourth quarter, and between annual tests whenever there is an impairment indicated. Fair values are estimated based on the Company’s best estimate of the future cash flows compared with the corresponding carring value of the reporting unit, including goodwill. Impairment losses will be recognized whenever the implied fair value is less than the carrying value of the related asset. Prior to January 1, 2002, goodwill and intangible assets with indefinite lives were amortized over 40 years. Beginning January 1, 2002, goodwill and intangible assets with indefinite lives are no longer amortized.

Other Intangibles

We recognize an acquired intangible asset apart from goodwill whenever the asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset, or liability. An intangible asset other than goodwill is amortized over its estimated useful life unless that life is determined to be indefinite. Impairment losses are recognized if the carrying amount of an intangible asset subject to amortization is not recoverable from expected future cash flows, and its carrying amount exceeds its fair value.

The adoption of SFAS 141 and 144 did not affect our or the Predecessor’s financial position or results of operations. During the second quarter of 2002 pursuant to SFAS 142, we completed the transitional impairment test of goodwill with no impairment indicated at January 1, 2002. During the fourth quarters of 2002 and 2003, pursuant to SFAS 142, we completed the annual impairment test of goodwill with no impairment indicated.

MICHAEL FOODS, INC

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in the carrying amount of goodwill is as follows (in thousands):

Balance at December 31, 2001	$341,021
Goodwill related to the Inovatech acquisition	4,807
Reduction related to resolution of certain tax contingencies recorded at the date of the 2001 Merger	(4,800)

Balance at December 31, 2002	341,028
Reduction related to resolution of certain tax contingencies recorded at the date of merger	(2,723)
Goodwill related to Dairy Division (see Note J)	(1,763)
Reclass of Intangibles related to Inovatech acquisition	(2,410)
Write-off goodwill as part of the Merger (see Note A)	(334,132)
New value of goodwill under purchase accounting (see Note A)	525,035

Balance at December 31, 2003	$525,035

Each segment’s share of this goodwill was as follows (in thousands):

	Company 2003	Predecessor 2002
Egg Products	$431,891	$254,189
Refrigerated Distribution	32,507	35,560
Potato Products	60,637	49,516
Dairy Products	—	1,763

The following table presents a reconciliation of net earnings (loss), as reported in the financial statements, to those amounts adjusted for goodwill and intangible amortization determined in accordance with the provisions of SFAS 142 (in thousands):

	Predecessor	2001 Predecessor
	Nine months ended December 31, 2001	Three months ended March 31, 2001
Reported net earnings (loss)	$9,815	$(5,653)
Add back: goodwill amortization	6,516	885

Adjusted net earnings (loss)	$16,331	$(4,768)

Our intangible assets as of December 31, 2003 and 2002 are as follows (in thousands):

	Company 2003	Predecessor 2002
Trademarks and licenses	$33,025	$13,406
Customer relationships and other	230,615	2,526
Accumulated amortization	(1,300)	(1,353)

	$262,340	$14,579

MICHAEL FOODS, INC

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate amortization expense for the one month ended December 31, 2003 was $1,300,000. The Predecessor had aggregate amortization expense for the eleven months ended November 30,2003, the year ended December 31, 2002 and for the nine months ended December 31, 2001 of approximately $389,000, $716,000, and $637,000, respectively. The 2001 Predecessor had amortization expense of approximately $500,000 during the three months ended March 31, 2001. The estimated amortization expense for the years ended December 31, 2004 through December 31, 2008 is as follows (in thousands):

2004	$15,561
2005	15,561
2006	15,483
2007	15,328
2008	15,328

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

Deferred Financing Costs

In connection with the 2003 Merger financing, deferred financing costs of $34,206,000 were capitalized. These costs are included in other assets and are being amortized using the interest method over the lives of the respective debt agreements. Accumulated amortization was $170,000 at December 31, 2003. The Predecessor had deferred financing costs of $21,035,000. Accumulated amortization was $6,473,000 at December 31, 2002. In connection with the early extinguishment of debt as part of the merger agreement, the Predecessor wrote off $7,627,000 of deferred financing costs. In addition, the Predecessor wrote off $3,286,000 of deferred financing costs upon paydown of debt with proceeds from the Dairy Division sale.

Foreign Joint Ventures and Currency Translation

We have invested in foreign joint ventures in Europe and Canada related to our Egg Products Division. The European joint venture investment is accounted for using the equity method of accounting. The financial statements for this entity are measured in their local currency and then translated into U.S. dollars. The balance sheet accounts are translated using the current exchange rate at the balance sheet date and the operating results are translated using the average rates prevailing throughout the reporting period. Accumulated translation gains or losses are recorded in AOCG and are included as a component of comprehensive income (loss). Effective August 2002, the Company owns 67% of the Canadian joint venture, and therefore its financial statements are included in the consolidated financial statements of the Company. The financial statements of the Canadian joint venture are translated using the same methodology as used for the European joint venture with the accumulated translation gains or losses being recorded in AOCG and are included as a component of comprehensive income (loss).

Revenue Recognition

Sales are generally recognized when goods are received by the customer and are recorded net of estimated customer programs and returns.

Stock-Based Compensation

The Company measures compensation expense for its stock-based compensation plan using the intrinsic value method. Accordingly, compensation cost for the stock options granted to employees is measured as the

MICHAEL FOODS, INC

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

excess, if any, of the value of Holdings stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for the Holdings stock option plan been determined based on the fair value at the grant date for awards during the one month period ended December 31, 2003, our net loss would have changed to the pro forma amounts indicated below (in thousands):

Net loss, as reported	$(4,529)
Plus: Total stock-based employee compensation expense under fair value-based method	(23)

Pro forma net loss	$(4,552)

Note I to the financial statements contains the significant assumptions used in determining the underlying fair value of options.

Advertising

Advertising costs are expensed as incurred. Our advertising expense for the one month ended December 31, 2003 was $737,000. The Predecessor’s advertising expense was $8,428,000 for the eleven months ended November 30, 2003, $8,973,000 for the year ended December 31, 2002 and $3,779,000 during the nine months ended December 31, 2001. The 2001 Predecessor incurred advertising expense of $3,011,000 during the three months ended March 31, 2001.

Income Taxes

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax bases of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Fair Value of Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and notes payable, approximates fair value. Interest on our senior credit facility and senior unsecured term loan is payable at rates which approximate fair value. The fair value of the senior notes, based on the quoted market price for the same or similar issues of debt, would be approximately $150,050,000.

Comprehensive Income (Loss)

Total comprehensive loss is disclosed in the consolidated statements of shareholders’ equity and included in net loss and other comprehensive income (loss), which is comprised of unrealized gains (losses) on cash flow hedges and foreign currency translation adjustments.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations, requiring the recognition of a liability for an asset retirement obligation in the

MICHAEL FOODS, INC

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 was effective for fiscal years beginning after June 15, 2002. The adoption of the provisions of this statement did not have any effect on the Company’s financial statements.

FASB Interpretation No. (“FIN”) 46 as amended by FIN 46 R, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51, as amended, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 R applies immediately to entities created after December 31, 2003. For variable interest entities created before December 31, 2003, FIN 46 R is effective for the first period beginning after December 15, 2004. The Company does not believe that the adoption of FIN 46 R will have a material impact on its financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statement 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as an extraordinary item only if they are part of the entities recurring operations and not unusual or infrequent. The effect of adopting this standard on our financial statements was to reclassify our extraordinary loss in the three-month period ended March 31, 2001 to other expense in the statement of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement was to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Effective January 1, 2003, the Company adopted the provisions of SFAS No. 146, which had no impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure—as Amendment to FAS 123. SFAS No. 148 provides two additional transition methods for entities that adopt the preferable fair value based method of accounting for stock based compensation. In addition, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS No. 123, which provides for additional transition methods, were effective for periods beginning after December 15, 2002. The transition methods were not applicable to the Company as it continues to account for stock options using the intrinsic value method. The Company adopted the additional disclosure provisions of this statement in the first quarter of 2003.

In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments

MICHAEL FOODS, INC

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 was effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it was effective on July 1, 2003. The adoption of SFAS No. 150 did not have any effect on the Company’s financial position or results of operations.

In May 2003, the FASB Emerging Issues Task Force reached a final consensus on EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The EITF addresses how to account for multiple-deliverable revenue arrangements and focuses on when a revenue arrangement should be separated into different revenue-generating deliverables or “units of accounting” and if so, how the arrangement considerations should be allocated to the different deliverables or units of accounting. The provisions of EITF 00-21were effective for revenue arrangements entered into at the beginning of the first interim period after June 15, 2003. The adoption of the EITF did not have an impact on the Company’s financial position or results of operations.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB No. 104”), Revenue Recognition, which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 had no impact on the Company’s financial position or results of operations.

NOTE D—LONG-TERM DEBT

Long-term debt consisted of the following on December 31 (in thousands):

	Company 2003	Predecessor 2002
Revolving lines of credit	$—	$—
Senior term loan	495,000	300,305
Senior unsecured term loan	135,000	—
Senior subordinated notes payable	150,050	200,000
Other	10,026	11,084

	790,076	511,389

Less current maturities	5,537	17,671

	$784,539	$493,718

Concurrent with the Merger, we entered into a new senior credit agreement, which consists of a $100,000,000 revolving credit facility and $495,000,000 senior term loan. The revolving credit facility is due November 2009 and the senior term loan is due in November 2010. Our senior credit facility bears interest at a floating base rate plus an applicable margin, as defined in the agreement (effective rate of 3.9% at December 31, 2003). We also issued $135,000,000 senior unsecured term loan that is due in November 2011, which bears interest at a floating base rate plus an applicable margin (effective rate of 5.21% at December 31, 2003). In

MICHAEL FOODS, INC

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

addition, we issued $150,000,000 of 8.0% senior subordinated notes due April 2013, which are subordinated to the senior credit agreement and senior unsecured term loan. At December 31, 2003, approximately $6,500,000 was used under the revolving line of credit for letters of credit.

The revolving credit facility and senior term loan are collateralized by substantially all of our assets. The revolving credit loan, the term loan, senior unsecured term loan and senior subordinated notes contain restrictive covenants, including restrictions on dividends and distributions to shareholders and unit holders, a maximum leverage ratio, and a minimum interest coverage ratio, in addition to limitations on additional indebtedness and liens. Covenants related to operating performance are primarily based on earnings before income taxes, interest expense and depreciation and amortization expense. In addition, the revolving credit and term loan, senior unsecured term loan and senior subordinated note agreements also include guarantees by substantially all of our domestic subsidiaries. The fair value of our long-term debt at December 31, 2003 approximated the carrying value.

In conjunction with the Merger, the Predecessor paid off its debt outstanding as of November 20, 2003. Included in the debt outstanding was $98 million of term loans and $200 million of subordinated notes. In connection with the early extinguishment of the debt the Predecessor recorded a loss of approximately $61 million, including a prepayment penalty of approximately $51 million the write off of deferred financing costs of $7.6 million, and the loss on the termination of the interest rate swaps of $2.4 million.

Aggregate maturities of the Company’s long-term debt are as follows (in thousands):

Years Ending December 31,
2004	$5,537
2005	5,609
2006	5,659
2007	5,705
2008	5,753
Thereafter	761,813

$790,076

NOTE E—INCOME TAXES

The Merger was accomplished through a cash-for-stock transaction. As a result, the basis of the Company’s assets and liabilities did not change for income tax reporting purposes. Goodwill arising through the Merger is not deductible. A portion of 2001 Predecessor’s goodwill, which was deductible for tax purposes prior to the 2001 Merger, will continue to be deductible.

The taxable income or loss of the Dairy LLCs was distributed primarily to the Predecessor until it received payment for its preferred units and a 10% cumulative return on the preferred units, and all senior and subordinated debt has been retired.

MICHAEL FOODS, INC

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense (benefit) consists of the following (in thousands):

	Company	Predecessor			2001 Predecessor
	One Month ended December 31, 2003	Eleven Months ended November 30, 2003	Year ended December 31, 2002	Nine months ended December 31, 2001	Three months ended March 31, 2001
Current:
Federal	$—	$—	$17,579	$10,998	$3,100
Foreign	—	—	266	—	—
State	40	199	2,304	1,792	877

	40	199	20,149	12,790	3,977

Deferred:
Federal	(2,614)	(10,546)	(1,456)	(720)	(1,406)
State	(262)	(1,050)	(150)	(70)	(141)

	(2,876)	(11,596)	(1,606)	(790)	(1,547)

	$(2,836)	$(11,397)	$18,543	$12,000	$2,430

The net deferred tax liability associated with the cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes are as follows (in thousands):

	Company	Predecessor
	December 31,
	2003	2002
Depreciation	$69,383	$41,301
Flock inventories	5,757	6,008
Goodwill	4,510	3,830
Trademarks	5,130	4,970
Non-compete agreement	—	(3,404)
Net operating loss carryforward	(9,589)	—
Customer relationships	87,747	—
Other	(11,637)	(5,586)

	$151,301	$47,119

The following is a reconciliation of the federal statutory income tax rate to the consolidated effective tax rate:

	Company	Predecessor			2001 Predecessor
	One Month ended December 31, 2003	Eleven Months ended November 30, 2003	Year ended December 31, 2002	Nine Months ended December 31, 2001	Three Months ended March 31, 2001
Federal statutory rate	(35.0)%	(35.0)%	35.0%	35.0%	35.0%
State taxes, net of federal impact	(3.5)	(3.9)	2.9	5.1	1.9
Goodwill	—	—	—	10.2	3.4
Other	—	0.4	0.6	4.7	(1.0)

	(38.5)%	(38.5)%	38.5%	55.0%	39.3%

MICHAEL FOODS, INC

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have federal and state net operating loss carry forwards of approximately $23 million that will expire in 2024 if not utilized. We also have foreign net operating loss carry forwards of approximately $2 million.

NOTE F—EMPLOYEE RETIREMENT PLAN

Full-time employees who meet certain service requirements are eligible to participate in a defined contribution retirement plan. We match up to 4% of each participant’s eligible compensation. Our matching contributions for the one month ended December 31, 2003 were $281,000. The Predecessor’s contributions were $2,495,000, $2,699,000 and $1,964,000, for eleven months ended November 30, 2003, the year ended December 31, 2002 and for the nine months ended December 31, 2001, respectively. 2001 Predecessor contributions totaled $1,194,000 for the three months ended March 31, 2001.

We also contribute to one union retirement plan which totaled $4,800 for the one month ended December 31, 2003. The Predecessor contributed funds to two union retirement plans which totaled $209,000 for the eleven months ended November 30, 2003, $139,000 for the year ended December 31, 2002 and $101,000 for the nine months ended December 31, 2001. The 2001 Predecessor contributions to the two union plans totaled $34,000 for the three months ended March 31, 2001.

NOTE G—RELATED PARTY TRANSACTIONS

Pursuant to a management agreement with THL Managers V, LLC, an affiliate of Thomas H. Lee Partners, L.P., the Company pays them an annual fee of $1,500,000 or 1.0% of consolidated earnings before interest, taxes, depreciation and amortization, whichever is greater. The management fee for the one month ended December 31, 2003 was $171,000. The Company also paid them $15 million upon closing of the Merger.

The Predecessor had a similar management agreement with Vestar and Goldner Hawn Johnson and Morrison, whereby the Predecessor paid them a combined annual fee of $1,000,000 or .75% of consolidated earnings before interest, taxes, depreciation and amortization, whichever was greater. The management fee for the eleven months ended November 30, 2003, the year ended December 31, 2002 and for the nine months ended December 31, 2001 was approximately $1,141,000, $1,300,000 and $800,000, respectively. The Predecessor also paid them $3 million in aggregate upon closing of the Merger.

In connection with the Merger, one of our non-executive managers, who is the brother of Gregg A. Ostrander, our President, Chief Executive Officer and Chairman, received a loan from the Company to fund a portion of his investment in Michael Foods Investors. The aggregate principal amount of the loan is $100,000, bearing 5.36% interest per annum and maturing on November 20, 2013.

In February 1997, the 2001 Predecessor acquired Papetti’s Hygrade Egg Products, Inc. and affiliated companies (collectively, “Papetti’s”). In connection with this acquisition, the 2001 Predecessor entered into various operating leases with the previous owners of Papetti’s for the majority of Papetti’s operating facilities. The future annual minimum rental commitments under these leases are approximately $2,100,000 through February 2007, with the exception of one lease that expires in February 2017. In addition, the Predecessor and 2001 Predecessor purchased eggs under an annual egg supply agreement with a partnership in which various Papetti family members own a 50% interest. Following the 2001 Merger, the previous owners of Papetti’s are no longer considered to be related parties, as these individuals no longer own Company stock. The Company continues to be obligated under the operating lease obligations described above.

MICHAEL FOODS, INC

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H—COMMITMENTS AND CONTINGENCIES

Lease Commitments

Our corporate offices and several of our manufacturing facilities are leased under operating leases expiring at various times through February 2017. The leases provide that real estate taxes, insurance, and maintenance expenses are obligations of the Company. In addition, we lease some of our transportation and manufacturing equipment under operating leases.

Rent expense, including real estate taxes and maintenance expenses, was approximately $754,000 for the one month ended December 31, 2003. The Predecessor had rent expense of $8,285,000 for the eleven months ended November 30, 2003, $11,258,000 for the year ended December 31, 2002 and $8,795,000 for the nine months ended December 31, 2001. The 2001 Predecessor rent expense was $2,002,000 for the three months ended March 31, 2001. The following is a schedule of minimum rental commitments for base rent for the years ending December 31 (in thousands):

2004	$4,347
2005	3,797
2006	3,407
2007	1,909
2008	1,545
Thereafter	9,933

Debt Guarantees

We have guaranteed the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of several municipalities where the Company has manufacturing facilities. The repayment of these bonds is funded through the wastewater treatment charges paid by us. However, should those charges not be sufficient to pay the bond payments as they become due we have agreed to pay any shortfall. The remaining principal balance of these bonds at December 31, 2003 was approximately $6,400,000.

Potato Procurement Contract

We have contracts to purchase potatoes which expire in 2004 and which will supply approximately 90% of the Potato Products Division’s raw material needs in 2004.

Cheese Purchase Commitments

We have forward buy contracts to purchase approximately $22.1 million of cheese in 2004.

Egg Procurement Contracts

We maintain egg procurement contracts with numerous cooperatives and egg producers throughout the Midwestern and Eastern United States and Canada, which supply approximately 60% of our egg requirements. Most of these contracts vary in length from 18 to 94 months with prices primarily indexed to grain or Urner Barry market indices. No single egg supplier provides more than 10% our egg requirements. Based upon the best estimates available to us for grain and egg prices, we project our purchases from our top five long-term

MICHAEL FOODS, INC

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contracted egg suppliers will approximate $112 million in 2004, $105 million in 2005, $101 million in 2006, $101 million in 2007, and $82 million 2008, and that the 2004 amount will account for approximately 40% of our total egg purchases this year.

Deferred Compensation Plan

M-Foods Holdings, Inc. (“Holdings”) sponsors a 2003 Deferred Compensation Plan (“Plan”) covering certain members of management of the Company. Under terms of the Plan certain members of management were allowed to roll-over approximately $25,181,000 of option and bonus value from the Predecessor into the Company. The Plan is nonqualified and unfunded. Each participant’s deferred compensation account under the Plan will accrue an annual 8% return. Participants in the Plan will be entitled to a distribution from their deferred compensation account upon the earlier of (i) a change in control of Holdings (ii) the tenth anniversary of the date of the Plan and (iii) upon the termination or death of a participant. We recorded approximately $232,000 of preferred return on the deferred compensation for the one month ended December 31, 2003 and the Predecessor recorded $1,678,000 for the eleven months ended November 30, 2003.

Patent Litigation

We have an exclusive license agreement for a patented process for the production and sale of extended shelf-life liquid egg products. Under the license agreement, we have the right to defend and prosecute infringement of the underlying patents.

The U.S. Federal Court of Appeals has upheld the validity of the patents on two separate occasions. In 2000, the U.S. Patent and Trademark Office allowed product claims beyond the process claims previously allowed for the extended shelf-life egg product. These patents are scheduled to expire beginning in 2006.

Litigation related to the infringement of these patents has been settled with three parties, one in 2000 and two in early 2004. A sublicense has been issued to each of the infringing parties, granting them the right to manufacture and distribute extended shelf-life liquid whole egg products subject to a royalty payable to us on all future product sales. In connection with each of these settlements, lump sum payments were made to cover the past production and sale of such products and other matters related to the infringements. We are continuing to pursue litigation related to the infringement of the product and process patents by Sunny Fresh Foods, Inc., a subsidiary of Cargill, Inc.

Other Litigation

The Predecessor received $4.3 million during 2003 related to legal settlements regarding vendor price collusion.

We are engaged in routine litigation incidental to our business. Management believes the ultimate outcome of this litigation will not have a material effect on our consolidated financial position, liquidity or results of operations.

NOTE I—SHAREHOLDER’S EQUITY

Company—Common Stock

At December 31, 2003, the Company has authorized, issued and outstanding common stock of 3,000 shares with a $.01 par value. All common shares were issued to M-Foods Holdings, Inc., a wholly owned subsidiary of Michael Foods Investors, LLC, in connection with the Merger.

MICHAEL FOODS, INC

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Predecessor—Common Stock

The Predecessor had authorized, issued and outstanding common stock of 1,000 shares with a $.01 par value. All common shares were issued to M-Foods Holdings, Inc., a wholly owned subsidiary of M-Foods Investors, LLC, in connection with the 2001 Merger.

Stock Option Plans

In November 2003, Holdings adopted the 2003 Stock Option Plan (the “2003 Plan”). Under the 2003 Plan, Holdings may grant incentive stock options to the Company’s employees. A total of 25,000 shares are reserved for issuance under the 2003 Plan. Options granted under the 2003 Plan will vest over a five year period in equal annual installments starting from the first anniversary date of the grant. Any unvested options will terminate ten years after the grant date. Options are generally granted with option prices based on the estimated fair market value of Holdings common stock at the date of grant as determined by the parent.

The 2001 Predecessor maintained non-qualified stock option plans. The stock options granted under these plans generally had a ten year term, vested ratably over five years, and had an exercise price equal to the fair market value of the stock on the date of grant. In connection with the 2001 Merger, all options for common stock previously awarded became fully vested in accordance with the terms of the respective plans and the option holders, except for certain options held by senior members of management, were paid the difference between the $30.10 per share consideration and the exercise price of their respective options (See Note B).

Stock option activity with respect to the plans is as follows (in thousands except per share amounts):

	2003 Plan December 31, 2003	Predecessor 2001 Plan March 31, 2001
Outstanding at January 1,	—	1,820
Granted	13	—
Exercised	—	(37)
Canceled	—	(3)

Repurchased At December 31,	—	(1,780)

Outstanding	13	—

Exercisable	—	—

Weighted-Average Exercise Price Per share	2003 Plan December 31, 2003	Predecessor 2001 Plan March 31, 2001
Granted	$629.99	—
Exercised	—	$14.94
Canceled	—	$23.69
Repurchased At December 31,	—	$19.20
Outstanding	$629.99	—
Exercisable	—	—

The weighted-average grant-date fair value of options granted under the 2003 Plan was $403.35. There were no options granted under the Predecessor 2001 plan during the three months ended March 31, 2001. The weighted-average grant-date fair value of options under the 2003 plan was determined by using the fair value of

MICHAEL FOODS, INC

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:

Risk-free interest rates	4.51%
Expected life	10 years
Expected volatility	0.00%
Expected dividends	None

NOTE J—SALE OF DAIRY DIVISION

Effective September 30, 2003, the Predecessor completed the sale of its Dairy Products Division operating segment to Dean Foods Company for approximately $155 million. The Dairy Products Division is substantially made up of the assets of the Dairy LLC’s. The Dairy Products Division processed and sold ice milk and ice cream mixes, creamers, milk and specialty dairy products. In accordance with the transition services agreement, the Predecessor was compensated for certain transition services provided to the buyer for a period anticipated to be 12 to 18 months after the close of the transaction. These transition services included services such as information technology, sales, customer service and procurement. By providing these transition services, the Predecessor was deemed to have significant continuing involvement in the Dairy Products Division operating segment. Therefore, the Predecessor determined that the sale did not meet the accounting criteria for discontinued operations. Accordingly, the operations of the Dairy Products Division operating segment are included in the statement of earnings of the Predecessor through the date of sale.

External net sales and earnings before income taxes from the Dairy Products Division operating segment, were as follows (in thousands):

	Eleven Months ended November 30, 2003	Year ended December 31, 2002	Nine Months ended December 31, 2001	Three Months ended March 31, 2001
External net sales	$144,667	$190,578	$150,554	$35,328
Earnings before income taxes	11,439	8,981	7,719	3,705

Under terms of the Dairy LLC’s member agreement, approximately $42.6 million of the $155 million of proceeds were allocated to the Predecessor, with the remaining amount being allocated to the other members of the LLC’s. These members were required to contribute the $84.4 million of their net after tax proceeds to the Predecessor as a capital contribution. The Predecessor recorded a loss on the disposal of the Dairy Division of approximately $16.3 million.

NOTE K—ASSET PURCHASE

On August 26, 2002, we acquired the egg products assets of Canadian Inovatech Inc. for approximately $18.0 million. The total purchase price was allocated to the acquired assets and liabilities based on their fair values at the acquisition date as determined by a third party appraisal firm. The allocation of the purchase price resulted in goodwill of $4.8 million. We also entered into long-term leases for two plants operated by the seller. This entity’s results of operations have been included in our operating results since the date of the asset purchase. Also, as a result of this asset purchase, we own 67%, rather than 33%, of a Canadian egg products joint venture, Trilogy Egg Products, Inc. Hence, Trilogy became a consolidated entity under our financial reporting as of the date of the asset purchase.

MICHAEL FOODS, INC

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L—BUSINESS SEGMENTS

At December 31, 2003, the Company operates in three reportable segments:

Egg Products processes and distributes numerous egg products and shell eggs primarily through its facilities in the Midwest and Eastern United States and Canada. Sales of egg products are made through an internal sales force and independent brokers to the foodservice, industrial and retail markets primarily throughout North America.

Refrigerated Distribution distributes a wide range of refrigerated grocery products, including various cheese products packaged at its Wisconsin cheese packaging facility. Sales of refrigerated grocery products are made through an internal sales force to retail and wholesale markets primarily throughout the central United States.

Potato Products processes and distributes refrigerated potato products from its manufacturing facilities in Minnesota and Nevada. Sales of potato products are made through an internal sales force to foodservice and retail markets throughout the United States.

The Company identifies its segments based on its organizational structure, which is primarily by principal products. Operating profit represents earnings before interest expense, interest income, income taxes, and allocations of corporate costs to the respective divisions. Intersegment sales are made at market prices. The Company’s corporate office maintains a majority of the Company’s cash under its cash management policy.

Effective September 30, 2003, the Predecessor sold the Dairy Products Division operating segment. See Note J.

Sales to two customers, primarily by the Egg Products segment, accounted for approximately 16% and 15% of consolidated net sales for the one month ended December 31, 2003. The Predecessor had sales to two customers that accounted for 19% and 15%, 17% and 15%, and 18% and 15% of consolidated net sales for the eleven months ended November 30, 2003, the year ended December 31, 2002 and for the nine months ended December 31, 2001, respectively. The 2001 Predecessor had sales to one customer, which accounted for approximately 12% of consolidated net sales for the three months ended March 31, 2001. Accounts receivable for two of our customers were 17% and 20% of consolidated accounts receivable at December 31, 2003. Accounts receivable for one customer was 14% of consolidated accounts receivable at December 31, 2002.

MICHAEL FOODS, INC

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain financial information for the Company’s operating segments is as follows (in thousands):

	EGG PRODUCTS	REFRIGERATED DISTRIBUTION	DAIRY PRODUCTS	POTATO PRODUCTS	CORPORATE	TOTAL
Company
One month ended December 31, 2003:
External net sales	$95,591	$36,719	$—	$8,496	$—	$140,806
Intersegment sales	2,636	—	—	387	—	3,023
Operating profit (loss)	3,972	913	—	905	(8,223)	(2,433)
Total assets	1,062,503	117,508	—	133,929	102,742	1,416,682
Depreciation and amortization	4,223	356	—	721	3	5,303
Capital expenditures	2,753	466	—	472	—	3,691

Predecessor
Eleven months ended November 30, 2003:
External net sales	$730,028	$241,737	$144,667	$67,925	$—	$1,184,357
Intersegment sales	14,748	—	88	3,179	—	18,015
Operating profit (loss)	74,575	15,510	11,918	8,452	(20,818)	89,637
Total assets	631,520	79,805	—	78,154	55,156	844,635
Depreciation and amortization	40,067	2,677	2,200	4,221	28	49,193
Capital expenditures	16,202	720	6,152	3,207	—	26,281

Year ended December 31, 2002:
External net sales	$657,824	$247,588	$190,578	$72,170	$—	$1,168,160
Intersegment sales	12,375	—	81	3,376	—	15,832
Operating profit (loss)	71,717	13,744	9,918	10,832	(7,828)	98,383
Total assets	644,395	83,224	52,248	78,526	34,629	893,022
Depreciation and amortization	42,833	2,108	4,626	4,658	34	54,259
Capital expenditures	18,198	1,167	6,399	1,630	—	27,394

Nine months ended December 31, 2001:
External net sales	$482,324	$201,496	$150,554	$51,268	$—	$885,642
Intersegment sales	9,137	—	—	2,552	—	11,689
Operating profit (loss)	48,648	4,947	7,885	6,639	(3,969)	64,150
Total assets	623,502	90,844	49,691	80,303	52,793	897,133
Depreciation and amortization	37,020	1,990	3,120	4,787	28	46,945
Capital expenditures	13,604	2,327	5,810	1,549	9	23,299

2001 Predecessor
Three months ended March 31, 2001:
External net sales	$163,529	$61,185	$35,328	$15,585	$—	$275,627
Intersegment sales	4,246	—	—	1,003	—	5,249
Operating profit (loss)	12,915	3,639	3,958	1,688	(12,706)	9,494
Depreciation and amortization	9,611	339	1,274	1,278	33	12,535
Capital expenditures	3,990	248	5,916	683	—	10,837

MICHAEL FOODS, INC

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M—SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The Company’s senior credit agreement, senior unsecured term loan and senior subordinated notes have been guaranteed, on a joint and several basis, by the Company and its domestic subsidiaries. The senior credit agreement is also guaranteed by the Company’s parent, M-Foods Holdings, Inc.

The following condensed consolidating financial information presents the consolidated balance sheets of the Company at December 31, 2003 and the Predecessor at December 31, 2002. Together with condensed consolidating statements of earnings and cash flows of the Company for the one month ended December 31, 2003, eleven months ended November 30, 2003, year ended December 31, 2002 and the nine months ended December 31, 2001 of the Predecessor, and the three months ended March 31, 2001 of the 2001 Predecessor. These financial statements reflect Michael Foods, Inc. (the parent), the wholly owned guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (MFI Food Canada LTD), and elimination entries necessary to combine such entities on a consolidated basis.

Company

Condensed Consolidating Balance Sheets

December 31, 2003

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$52,201	$(7,915)	$1,308	$—	$45,594
Accounts receivable, less allowances	136	105,795	9,822	(6,723)	109,030
Inventories	—	86,706	10,110	—	96,816
Prepaid expenses and other	13,517	10,864	946	—	25,327

Total current assets	65,854	195,450	22,186	(6,723)	276,767

Property, Plant and Equipment—net	14	292,068	20,648	—	312,730
Other assets:
Goodwill	—	522,009	3,026	—	525,035
Other assets	37,519	283,672	0	(19,041)	302,150
Investment in subsidiaries	980,300	3,695	0	(983,995)	—

	1,017,819	809,376	3,026	(1,003,036)	827,185

Total assets	$1,083,687	$1,296,894	$45,860	$(1,009,759)	$1,416,682

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$4,950	$33	$554	$—	$5,537
Accounts payable	3,406	62,728	11,912	(6,714)	71,332
Accrued liabilities	17,374	72,176	1,472	—	91,022

Total current liabilities	25,730	134,937	13,938	(6,714)	167,891

Long-term debt, less current maturities	775,100	202	27,994	(18,757)	784,539
Deferred income taxes	(30,094)	181,455	(60)	—	151,301
Deferred compensation	25,413	—	0	—	25,413

Total liabilities	796,149	316,594	41,872	(25,471)	1,129,144

Shareholder’s equity	287,538	980,300	3,988	(984,288)	287,538

Total liabilities and shareholder’s equity	$1,083,687	$1,296,894	$45,860	$(1,009,759)	$1,416,682

MICHAEL FOODS, INC

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Predecessor

Condensed Consolidating Balance Sheets

December 31, 2002

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$19,665	$907	$—	$—	$20,572
Accounts receivable, less allowances	314	90,108	12,235	(1,078)	101,579
Inventories	—	88,376	7,431	—	95,807
Prepaid expenses and other	202	12,704	665	—	13,571

Total current assets	20,181	192,095	20,331	(1,078)	231,529

Property, Plant and Equipment – net	44	252,825	29,484	—	282,353
Other Assets
Goodwill	—	339,265	1,763	—	341,028
Other assets	15,362	22,082	668	—	38,112
Preferred return receivable for subs	—	17,170	—	(17,170)	—
Investment in subsidiaries	639,819	—	—	(639,819)	—

	655,181	378,517	2,431	(656,989)	379,140

Total assets	$675,406	$823,437	$52,246	$(658,067)	$893,022

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$14,714	$557	$2,400	$—	$17,671
Accounts payable	426	60,933	5,709	(1,078)	65,990
Accrued liabilities	35,372	49,953	3,398	—	88,723

Total current liabilities	50,512	111,443	11,507	(1,078)	172,384

Long-term debt, less current maturities	448,734	44,984	—	—	493,718
Deferred income taxes	(3,641)	50,760	—	—	47,119

Total liabilities	495,605	207,187	11,507	(1,078)	713,221

Non-controlling interest	475	—	—	—	475
Preferred unit holder return payable	—	—	17,170	(17,170)	—
Shareholder’s equity	179,326	616,250	23,569	(639,819)	179,326

Total liabilities and shareholder’s equity	$675,406	$823,437	$52,246	$(658,067)	$893,022

MICHAEL FOODS, INC

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company

Condensed Consolidating Earnings Statements

One month ended December 31, 2003

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$137,771	$6,926	$(3,891)	$140,806
Cost of sales	—	119,211	6,122	(3,891)	121,442

Gross profit	—	18,560	804	—	19,364
Selling, general and administrative expenses	1,102	13,347	843	(616)	14,676
Transaction expenses	7,121	—	—	—	7,121

Operating profit (loss)	(8,223)	5,213	(39)	616	(2,433)

Interest expense, net	4,284	500	148	—	4,932
Other income (expense)	616	—	—	(616)	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(11,891)	4,713	(187)	—	(7,365)
Equity in earnings (loss) of subsidiaries	747	(187)	—	(560)	—

Earnings (loss) before income taxes	(11,144)	4,526	(187)	(560)	(7,365)
Income tax expense (benefit)	(6,615)	3,779	—	—	(2,836)

NET EARNINGS (LOSS)	$(4,529)	$747	$(187)	$(560)	$(4,529)

MICHAEL FOODS, INC

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Predecessor

Condensed Consolidating Earnings Statements

Eleven months ended November 30, 2003

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,057,617	$144,755	$(18,015)	$1,184,357
Cost of sales	—	865,146	125,873	(18,015)	973,004

Gross profit	—	192,471	18,882	—	211,353
Selling, general and administrative expenses	5,441	97,779	8,242	(5,123)	106,339
Transaction expenses	15,377	—	—	—	15,377

Operating profit (loss)	(20,818)	94,692	10,640	5,123	89,637
Interest expense (income)	39,146	3,323	(799)	—	41,670
Other income	5,123	—	—	(5,123)	—
Other loss on early extinguishment of debt	61,226	—	—	—	61,226
Other loss on dairy disposition	16,288	—	—	—	16,288

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(132,355)	91,369	11,439	—	(29,547)
Equity in earnings (loss) of subsidiaries	63,081	11,439	(11,439)	(63,081)	—

Earnings (loss) before income taxes	(69,274)	102,808	—	(63,081)	(29,547)
Income tax expense (benefit)	(51,124)	39,727	—	—	(11,397)

NET EARNINGS (LOSS)	$(18,150)	$63,081	$—	$(63,081)	$(18,150)

MICHAEL FOODS, INC

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Predecessor

Condensed Consolidating Earnings Statements

Year ended December 31, 2002

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$993,333	$190,659	$(15,832)	$1,168,160
Cost of sales	—	796,995	172,170	(15,832)	953,333

Gross profit	—	196,338	18,489	—	214,827
Selling, general and administrative expenses	7,828	104,019	9,393	(4,796)	116,444

Operating profit (loss)	(7,828)	92,319	9,096	4,796	98,383
Interest expense, net	(46,800)	(3,264)	(115)	—	(50,179)
Other income (expense)	4,796	—	—	(4,796)	—

Earnings (loss) before preferred stock dividends, equity in earnings (loss) of subsidiaries and income taxes	(49,832)	89,055	8,981	—	48,204
Preferred stock dividends	—	8,981	(8,981)	—	—
Equity in earnings (loss) of subsidiaries	59,556	—	—	(59,556)	—

Earnings (loss) before income taxes	9,724	98,036	—	(59,556)	48,204
Income tax expense (benefit)	(19,937)	38,480	—	—	18,543

NET EARNINGS (LOSS)	$29,661	$59,556	$—	$(59,556)	$29,661

MICHAEL FOODS, INC

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Predecessor

Condensed Consolidating Earnings Statements

Nine months ended December 31, 2001

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$746,777	$150,554	$(11,689)	$885,642
Cost of sales	—	608,961	136,736	(11,689)	734,008

Gross profit	—	137,816	13,818	—	151,634
Selling, general and administrative expenses	3,969	80,043	6,561	(3,089)	87,484

Operating profit (loss)	(3,969)	57,773	7,257	3,089	64,150
Interest income (expense), net	(42,361)	(436)	462	—	(42,335)
Other income	3,089	—	—	(3,089)	—

Earnings (loss) before preferred stock dividends, equity in earnings (loss) of subsidiaries and income taxes	(43,241)	57,337	7,719	—	21,815
Preferred stock dividends	—	8,188	(8,188)	—	—
Equity in earnings (loss) of subsidiaries	29,269	(469)	469	(29,269)	—

Earnings (loss) before income taxes	(13,972)	65,056	—	(29,269)	21,815
Income tax expense (benefit)	(23,787)	35,787	—	—	12,000

NET EARNINGS (LOSS)	$9,815	$29,269	$—	$(29,269)	$9,815

MICHAEL FOODS, INC

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2001 Predecessor

Condensed Consolidating Earnings Statements

Three months ended March 31, 2001

(in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$245,548	$35,328	$(5,249)	$275,627
Cost of sales	—	200,854	32,102	(5,249)	227,707

Gross profit	—	44,694	3,226	—	47,920
Selling, general and administrative expenses	1,656	27,720	2,739	(1,522)	30,593
Recall insurance settlement	—	—	(3,217)	—	(3,217)
Transaction costs	11,050	—	—	—	11,050

Operating profit (loss)	(12,706)	16,974	3,704	1,522	9,494
Interest income (expense), net	(3,308)	14	1	—	(3,293)
Other income (expense)	(13,991)	—	—	(1,522)	(15,513)

Earnings (loss) before equity in earnings of subsidiaries and income taxes	(30,005)	16,988	3,705	—	(9,312)
Equity in earnings (loss) of subsidiaries	12,573	—	—	(12,573)	—

Earnings (loss) before income taxes	(17,432)	16,988	3,705	(12,573)	(9,312)
Income tax expense (benefit)	(11,779)	6,649	1,471	—	(3,659)

NET EARNINGS (LOSS)	$(5,653)	$10,339	$2,234	$(12,573)	$(5,653)

MICHAEL FOODS, INC

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company

Condensed Consolidating Statements of Cash Flows

One month ended December 31, 2003

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$(4,967)	$34,828	$675	$30,536
Cash flows from investing activities:
Capital expenditures	—	(3,121)	(570)	(3,691)
Business acquisitions	(720,568)	—	—	(720,568)
Investments in joint ventures and other assets	19	578	—	597

Net cash used in investing activities	(720,549)	(2,543)	(570)	(723,662)
Cash flows from financing activities:
Payments on long-term debt	(297,894)	(69)	(9)	(297,972)
Proceeds from long-term debt	780,000	—	—	780,000
Proceeds from issuance of stock	290,907	—	—	290,907
Deferred financing costs	(34,206)	—	—	(34,206)
Investment in subsidiaries	22,659	(22,659)	—	—

Net cash provided by (used in) financing activities	761,466	(22,728)	(9)	738,729
Effect of exchange rate changes on cash	—	—	(9)	(9)

Net increase (decrease) in cash and equivalents	35,950	9,557	87	45,594
Cash and equivalents at beginning of period	16,251	(17,472)	1,221	—

Cash and equivalents at end of period	$52,201	$(7,915)	$1,308	$45,594

MICHAEL FOODS, INC

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company

Condensed Consolidating Statements of Cash Flows

Eleven months ended November 30, 2003

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$(30,186)	$96,917	$10,235	$76,966
Cash flows from investing activities:
Capital expenditures	—	(20,128)	(6,153)	(26,281)
Dairy disposition	49,710	—	—	49,710
Investments in joint ventures and other assets	(131)	3,060	—	2,929

Net cash used in investing activities	49,579	(17,068)	(6,153)	26,358
Cash flows from financing activities:
Payments on long-term debt	(236,466)	(1,335)	(2,400)	(240,201)
Proceeds from long-term debt	34,064	—	—	34,064
Additional capital contributed by parent	84,419	—	—	84,419
Dividends	(2,351)	—	—	(2,351)
Investment in subsidiaries	97,527	(95,845)	(1,682)	—

Net cash provided by (used in) financing activities	(22,807)	(97,180)	(4,082)	(124,069)
Effect of exchange rate changes on cash	—	173	—	173

Net increase (decrease) in cash and equivalents	(3,414)	(17,158)	—	(20,572)
Cash and equivalents at beginning of period	19,665	907	—	20,572

Cash and equivalents at end of period	$16,251	$(16,251)	$—	$—

MICHAEL FOODS, INC

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Predecessor

Condensed Consolidating Statements of Cash Flows

Year ended December 31, 2002

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$32,175	$37,773	$13,057	$83,005
Cash flows from investing activities:
Capital expenditures	—	(20,997)	(6,397)	(27,394)
Business acquisitions	—	(17,883)	—	(17,883)
Investments in joint ventures and other assets	(133)	5,024	(139)	4,752

Net cash used in investing activities	(133)	(33,856)	(6,536)	(40,525)
Cash flows from financing activities:
Payments on notes payable and revolving line of credit	(30,000)	—	—	(30,000)
Proceeds from notes payable and revolving line of credit	25,000	—	—	25,000
Payments on long-term debt	(42,345)	(529)	(2,400)	(45,274)
Additional capital invested by parent	706	—	—	706
Distribution to preferred unit holders	—	4,121	(4,121)	—
Investment in subsidiaries	315	(315)	—	—

Net cash provided by (used in) financing activities	(46,324)	3,277	(6,521)	(49,568)

Net increase (decrease) in cash and equivalents	(14,282)	7,194	—	(7,088)
Cash and equivalents at beginning of year	33,947	(6,287)	—	27,660

Cash and equivalents at end of year	$19,665	$907	$—	$20,572

MICHAEL FOODS, INC

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Predecessor

Condensed Consolidating Statements of Cash Flows

Nine months ended December 31, 2001

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$28,125	$52,276	$20,392	$100,793
Cash flows from investing activities:
Capital expenditures	(9)	(17,480)	(5,810)	(23,299)
Business acquisitions	(626,925)	—	—	(626,925)
Investments in joint ventures and other assets	(249)	(4,704)	—	(4,953)

Net cash used in investing activities	(627,183)	(22,184)	(5,810)	(655,177)
Cash flows from financing activities:
Payments on notes payable and revolving line of credit	(65,750)	—	—	(65,750)
Proceeds from notes payable and revolving line of credit	53,800	—	—	53,800
Payments on long-term debt	(152,349)	(357)	(2,400)	(155,106)
Proceeds from long-term debt	570,000	—	—	570,000
Proceeds from issuance of stock	174,800	—	—	174,800
Additional capital invested by parent	30	—	—	30
Distribution to preferred unit holders	—	12,189	(12,189)	—
Investment in subsidiaries	48,147	(48,147)	—	—

Net cash provided by (used in) financing activities	628,678	(36,315)	(14,589)	577,774

Net increase (decrease) in cash and equivalents	29,620	(6,223)	(7)	23,390
Cash and equivalents at beginning of period	4,327	(64)	7	4,270

Cash and equivalents at end of period	$33,947	$(6,287)	$—	$27,660

MICHAEL FOODS, INC

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2001 Predecessor

Condensed Consolidating Statements of Cash Flows

Three months ended March 31, 2001

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by (used in) operating activities	$12,000	$4,487	$(2,471)	$14,016
Cash flows from investing activities:
Capital expenditures	—	(4,923)	(5,914)	(10,837)
Investments in joint ventures and other assets	434	3,454	—	3,888

Net cash provided by (used in) investing Activities	434	(1,469)	(5,914)	(6,949)
Cash flows from financing activities:
Payments on notes payable and revolving line of credit	(52,000)	—	—	(52,000)
Proceeds from notes payable and revolving line of credit	45,500	—	—	45,500
Payments on long-term debt	—	(109)	—	(109)
Proceeds from issuance of stock	546	—	—	546
Other	310	—	—	310
Dividends	(1,465)	—	—	(1,465)
Investment in subsidiaries	(9,785)	1,393	8,392	—

Net cash provided by (used in) financing activities	(16,894)	1,284	8,392	(7,218)

Net increase (decrease) in cash and equivalents	(4,460)	4,302	7	(151)
Cash and equivalents at beginning of period	8,787	(4,366)	—	4,421

Cash and equivalents at end of period	$4,327	$(64)	$7	$4,270

MICHAEL FOODS, INC

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L—QUARTERLY FINANCIAL DATA

QUARTERLY FINANCIAL DATA (UNAUDITED) (In thousands)

	QUARTER
	FIRST	SECOND	THIRD	FOURTH
				TWO MONTHS		ONE MONTH
2003	Predecessor					Company
Net sales	$298,213	$323,931	$346,065	$216,148		$140,806
Gross profit	50,915	57,376	59,165	43,897		19,364
Net earnings (loss)	5,899	8,848	9,768	(42,665	)(1)	(4,529	)(2)

	QUARTER
	FIRST	SECOND	THIRD	FOURTH
2002	Predecessor
Net sales	$278,429	$289,753	$293,954	$306,024
Gross profit	51,116	54,204	54,177	55,330
Net earnings (loss)	5,359	7,316	7,366	9,620

(1)	The net loss for the two month period ended November 30, 2003 includes charges related to the 2003 Merger of $15.4 million for transaction costs, $61.2 million for payments associated with early extinguishment of debt and $16.3 million of losses related to the sale of the Dairy Products Division.
(2)	The net loss for the one month period ended December 31, 2003 includes one time transaction costs of $7.1 million related to the 2003 Merger.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHAEL FOODS, INC.

Date: March 30, 2004	By:	/s/ GREGG A. OSTRANDER

Gregg A. Ostrander (Chairman, President and Chief Executive Officer)

Date: March 30, 2004	By:	/s/ JOHN D. REEDY

John D. Reedy (Executive Vice President, Chief Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ TODD M. ABBRECHT Todd M. Abbrecht (Director)	March 30, 2004

/s/ ANTHONY J. DINOVI Anthony J. DiNovi (Director)	March 30, 2004

/s/ JEROME J. JENKO Jerome J. Jenko (Director)	March 30, 2004

/s/ DAN C. SWANDER Dan C. Swander (Director)	March 30, 2004

/s/ KENT R. WELDON Kent R. Weldon (Director)	March 30, 2004

(d) Schedules

SCHEDULE II

MICHAEL FOODS, INC. AND SUBSIDIARIES

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
Description	Balance at Beginning of Period	Additions		Deductions- Describe (a)	Balance at End of Period
		(1) Charged to Costs and Expenses	(2) Charges to Other Accounts- Describe
Allowance for Doubtful Accounts
2001 PREDECESSOR
For the Three Months ended March 31, 2001	$2,232	$239	$0	$0	$2,471
PREDECESSOR
For the Nine Months ended December 31, 2001	$2,471	$679	$0	$500	$2,650
For the Year ended December 31, 2002	$2,650	$636	$0	$176	$3,110
For the Eleven Months ended November 30, 2003	$3,110	$1,311	$0	$1,388	$3,033
COMPANY
For the One Month ended December 31, 2003	$3,033	$18	$0	$76	$2,975

(a)	Write-offs of accounts deemed uncollectible

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy statement has been sent to securityholders during the Registrant’s last fiscal year.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated October 10, 2003, by and among M-Foods Investors, LLC, THL Food Products Holdings Co., THL Food Products Co., M-Foods Holdings, Inc. and certain shareholders of M-Foods Holdings, Inc. (1)

2.2	Letter Agreement, Amending Merger Agreement dated October 17, 2003, by and among M-Foods Investors, LLC, THL Food Products Holdings Co., THL Food Products Co. and M-Foods Holdings, Inc.

2.3	Letter Agreement, Amending Merger Agreement dated October 24, 2003, by and among M-Foods Investors, LLC, THL Food Products Holdings Co., THL Food Products Co. and M-Foods Holdings, Inc.

2.4	Letter Agreement, Amending Merger Agreement dated November 17, 2003, by and among M-Foods Investors, LLC, THL Food Products Holdings Co., THL Food Products Co. and M-Foods Holdings, Inc.

3.1	Amended and Restated Certificate of Incorporation of Michael Foods, Inc. (f/k/a M-Foods Holdings, Inc.) (2)
3.2	Certificate of Merger of THL Food Products Co. with and into M-Foods Holdings, Inc., dated November 20, 2003 (2)

3.3	Agreement and Plan of Merger, dated November 20, 2003, by and among M-Foods Holdings, Inc. and Michael Foods, Inc. (2)

3.4	Certificate of Merger of Michael Foods, Inc. with and into M-Foods Holdings, Inc., dated November 20, 2003 (2)

3.5	Bylaws of Michael Foods, Inc. (f/k/a M-Foods Holdings, Inc.) (2)

4.1	Indenture, dated March 27, 2000, between Michael Foods Acquisition Corp. and BNY Midwest Trust Company, as trustee (3)

4.2	Supplemental Indenture, dated as of April 10, 2001, by and among Michael Foods, Inc., M-Foods Holdings, Inc., Michael Foods of Delaware, Inc., Northern Star Co., Minnesota Products, Inc., Farm Fresh Foods of Nevada, Inc., Crystal Farms Refrigerated Distribution Company, WFC, Inc., Wisco Farm Cooperative, M. G. Waldbaum Company, Papetti’s Hygrade Egg Products, Inc., Casa Trucking, Inc., Papetti Electroheating Corporation, Kohler Mix Specialties, Inc., Midwest Mix, Inc., Kohler Mix Specialties of Connecticut, Inc. and BNY Midwest Trust Company, as trustee (3)

4.3	Fourth Supplemental Indenture, dated as of October 31, 2003, by and among Michael Foods, Inc. and BNY Midwest Trust Company (2)

4.4	Collateral Pledge and Security Agreement, dated March 27, 2001, between Michael Foods Acquisition Corp., and Banc of America Securities, LLC and Bear, Stearns & Co. and BNY Midwest Trust Company as collateral agent and securities intermediary (3)

4.5	Indenture, dated November 20, 2003, among Michael Foods, Inc., the Guarantors party thereto and Wells Fargo Bank Minnesota, National Association, as trustee (2)

Exhibit No.	Description
4.6	Registration Rights Agreement, dated November 20, 2003, among Michael Foods, Inc., the Subsidiary Guarantors party thereto and Banc of America Securities LLC, Deutsche Bank Securities Inc. and UBS Securities LLC (2)

10.1	Credit Agreement dated as of November 20, 2003, among THL Food Products Co., as Borrower, THL Food Products Holding Co., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc., as Joint Lead Arrangers and Joint Book Managers, Deutsche Bank Securities Inc. and UBS Securities LLC, as Co-Syndication Agents, and General Electric Capital Corporation and Cooperative Centrale Raiffeisen—Boerenleenbank B.A., “Rabobank International,” New York Branch, as Co-Documentation Agents (2)

10.2	Senior Unsecured Term Loan Agreement dated as of November 20, 2003, among THL Food Products Co., as Borrower, THL Food Products Holding Co., Bank of America, N.A., as Administrative Agent, the lenders party thereto, Bank of America Securities LLC and Deutsche Bank Securities, Inc., as Joint Lead Arrangers and Joint Book Managers, and Deutsche Bank Securities Inc. and UBS Securities LLC, as Co-Syndication Agents (2)

10.3	Employment Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and Gregg A. Ostrander

10.4	Employment Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and John D. Reedy

10.5	Employment Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and James D. Clarkson

10.6	Employment Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and James Mohr

10.7	Employment Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and Max R. Hoffmann

10.8	Senior Management Unit Subscription Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and Gregg A. Ostrander

10.9	Senior Management Unit Subscription Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and John D. Reedy

10.10	Senior Management Unit Subscription Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and James D. Clarkson

10.11	Senior Management Unit Subscription Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and James Mohr

10.12	Senior Management Unit Subscription Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and Max R. Hoffmann

10.13	Stock Option Agreement, dated November 20, 2003, between Gregg A. Ostrander and M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.)

10.14	Stock Option Agreement, dated November 20, 2003, between John D. Reedy and M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.)

10.15	Stock Option Agreement, dated November 20, 2003, between James D. Clarkson and M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.)

10.16	Stock Option Agreement, dated November 20, 2003, between James Mohr and M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.)

Exhibit No.	Description
10.17	Stock Option Agreement, dated November 20, 2003, between Max R. Hoffmann and M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.)

10.18	M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.) Stock Option Plan

10.19	Management Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and THL Managers V, LLC

10.20	Securityholders Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and the other parties thereto

10.21	Amended and Restated Limited Liability Company Agreement of Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC), dated November 20, 2003, between THL-MF Investors, LLC and the other parties thereto

10.22	Subscription and Share Purchase Agreement, dated November 20, 2003, between M-Foods Holdings, Inc. (formerly known as THL Food Products Holding Co.) and Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC)

10.23	Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc., as successor to Michael Foods, Inc., a Delaware corporation and A&A Urban Renewal, relating to the lease of a facility located at 100 Trumbull St., Elizabeth, NJ (4)

10.24	Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc., as successor to Michael Foods, Inc., a Delaware corporation, and Papetti Holding Company, et al., relating to the lease of a facility located at 877-879 E. North Ave., Elizabeth, NJ (4)

10.25	Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc., as successor to Michael Foods, Inc., a Delaware corporation, and Papetti Holding Company, relating to the lease of a facility located at 847-855 E. North Ave., Elizabeth, NJ (4)

10.26	Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc. as successor to Michael Foods, Inc., a Delaware corporation, and Jersey Pride Urban Renewal, relating to the lease of a facility located at One Papetti Plaza, Elizabeth, NJ (4)

10.27	North Carolina State University Consolidated, Restated and Amended License Agreement, dated June 9, 2000, by and between North Carolina State University and the Company (5)

10.28	Form of Stock Option Agreement pursuant to the M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.) 2003 Stock Option Plan

10.29	M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.) Deferred Compensation Plan, dated November 20, 2003

10.30	Michael Foods, Inc. Executive Officers Incentive Plan

10.31	Michael Foods, Inc. Senior Management, Officers and Key Employees Incentive Plan

12.1	Computation of ratio of earnings to fixed charges

21.1	Subsidiaries of Michael Foods, Inc.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

(1)	Incorporated by reference from the Predecessor’s current report on Form 8-K filed with the Commission on October 16, 2003.
(2)	Incorporated by reference from the Company’s Form S-4 Registration Statement (Registration No. 333-112714) filed with the Commission on February 11, 2004.

(3)	Incorporated by reference from Amendment No. 1 to the Predecessor’s Form S-4 Registration Statement (Registration No. 333-63722) filed with the Commission on July 18, 2001.
(4)	Incorporated by reference from the 2001 Predecessor’s current report on Form 8-K filed with the Commission on November 22, 2000.
(5)	Incorporated by reference from the 2001 Predecessor’s quarterly report on Form 10-Q filed with the Commission on November 22, 2000.