Form 10-Q
period 2004-03-31
MICHAEL FOODS INC/NEW
filed 2004-05-14
CIK 1278679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-112714

MICHAEL FOODS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4151741
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Carlson Parkway Suite 400 Minnetonka, MN	55305
(Address of principal executive offices)	(Zip code)

(952) 258-4000

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☐  No (Not applicable—voluntary filer)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of May 5, 2004, was 3,000 shares.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)

	March 31, 2004	December 31, 2003
ASSETS

CURRENT ASSETS

Cash and equivalents	$67,343	$45,594

Accounts receivable, less allowances	125,883	109,030

Inventories	104,119	96,816

Prepaid expenses and other	11,894	25,327

Total current assets	309,239	276,767

PROPERTY, PLANT AND EQUIPMENT

Land	4,067	4,067

Buildings and improvements	107,320	107,516

Machinery and equipment	215,091	205,150

	326,478	316,733

Less accumulated depreciation	17,107	4,003

	309,371	312,730

OTHER ASSETS

Goodwill	525,035	525,035

Intangible assets, net	258,443	262,340

Other assets	41,140	39,810

	824,618	827,185

	$1,443,228	$1,416,682

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES

Current maturities of long-term debt	$5,561	$5,537

Accounts payable	79,866	71,332

Accrued liabilities

Compensation	9,238	20,335

Customer programs	42,676	40,582

Interest	7,458	4,527

Other	26,591	25,578

Total current liabilities	171,390	167,891

LONG-TERM DEBT, less current maturities	783,164	784,539

DEFERRED INCOME TAXES	160,282	151,301

DEFERRED COMPENSATION	25,892	25,413

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDER’S EQUITY

Common stock, $0.01 par value, 3,000 shares authorized, issued and outstanding	—	—

Additional paid-in capital	289,308	289,308

Retained earnings (accumulated deficit)	3,652	(4,529)

Accumulated other comprehensive income	9,540	2,759

	302,500	287,538

	$1,443,228	$1,416,682

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONSOLIDATED STATEMENTS OF EARNINGS

Three months ended March 31,

(Unaudited, in thousands)

	Company 2004	Predecessor 2003

Net sales	$340,612	$298,213

Cost of sales	285,346	247,298

Gross profit	55,266	50,915

Selling, general and administrative expenses	31,186	29,435

Operating profit	24,080	21,480

Interest expense, net	10,780	11,871

Earnings before income taxes	13,300	9,609

Income tax expense	5,119	3,710

Net earnings	$8,181	$5,899

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31,

(Unaudited, in thousands)

	Company 2004	Predecessor 2003

Net cash provided by operating activities	$34,448	$26,981

Cash flows from investing activities:

Capital expenditures	(10,158)	(7,845)

Other assets	(1,839)	—

Net cash used in investing activities	(11,997)	(7,845)

Cash flows from financing activities:

Payments on long-term debt	(1,387)	(21,631)

Proceeds from long-term debt	677	—

Net cash used in financing activities	(710)	(21,631)

Effect of exchange rate changes on cash	8	50

Net increase (decrease) in cash and equivalents	21,749	(2,445)

Cash and equivalents at beginning of period	45,594	20,572

Cash and equivalents at end of period	$67,343	$18,127

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

(Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—MERGER

On November 20, 2003, Michael Foods, Inc. and its subsidiaries (“Michael Foods”, “Company,” “we,” “us,” “our”) was acquired by an investor group comprised of a management group led by our Chairman, President and Chief Executive Officer, and affiliates of the private equity investment firm Thomas H. Lee Partners, L.P., collectively Michael Foods Investors, LLC (or “MF Investors, LLC”), through the merger of THL Food Products Holding Co. with and into M-Foods Holdings, Inc. (the “Merger”), with M-Foods Holdings, Inc. being the continuing entity. M-Foods Holdings, Inc. then merged with and into Michael Foods, Inc. (Minn.). M-Foods Holdings, Inc. continued as the surviving corporation and was immediately renamed Michael Foods, Inc. (Del.).

Michael Foods, Inc. is a wholly-owned subsidiary of M-Foods Holdings, Inc. (“Holdings” or “Parent”; f/k/a THL Food Products Holding Co. ). M-Foods Holdings, Inc. is a wholly-owned subsidiary of MF Investors, LLC.

The “Predecessor” refers to Michael Foods, Inc. prior to the Merger. In April 2001, the Company was acquired (the “2001 Merger”) by an investor group comprised of members of senior management, two equity sponsors and affiliates of the Michael family. The “2001 Predecessor” refers to Michael Foods, Inc. prior to the 2001 Merger.

Under the terms of the Merger, all outstanding shares and stock options were purchased for $1.018 billion ($1,055,000,000, less purchase price adjustments of $47,366,000, in accordance with the Merger agreement, plus direct acquisition costs of $10,788,000) and was financed through new equity cash contributions of approximately $290,907,000, a senior secured credit facility of up to $595,000,000 (of which $495,000,000 was drawn at the close of the transactions), a senior unsecured term loan of $135,000,000 and $150,000,000 of 8% senior subordinated notes.

The Merger was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 Business Combinations and EITF 88-16, Basis In Leveraged Buyout Transaction. Accordingly, the acquired assets and liabilities have been recorded at fair value for the interests acquired by new investors and at the carryover basis for continuing investors. As a result, the assets and liabilities are assigned new values, which are part Predecessor cost and part fair value, in the same proportions as the carryover basis of the residual interests retained by the continuing management investors and the new interests acquired by the affiliates of Thomas H. Lee Partners. The amount of the carryover basis was reflected as a deemed dividend of $3,551,000.

The total purchase price of $1,018,421,000, net of cash acquired, was allocated to the acquired assets and liabilities based on their estimated fair values at the acquisition date, net of the deemed dividend. These allocations were determined by internal studies and by a valuation report by an independent third party appraisal firm.

In connection with the Merger, the Predecessor incurred transaction expenses and a loss on the early extinguishment of debt of approximately $76,603,000 associated with the Merger and change-in-control provisions of compensation, debt and other agreements, which have been reflected in the Predecessor financial statements for the period ended November 30, 2003. We incurred other direct costs of the Merger of approximately $10,788,000 and debt issuance costs of approximately $34,206,000, which have been capitalized in our consolidated balance sheet. In addition, we also incurred other expenses associated with the Merger of approximately $7,121,000, which was expensed during the one month period ended December 31, 2003.

The following unaudited pro forma financial information reflects our consolidated results of operations for the three months ended March 31, 2003, as if the Merger had taken place on January 1, 2003. The net sales and net income for the three months ended March 31, 2004 represent actual results for the period.

	Company 2004	Predecessor 2003
	(in thousands)

Net sales	$340,612	$257,611

Net income	8,181	2,800

The most significant of the pro forma adjustments reflected in the above amounts were to record the incremental interest on the additional debt incurred in connection with the Merger, to record additional depreciation and amortization expense resulting from the fair value adjustments made to property, plant and equipment and intangible assets, and to remove the Dairy Products Division, which was sold effective September 30, 2003. The pro forma financial information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been obtained had the transaction actually taken place at the beginning of the period presented.

NOTE B—SALE OF DAIRY PRODUCTS DIVISION

Effective September 30, 2003, the Predecessor completed the sale of its Dairy Products Division operating segment to Dean Foods Company for approximately $155 million. The Dairy Products Division processed and sold ice milk and ice cream mixes, creamers, milk and specialty dairy products. In accordance with a transition services agreement, we were compensated for certain transition services provided to the buyer through February 2004. These transition services included services such as information technology, sales, customer service and procurement. By providing these transition services, the Predecessor was deemed to have significant continuing involvement in the Dairy Products Division operating segment. Therefore, the Predecessor determined at the time of the sale that the transaction did not meet the accounting criteria for discontinued operations. Accordingly, the operations of the Dairy Products Division operating segment are included in the Predecessor’s statement of earnings for the three months ended March 31, 2003. External net sales and earnings before income taxes from the Dairy Products Division operating segment for the three months ended March 31, 2003 were $40,602,000 and $1,592,000, respectively.

NOTE C—BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying condensed consolidated financial statements have been prepared in accordance with Regulation S-X of the Securities and Exchange Commission. The financial statements for the period ended March 31, 2003 have been taken from the historical books and records of the Predecessor. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

We utilize a fifty-two, fifty-three week fiscal year ending on the Saturday nearest to December 31 each year. The quarters ended March 31, 2004 and 2003 each included 13 weeks of operations. For clarity of presentation, we describe both periods as if the quarters ended on March 31st.

In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations for the periods indicated. Our results of operations and cash flows for the period ended March 31, 2004 are not necessarily indicative of the results expected for the full year.

FASB Interpretation No. (“FIN”) 46 as amended by FIN 46 R, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51, as amended, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 R applies immediately to entities created after December 31, 2003. For variable interest entities created before December 31, 2003, FIN 46 R is effective for the first period beginning after December 15, 2004. The adoption of FIN 46 R did not have any impact on our financial position or results of operations.

NOTE D—OTHER FINANCIAL STATEMENT DATA

Inventories

Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful lives of generally one to two years, assuming no salvage value.

Inventories consisted of the following (in thousands):

	March 31, 2004	December 31, 2003

Raw materials and supplies	$16,640	$14,702

Work in process and finished goods	63,516	60,455

Flocks	23,963	21,659

	$104,119	$96,816

NOTE E—COMMITMENTS AND CONTINGENCIES

Potato Procurement Contracts

We have contracts to purchase approximately $9 million of potatoes in 2004, which will supply approximately 60% of the Potato Products Division’s raw material needs in 2004. We have additional contracts to purchase approximately $8 million of potatoes in 2005, approximately $6 million in 2006, and approximately $4 million in 2007, representing approximately 45%, 30%, and 20%, respectively, of the Division’s estimated needs each year.

Cheese Procurement Contracts

We have forward buy contracts to purchase approximately $22.1 million of cheese in 2004, which will supply approximately 20% of the Refrigerated Distribution Division’s cheese needs in 2004.

Egg Procurement Contracts

We maintain egg procurement contracts with numerous cooperatives and egg producers throughout the Midwestern and Eastern United States and Canada, which supply approximately 60% of our annual egg requirements. Most of these contracts vary in length from 18 to 94 months with prices primarily indexed to grain or Urner Barry market indices. No single egg supplier provides more than 10% of our egg requirements. Based upon the best estimates available to us for grain and egg prices, we project our purchases from our top five long-term contracted egg suppliers will approximate $112 million in 2004, $105 million in 2005, $101 million in 2006, $101 million in 2007, and $82 million in 2008, and that the 2004 amount will account for approximately 40% of our total egg purchases this year.

Patent Litigation

We have an exclusive license agreement for a patented process for the production and sale of extended shelf-life liquid egg products. Under the license agreement, we have the right to defend and prosecute infringement of the underlying patents.

The U.S. Federal Court of Appeals has upheld the validity of the patents on two separate occasions. In 2000, the U.S. Patent and Trademark Office allowed product claims beyond the process claims previously allowed for the extended shelf-life liquid egg product. These patents are scheduled to expire beginning in 2006.

Litigation related to the infringement of these patents has been settled with three parties, one in 2000 and two in early 2004. The 2004 settlements aggregated approximately $2.0 million (see ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations). A sublicense has been issued to each of the infringing parties, granting them the right to manufacture and distribute extended shelf-life liquid whole egg products subject to a royalty payable to us on all future product sales. In connection with each of these settlements, lump sum payments to the Company were made to cover the past production and sale of such products and other matters related to the infringements. We are appealing a non-infringement decision in our patent litigation against Sunny Fresh Foods, Inc., a subsidiary of Cargill, Inc.

Other Litigation

We are engaged in routine litigation incidental to our business. Management believes the ultimate outcome of this litigation will not have a material effect on our consolidated financial position, liquidity or results of operations.

NOTE F—COMPREHENSIVE INCOME

The components of and changes in accumulated other comprehensive income (AOCI), net of taxes, during the three months ended March 31, 2004 were as follows (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Total AOCI
Balance at December 31, 2003	$2,430	$329	$2,759
Foreign currency translation adjustment	—	558	558
Net unrealized change on cash flow hedges	6,223	—	6,223

Balance at March 31, 2004	$8,653	$887	$9,540

Comprehensive income, net of taxes, for the three months ended March 31, 2004 and 2003 was as follows (in thousands):

Net income for the three months ended March 31, 2004		$8,181

Net gains arising during the period:

Net unrealized derivative gains from cash flow hedges	6,223

Foreign currency translation adjustment	558

Other comprehensive income		6,781

Comprehensive income for the three months ended March 31, 2004		$14,962

Net income for the three months ended March 31, 2003		$5,899

Net gains arising during the period:

Net unrealized derivative gains from cash flow hedges	433

Foreign currency translation adjustment	866

Other comprehensive income		1,299

Comprehensive income for the three months ended March 31, 2003		$7,198

NOTE G—BUSINESS SEGMENTS

We operate in three reportable segments—Egg Products, Refrigerated Distribution and Potato Products. See Note B regarding the sale of the Dairy Products Division operating segment effective September 30, 2003. Certain financial information on our operating segments is as follows (unaudited, in thousands):

	EGG PRODUCTS	REFRIGERATED DISTRIBUTION	POTATO PRODUCTS	DAIRY PRODUCTS	CORPORATE	TOTAL
Company

Three months ended March 31, 2004:

External net sales	$249,763	$71,323	$19,526	$—	$—	$340,612

Intersegment sales	6,035	—	802	—	—	6,837

Operating profit (loss)	21,913	3,461	1,180	—	(2,474)	24,080

Depreciation and amortization	14,035	1,143	1,823	—	2	17,003

Predecessor

Three months ended March 31, 2003:

External net sales	$178,568	$61,347	$17,696	$40,602	$—	$298,213

Intersegment sales	3,274	—	895	28	—	4,197

Operating profit (loss)	15,226	4,472	1,625	1,807	(1,650)	21,480

Depreciation and amortization	11,203	708	1,170	1,313	7	14,401

NOTE H—SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Our senior credit agreement, senior unsecured term loan and senior subordinated notes have been guaranteed, on a joint and several basis, by us and our domestic subsidiaries. The senior credit agreement is also guaranteed by our parent, M-Foods Holdings, Inc.

The following condensed consolidating financial information presents our condensed consolidating balance sheets at March 31, 2004 and December 31, 2003, along with our condensed consolidating statements of earnings and cash flows for the quarter ended March 31, 2004 and of the Predecessor for the three months ended March 31, 2003. These financial statements reflect Michael Foods, Inc. (the parent), the wholly owned guarantor subsidiaries (on a combined basis), the non-guarantor subsidiary (MFI Food Canada Ltd.), and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Balance Sheets

March 31, 2004

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Assets

Current Assets

Cash and equivalents	$70,617	$(4,845)	$1,571	$—	$67,343

Accounts receivable, less allowances	71	124,561	9,899	(8,648)	125,883

Inventories	—	94,212	9,907	—	104,119

Prepaid expenses and other	1,773	9,202	919	—	11,894

Total current assets	72,461	223,130	22,296	(8,648)	309,239

Property, Plant and Equipment—net	17	289,015	20,339	—	309,371

Other assets:

Goodwill	—	522,009	3,026	—	525,035

Other assets	36,863	280,914	—	(18,194)	299,583

Investment in subsidiaries	992,759	3,958	—	(996,717)	—

	1,029,622	806,881	3,026	(1,014,911)	824,618

Total assets	$1,102,100	$1,319,026	$45,661	$(1,023,559)	$1,443,228

Liabilities and Shareholder’s Equity

Current Liabilities

Current maturities of long-term debt	$4,950	$33	$578	$—	$5,561

Accounts payable	1,844	74,358	12,307	(8,643)	79,866

Accrued liabilities	18,285	66,108	1,570	—	85,963

Total current liabilities	25,079	140,499	14,455	(8,643)	171,390

Long-term debt, less current maturities	773,863	193	27,952	(18,844)	783,164

Deferred income taxes	(25,234)	185,575	(59)	—	160,282

Deferred compensation	25,892	—	—	—	25,892

Total liabilities	799,600	326,267	42,348	(27,487)	1,140,728

Shareholder’s equity	302,500	992,759	3,313	(996,072)	302,500

Total liabilities and shareholder’s equity	$1,102,100	$1,319,026	$45,661	$(1,023,559)	$1,443,228

Condensed Consolidating Balance Sheets

December 31, 2003

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Assets

Current Assets

Cash and equivalents	$52,201	$(7,915)	$1,308	$—	$45,594

Accounts receivable, less allowances	136	105,795	9,822	(6,723)	109,030

Inventories	—	86,706	10,110	—	96,816

Prepaid expenses and other	13,517	10,864	946	—	25,327

Total current assets	65,854	195,450	22,186	(6,723)	276,767

Property, Plant and Equipment—net	14	292,068	20,648	—	312,730

Other assets:

Goodwill	—	522,009	3,026	—	525,035

Other assets	37,519	283,672	—	(19,041)	302,150

Investment in subsidiaries	980,300	3,695	—	(983,995)	—

	1,017,819	809,376	3,026	(1,003,036)	827,185

Total assets	$1,083,687	$1,296,894	$45,860	$(1,009,759)	$1,416,682

Liabilities and Shareholder’s Equity

Current Liabilities

Current maturities of long-term debt	$4,950	$33	$554	$—	$5,537

Accounts payable	3,406	62,728	11,912	(6,714)	71,332

Accrued liabilities	17,374	72,176	1,472	—	91,022

Total current liabilities	25,730	134,937	13,938	(6,714)	167,891

Long-term debt, less current maturities	775,100	202	27,994	(18,757)	784,539

Deferred income taxes	(30,094)	181,455	(60)	—	151,301

Deferred compensation	25,413	—	—	—	25,413

Total liabilities	796,149	316,594	41,872	(25,471)	1,129,144

Shareholder’s equity	287,538	980,300	3,988	(984,288)	287,538

Total liabilities and shareholder’s equity	$1,083,687	$1,296,894	$45,860	$(1,009,759)	$1,416,682

Company

Condensed Consolidating Statements of Earnings

Three months ended March 31, 2004

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$331,719	$18,495	$(9,602)	$340,612

Cost of sales	—	278,058	16,890	(9,602)	285,346

Gross profit	—	53,661	1,605	—	55,266

Selling, general and administrative expenses	2,474	28,514	1,630	(1,432)	31,186

Operating profit (loss)	(2,474)	25,147	(25)	1,432	24,080

Interest expense, net	10,064	301	415	—	10,780

Other income (expense)	1,432	—	—	(1,432)	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(11,106)	24,846	(440)	—	13,300

Equity in earnings (loss) of subsidiaries	14,838	(438)	—	(14,400)	—

Earnings (loss) before income taxes	3,732	24,408	(440)	(14,400)	13,300

Income tax expense (benefit)	(4,449)	9,570	(2)	—	5,119

Net earnings (loss)	$8,181	$14,838	$(438)	$(14,400)	$8,181

Predecessor

Condensed Consolidating Statements of Earnings

Three months ended March 31, 2003

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$261,780	$40,630	$(4,197)	$298,213

Cost of sales	—	215,121	36,374	(4,197)	247,298

Gross profit	—	46,659	4,256	—	50,915

Selling, general and administrative expenses	1,650	26,342	2,651	(1,208)	29,435

Operating profit (loss)	(1,650)	20,317	1,605	1,208	21,480

Interest expense, net	11,040	818	13	—	11,871

Other income	1,208	—	—	(1,208)	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(11,482)	19,499	1,592	—	9,609

Equity in earnings (loss) of subsidiaries	12,961	1,592	(1,592)	(12,961)	—

Earnings (loss) before income taxes	1,479	21,091	—	(12,961)	9,609

Income tax expense (benefit)	(4,420)	8,130	—	—	3,710

Net earnings (loss)	$5,899	$12,961	$—	$(12,961)	$5,899

Company

Condensed Consolidating Statements of Cash Flows

Three months ended March 31, 2004

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated

Net cash provided by operating activities	$24,832	$9,237	$379	$34,448

Cash flows from investing activities:

Capital expenditures	(5)	(9,493)	(660)	(10,158)

Investments in joint ventures and other assets	146	(1,985)	—	(1,839)

Net cash provided by (used in) investing activities	141	(11,478)	(660)	(11,997)

Cash flows from financing activities:

Payments on long-term debt	(1,238)	(8)	(141)	(1,387)

Proceeds from long-term debt	—	—	677	677

Investment in subsidiaries	(5,319)	5,319	—	—

Net cash provided by (used in) financing activities	(6,557)	5,311	536	(710)

Effect of exchange rate changes on cash	—	—	8	8

Net increase in cash and equivalents	18,416	3,070	263	21,749

Cash and equivalents at beginning of period	52,201	(7,915)	1,308	45,594

Cash and equivalents at end of period	$70,617	$(4,845)	$1,571	$67,343

Predecessor

Condensed Consolidating Statements of Cash Flows

Three months ended March 31, 2003

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated

Net cash provided by operating activities	$14,198	$8,560	$4,223	$26,981

Cash flows from investing activities:

Capital expenditures	—	(5,667)	(2,178)	(7,845)

Net cash used in investing activities	—	(5,667)	(2,178)	(7,845)

Cash flows from financing activities:

Payments on long-term debt	(21,424)	(207)	—	(21,631)

Distribution to preferred unit holders	—	2,045	(2,045)	—

Investment in subsidiaries	8,720	(8,720)	—	—

Net cash used in financing activities	(12,704)	(6,882)	(2,045)	(21,631)

Effect of exchange rate changes on cash	—	50	—	50

Net increase (decrease) in cash and equivalents	1,494	(3,939)	—	(2,445)

Cash and equivalents at beginning of period	19,665	907	—	20,572

Cash and equivalents at end of period	$21,159	$(3,032)	$—	$18,127

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We believe that we are a leading producer and distributor of specialty egg products to the foodservice, retail and industrial ingredient markets. We believe that we are also a leading producer and distributor of refrigerated potato products to the retail grocery market. Additionally, we distribute refrigerated food items, primarily cheese and other dairy products, to the retail grocery market, predominantly in the central United States. We focus our growth efforts on the specialty sectors within our food categories and strive to be a market leader in product innovation and low-cost production. Our strategic focus on value-added processing of food products is designed to capitalize on key food industry trends, such as the desire for improved safety and convenience, reduced labor and waste, as well as growth of food consumption away from home. In recent years, our net sales and operating profit, excluding transaction expenses, have each increased as a result of our focus on value-added products, combined with favorable food industry trends, such as an increasing percentage of the total annual spending on food in the U.S. being devoted to eating away from home.

Effective September 30, 2003, we completed the sale of our Dairy Products Division to Dean Foods Company for approximately $155 million. In accordance with a transition services agreement, we were compensated for certain transition services we provided to the buyer through February 2004. These transition services included services such as information technology, sales, customer service and procurement. We determined that the sale did not meet the accounting criteria for “discontinued operations.” Accordingly, the results of operations of the Dairy Products Division are included in the Predecessor’s statements of operations for the three months ended March 31, 2003.

Commodities and Product Pricing

Certain of our products are sensitive to changes in commodity prices. Value-added egg products, such as extended shelf-life liquid and precooked products, typically account for approximately 55%-60% of the Egg Products Division’s annual net sales. The remainder of Egg Products Division sales is derived from the sale of other egg products, largely used in the industrial ingredients market, and shell eggs, which are commodity-sensitive. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Graded shell egg pricing in the 2004 period was significantly higher than in the 2003 period as measured by Urner Barry Publications, which also significantly raised industrial egg products prices. Feed costs also rose significantly year-over-year. Gross profit margins for extended shelf-life liquid eggs, egg substitutes, and precooked and hardcooked egg products are less sensitive to commodity price fluctuations than are other egg products or shell eggs. However, we are also unable to adjust pricing for these products as quickly as our costs change.

The Refrigerated Distribution Division derives approximately 80% of its net sales from refrigerated products produced by others, thereby somewhat reducing the effects of commodity price swings. However, a majority of the approximately 80% represents cheese and butter, and the costs for both fluctuate with national dairy markets. Time lags between cost changes for these lines and wholesale/retail pricing changes can result in significant margin expansion or compression. The balance of Refrigerated Distribution sales are mainly from shell eggs, some of which are produced by the Egg Products Division, sold on a distribution, or non-commodity, basis.

The Potato Products Division typically purchases 60%-95% of its raw potatoes from contract producers under annual contracts. The remainder is purchased at market prices to satisfy short-term production requirements or to take advantage of market prices when they are lower than contracted prices. Moderate variations in the purchase price of raw materials or the selling price per pound of finished products can have a significant effect on Potato Products Division operating results.

Inflation is not expected to have a significant impact on our business. We have generally been able to offset the impact of inflation through a combination of productivity gains and price increases.

THREE MONTHS ENDED MARCH 31, 2004 AS COMPARED TO PREDECESSOR’S THREE MONTHS ENDED MARCH 31, 2003

Results of Operations

Readers are directed to Note G—Business Segments for data on the unaudited financial results of our business segments for the three months ended March 31, 2004 and the Predecessor’s three months ended March 31, 2003.

Net sales for the three months ended March 31, 2004 increased $42.4 million, or approximately 14%, to $340.6 million from $298.2 million for the three months ended March 31, 2003. The strongest divisional sales growth occurred in the Egg Products Division, which recorded a 40% external net sales increase. External net sales growth of 10% and 16% was recorded by the Potato Products and Refrigerated Distribution divisions, respectively.

Egg Products Division external net sales for the three months ended March 31, 2004 increased $71.2 million, or 40%, to $249.8 million from $178.6 million for the three months ended March 31, 2003. External net sales increased for all products lines, with particular strength in extended shelf-life liquid egg products, egg substitutes, hardcooked products, dried products and short shelf-life liquid eggs. Most notably, dried products sales nearly doubled from the same period last year. Unit sales for egg products increased by 14% in the 2004 period. Consistent with our strategy to emphasize value-added egg product sales and diminish commodity sensitive sales, shell egg unit sales declined by 38% in the 2004 period. Egg market pricing remained strong in the first quarter of 2004, continuing a trend which began in mid-2003. During the 2004 period, shell egg prices were approximately 45% higher than in the 2003 period, as reported by Urner Barry Publications, resulting in notably better pricing for market-sensitive products such as frozen, dried and short shelf-life liquid egg products, as well as shell eggs. Sales of higher value-added egg products represented approximately 54% of the Egg Products Division’s external net sales in the 2004 period compared with 58% in the 2003 period. The increased contribution of lower value-added products reflected the impact of a significantly stronger pricing environment for market-sensitive egg products, whereas higher value-added lines are affected to a lesser extent, if at all, by egg market prices.

Refrigerated Distribution Division external net sales for the three months ended March 31, 2004 increased $10.0 million, or 16%, to $71.3 million from $61.3 million for the three months ended March 31, 2003. This increase was due, in part, to higher unit sales for cheese and butter. Overall, distributed products unit sales rose by 3% in the 2004 period compared to the 2003 period. Shell egg unit sales declined due to the closing of a distribution center. Increased product placements and stores served contributed to the Division’s sales growth. Inflation also contributed to the divisional sales increase, with higher market prices prevailing for cheese and butter. The latter saw a 45% increase in average selling price per unit.

Potato Products Division external net sales for the three months ended March 31, 2004 increased $1.8 million, or 10%, to $19.5 million from $17.7 million for the three months ended March 31, 2003. This increase was primarily attributable to strong unit sales growth for foodservice potato products, which increased approximately 13% from 2003 period levels. Retail unit sales increased by approximately 7%. Sales to new customers, growth in sales to existing customers, and new product introductions all contributed to the sales increase, with mashed potato products showing the greatest growth in both the foodservice and retail markets. Pricing in both markets was approximately stable year-over-year.

Dairy Products Division was sold effective late September 2003 (see Note B to the financial statements). Hence, the 2004 period had no sales from this Division.

Gross profit for the three months ended March 31, 2004 increased $4.4 million, or approximately 9%, to $55.3 million from $50.9 million for the three months ended March 31, 2003. Our gross profit margin was 16.2% for the 2004 period, compared with 17.1% for the 2003 period. The decrease in gross profit margin was due to decreased gross profit margins from Egg Products and Refrigerated Distribution operations. Egg and feed costs were higher in the 2004 period than in the 2003 period, reflecting much higher open market, and market-based contracted, egg prices and higher grain prices. A reduced national milk supply diminished the supply of cheese and butter, raising prices for these items. Normal delays in passing along increased raw material costs reduced gross profit margins for the Egg Products and Refrigerated Distribution divisions in the 2004 period.

Selling, general and administrative expenses for the three months ended March 31, 2004 increased $1.8 million, or 6%, to $31.2 million from $29.4 million for the three months ended March 31, 2003. Selling, general and administrative expenses declined to 9.2% of net sales in the 2004 period versus 9.9% for the 2003 period. The decline in selling, general and administrative expenses as a percentage of net sales is attributable to expense management, significant net sales growth and the impact of the sale of the Dairy Products Division.

Operating profit for the three months ended March 31, 2004 increased $2.6 million, or approximately 12%, to $24.1 million from $21.5 million for the three months ended March 31, 2003. This increase is primarily attributable to the growth in net sales. The operating profit margin declined to 7.1% in the 2004 period from 7.2% in the 2003 period, due to the lower gross profit margin.

Egg Products Division operating profit for the three months ended March 31, 2004 increased $6.7 million, or 44%, to $21.9 million from $15.2 million for the three months ended March 31, 2003. Operating profits for higher value-added egg products decreased due to the sharp increase in egg costs. However, operating profits from other egg products rose to significant levels from a collective small loss in the 2003 period, reflecting much improved market-driven pricing. Shell egg profitability in the 2004 period rose significantly from modest levels in the 2003 period, reflecting much higher Urner Barry pricing levels. The 2004 period included approximately $2.0 million related to amounts received under patent infringement settlements and the 2003 period included approximately $1.0 million related to a partial litigation settlement received.

Refrigerated Distribution Division operating profit for the three months ended March 31, 2004 decreased $1.0 million, or 23%, to $3.5 million from $4.5 million for the three months ended March 31, 2003. Operating profits for our key product line, cheese, declined in the 2004 period due to significantly increased cheese sourcing costs, which were not reflected in our wholesale/retail pricing. Delays in passing-through changes in market prices are common for the Division.

Potato Products Division operating profit for the three months ended March 31, 2004 decreased $0.4 million, or 27%, to $1.2 million from $1.6 million for the three months ended March 31, 2003. This decrease reflected a small loss in the foodservice business in the 2004 period, compared to break-even levels in the 2003 period. Higher retail category operating profits were not enough to offset this weakness.

Dairy Products Division was sold effective late September 2003 (see Note B to the financial statements). Hence, the 2004 period had no operating profits from this Division.

Interest expense declined by approximately $1.1 million in the 2004 period, reflecting lower interest rates and reduced amortization of deferred financing costs. Our tax rate was 38.5% in the 2004 period compared to 38.6% in the 2003 period.

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

In connection with the Merger, we incurred approximately $780.0 million of long-term debt, including $495.0 million of borrowings under our senior credit facility, $135.0 million of borrowings under a senior unsecured term loan facility and $150.0 million from the issuance of 8% senior subordinated notes due 2013. The senior credit facility that we entered into in connection with the Merger currently provides a $100.0 million revolving credit facility maturing in 2009 and a $495.0 million term loan facility maturing in 2010. The senior unsecured term loan facility of $135.0 million matures in 2011.

As a result of the Merger, we continue to have substantial annual cash interest expense. Our senior credit facility requires us to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the senior credit facility, the senior unsecured term loan facility and the indenture relating to the 8% senior subordinated notes due 2013 contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in these agreements. Our failure to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on our results of operations, financial position and cash flow. In general, the debt covenants limit our discretion in the operation of our businesses. We were in compliance with all of the covenants under the senior credit facility, the senior unsecured term loan agreement, and the indenture as of March 31, 2004.

The following is a calculation of our minimum interest coverage and maximum leverage ratios under our senior credit facility for the twelve month period ended March 31, 2004. The terms and related calculations are defined in our senior credit facility, which agreement was included as Exhibit 10.1 of our Form S-4 Registration Statement filed in February 2004 (in thousands, except ratios).

Calculation of Interest Coverage Ratio:

Consolidated EBITDA (1)	$168,604

Consolidated cash interest expense (2)	41,616

Actual Interest Coverage Ratio (3)	4.05	x

Minimum Permitted Interest Coverage Ratio	2.10	x

Calculation of Leverage Ratio:

Consolidated Funded Indebtedness	$802,346

Less: Cash and equivalents	(67,343)

	735,003

Consolidated EBITDA (1)	168,604

Actual Leverage Ratio (4)	4.36	x

Maximum Permitted Leverage Ratio	5.95	x

(1)	Consolidated EBITDA, as defined in our senior credit facility, for the twelve month period ended March 31, 2004, was as follows (in thousands):

Net earnings (loss)	$(20,398)

Interest expense, excluding amortization of debt issuance costs	40,682

Amortization of debt issuance costs	4,496

Income tax expense	(12,824)

Depreciation and amortization	56,208

Equity sponsor management fee (a)	1,370

Industrial revenue bonds related expenses (b)	804

Other non-recurring charges related to acquisition accounting (c)	6,755

Transaction expenses (d)	22,838

Loss on early extinguishment of debt	61,226

Loss on Dairy Division disposition	16,288

Dairy Division net earnings	(5,555)

Income tax expense related to Dairy Division	(3,480)

Corporate costs allocated to the Dairy Division	(1,077)

Other (e)	1,271

Consolidated EBITDA, as defined in our senior credit facility	$168,604

(a)	Reflects management fees paid to our equity sponsor, THL Managers V, LLC from the completion of the Merger in November 2003 through March 31, 2004 and to our former equity sponsors, Vestar Capital Partners and Goldner, Hawn, Johnson and Morrison Incorporated, prior to the Merger.
(b)	Reflects fees associated with industrial revenue bonds guaranteed by our M G. Waldbaum subsidiary.
(c)	Reflects loss associated with SFAS 141 purchase accounting primarily for inventories.
(d)	Reflects expenses incurred in connection with the Merger.
(e)	Reflects the following (in thousands):

Equity (earnings) losses of unconsolidated subsidiaries	$342

Preferred return on deferred compensation	711

Letter of credit fees	163

Other	55

$1,271

(2)	Consolidated cash interest expense, as defined in our senior credit facility, for the twelve months ended March 31, 2004, was as follows (in thousands):

Interest expense, net	$10,780

Interest income	134

Gross interest expense	10,914

Minus:

Fees and expenses associated with the consummation of the transaction	510

$10,404

X 4

Consolidated cash interest expense	$41,616

(3)	Represents ratio of consolidated EBITDA to consolidated cash interest expense.

(4)	Represents ratio of consolidated funded indebtedness, less cash and equivalents, to consolidated EBITDA.

As discussed above, we have a credit facility with various lenders, including commercial banks, other financial institutions and investment groups, which expires in 2009 and 2010 and provides credit facilities which originally provided $595.0 million. Within these credit facilities there is a $100.0 million revolving line of credit. As of March 31, 2004, approximately $493.8 million was outstanding under the senior credit facility, and additional capacity of approximately $6.5 million was used under the revolving line of credit for letters of credit. Additionally, essentially the same lender group provided us with a $135.0 million senior unsecured term loan maturing in 2011, with all available funds borrowed at the time of completion of the Merger and still outstanding. The weighted average interest rate for our borrowings under the senior credit facility and the unsecured term loan was approximately 4.2% at March 31, 2004. Given our business trends and cash flow forecast, we do not anticipate any use of the revolving line of credit in 2004, except for letters of credit purposes. However, it is possible that one or more acquisitions could arise, which could result in much of the revolving line of credit being utilized at some point.

We may repurchase from time to time a portion of our subordinated notes, subject to market conditions and other factors. No assurance can be given as to whether or when, or at what prices, such repurchases may occur. Any such repurchases would be limited by certain restrictions contained in our senior credit facility and in the indenture governing the subordinated notes.

Our ability to make payments on and to refinance our debt, including the notes, and to fund planned capital expenditures will depend on our ability to generate sufficient cash in the future. This, to some extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We believe that, based on current levels of operations, we will be able to meet our debt service obligations when due. Significant assumptions underlie this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. If our future cash flows from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the notes, on or before maturity. We cannot assure our investors that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including the notes, our senior credit facility and our senior unsecured term loan may limit our ability to pursue any of these alternatives.

We invested approximately $10.2 million in capital expenditures in the first quarter of 2004. We plan to spend approximately $39.0 million in total capital expenditures for 2004, which will be used to expand our value-added egg products capacity (approximately $15.0 million), maintain existing production facilities and to expand production capacity for certain other products, such as potato and cheese products. This spending will be funded from operating cash flow, plus available capacity under our revolving line of credit, if need be.

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

Seasonality

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

Forward-looking Statements

Certain items in this Form 10-Q may be forward-looking statements. Such forward-looking statements are subject to numerous risks and uncertainties, including variances in the demand for our products due to consumer, industry and broad economic developments, as well as variances in the costs to produce such products, including normal volatility in egg, feed, cheese and butter costs. Our actual financial results could differ materially from the results estimated by, forecasted by, or implied by us in such forward-looking statements. Forward-looking statements contained in this Form 10-Q speak only as of the date hereof. We disclaim any obligation or understanding to publicly release updates to, or revisions of, forward-looking statements to reflect changes in our expectations or events, conditions or circumstances on which any such statement is made.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the three month period ended March 31, 2004.

ITEM 4.	CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures.

Under the supervision, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c)/15d-14(c) under the Exchange Act) as of the period end date of this report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

b. Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits and Exhibit Index.

The following exhibits are filed as part of this report:

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Michael Foods, Inc. (f/k/a M-Foods Holdings, Inc.) (1)

3.2	Certificate of Merger of THL Food Products Co. with and into M-Foods Holdings, Inc., dated November 20, 2003 (1)

3.3	Agreement and Plan of Merger, dated November 20, 2003, by and among M-Foods Holdings, Inc. and Michael Foods, Inc. (1)

3.4	Certificate of Merger of Michael Foods, Inc. with and into M-Foods Holdings, Inc., dated November 20, 2003 (1)

3.5	Bylaws of Michael Foods, Inc. (f/k/a M-Foods Holdings, Inc.) (1)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

(1)	Incorporated by reference from the Company’s Form S-4 Registration Statement (Registration No. 333-112714) filed with the Commission on February 11, 2004.

(b) Reports on Form 8-K

Reference is made to a report filed on Form 8-K dated March 25, 2004 pertaining to our financial results, and those of the Predecessor, for the year ended December 31, 2003.

II-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHAEL FOODS, INC.

Date: May 14, 2004	By:	/s/ GREGG A. OSTRANDER

Gregg A. Ostrander (Chairman, President and Chief Executive Officer)

	By:	/s/ JOHN D. REEDY

John D. Reedy (Executive Vice President and Chief Financial Officer)

II-2