Form 10-Q
period 2004-06-30
MICHAEL FOODS INC/NEW
filed 2004-08-03
CIK 1278679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of August 3, 2004, was 3,000 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$75,492	$45,594
Accounts receivable, less allowances	117,520	109,030
Inventories	99,423	96,816
Prepaid expenses and other	7,011	25,327

Total current assets	299,446	276,767
PROPERTY, PLANT AND EQUIPMENT
Land	4,067	4,067
Buildings and improvements	107,476	107,516
Machinery and equipment	226,343	205,150

	337,886	316,733
Less accumulated depreciation	30,194	4,003

	307,692	312,730
OTHER ASSETS
Goodwill	525,035	525,035
Intangible assets, net	254,575	262,340
Other assets	38,494	39,810

	818,104	827,185

	$1,425,242	$1,416,682

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$5,557	$5,537
Accounts payable	66,409	71,332
Accrued liabilities
Compensation	13,487	20,335
Customer programs	42,195	40,582
Interest	4,828	4,527
Other	29,344	25,578

Total current liabilities	161,820	167,891
LONG-TERM DEBT, less current maturities	781,740	784,539
DEFERRED INCOME TAXES	157,714	151,301
DEFERRED COMPENSATION	26,396	25,413
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDER’S EQUITY
Common stock, $0.01 par value, 3,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	289,308	289,308
Retained earnings (accumulated deficit)	11,041	(4,529)
Accumulated other comprehensive income (loss)	(2,777)	2,759

	297,572	287,538

	$1,425,242	$1,416,682

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the three months ended June 30,

(Unaudited, in thousands)

	Company 2004	Predecessor 2003
Net sales	$324,684	$323,931
Cost of sales	267,128	266,555

Gross profit	57,556	57,376
Selling, general and administrative expenses	33,577	30,931

Operating profit	23,979	26,445
Other expense (income)	1,178	(47)
Interest expense, net	10,781	12,095

Earnings before income taxes	12,020	14,397
Income tax expense	4,631	5,549

Net earnings	$7,389	$8,848

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the six months ended June 30,

(Unaudited, in thousands)

	Company 2004	Predecessor 2003
Net sales	$665,296	$622,144
Cost of sales	552,474	513,853

Gross profit	112,822	108,291
Selling, general and administrative expenses	64,869	60,331

Operating profit	47,953	47,960
Other expense (income)	1,072	(13)
Interest expense, net	21,561	23,967

Earnings before income taxes	25,320	24,006
Income tax expense	9,750	9,259

Net earnings	$15,570	$14,747

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30,

(Unaudited, in thousands)

	Company 2004	Predecessor 2003
Net cash provided by operating activities	$53,335	$58,115
Cash flows from investing activities:
Capital expenditures	(21,715)	(16,359)
Other assets	283	—

Net cash used in investing activities	(21,432)	(16,359)
Cash flows from financing activities:
Payments on long-term debt	(2,849)	(38,179)
Proceeds from long-term debt	835	—

Net cash used in financing activities	(2,014)	(38,179)
Effect of exchange rate changes on cash	9	96

Net increase in cash and equivalents	29,898	3,673
Cash and equivalents at beginning of period	45,594	20,572

Cash and equivalents at end of period	$75,492	$24,245

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—MERGER

On November 20, 2003, Michael Foods, Inc. and its subsidiaries (“Michael Foods,” “Company,” “we,” “us,” “our”) was acquired by an investor group comprised of a management group led by our Chairman, President and Chief Executive Officer, and affiliates of the private equity investment firm Thomas H. Lee Partners, L.P. (collectively “Michael Foods Investors, LLC”), through the merger (the “Merger”) of THL Food Products Holding Co. with and into M-Foods Holdings, Inc., the parent of our predecessor entity, Michael Foods, Inc. (Minn.) (the “Predecessor”), with M-Foods Holdings, Inc. (successor holding company) being the continuing entity. Michael Foods, Inc. (Minn.) then merged with and into M-Foods Holdings, Inc. M-Foods Holdings, Inc. continued as the surviving corporation and was immediately renamed Michael Foods, Inc. (Del.).

Michael Foods, Inc. is a wholly-owned subsidiary of M-Foods Holdings, Inc. (“Holdings” or “Parent”; f/k/a THL Food Products Holding Co. ). M-Foods Holdings, Inc. is a wholly-owned subsidiary of Michael Foods Investors, LLC.

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

The Merger was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and EITF 88-16, Basis In Leveraged Buyout Transactions. Accordingly, the acquired assets and liabilities have been recorded at fair value for the interests acquired by new investors and at the carryover basis for continuing investors. As a result, the assets and liabilities were assigned new values, which were part Predecessor cost and part fair value, in the same proportions as the carryover basis of the residual interests retained by the continuing management investors and the new interests acquired by the affiliates of Thomas H. Lee Partners. The amount of the carryover basis was reflected as a deemed dividend of $3,551,000.

The following unaudited pro forma financial information reflects our consolidated results of operations for the six months ended June 30, 2003, as if the Merger had taken place on January 1, 2003. The net sales and net earnings for the six months ended June 30, 2004 represent actual results for the period.

	Company 2004	Predecessor 2003
	(in thousands)
Net sales	$665,296	$529,266
Net earnings	15,570	7,465

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

NOTE B—SALE OF DAIRY PRODUCTS DIVISION

Effective September 30, 2003, the Predecessor completed the sale of our Dairy Products Division operating segment to Dean Foods Company for approximately $155 million. The Dairy Products Division processed and sold ice milk and ice cream mixes, creamers, milk and specialty dairy products. In accordance with a transition services agreement, we were compensated for certain transition services provided to the buyer through February 2004. These transition services included services such as information technology, sales, customer service and procurement. By providing these transition services, the Predecessor was deemed to have significant continuing involvement in the Dairy Products Division operating segment. Therefore, the Predecessor determined at the time of the sale that the transaction did not meet the accounting criteria for discontinued operations. Accordingly, the operations of the Dairy Products Division operating segment are included in the Predecessor’s statement of earnings for the three and six month periods ended June 30, 2003. External net sales and earnings before income taxes from the Dairy Products Division operating segment for the three months ended June 30, 2003 were $52,276,000 and $3,990,000, respectively, and were $92,878,000 and $5,582,000, for the six months ended June 30, 2003, respectively.

NOTE C—BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying condensed consolidated financial statements have been prepared in accordance with Regulation S-X of the Securities and Exchange Commission. The financial statements for the period ended June 30, 2003 have been taken from the historical books and records of the Predecessor. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

We utilize a fifty-two, fifty-three week fiscal year ending on the Saturday nearest to December 31 each year. The quarters ended June 30, 2004 and 2003 each included 13 weeks of operations. For clarity of presentation, we describe both periods as if the quarters ended on June 30th.

In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations for the periods indicated. Our results of operations and cash flows for the period ended June 30, 2004 are not necessarily indicative of the results expected for the full year.

FASB Interpretation No. (“FIN”) 46 as amended by FIN 46 R, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51, as amended, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 R applied immediately to entities created after December 31, 2003. For variable interest entities created before December 31, 2003, FIN 46 R is effective for the first period beginning after December 15, 2004. The adoption of FIN 46 R did not have any impact on our financial position or results of operations.

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

Inventories consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
Raw materials and supplies	$14,860	$14,702
Work in process and finished goods	61,831	60,455
Flocks	22,732	21,659

	$99,423	$96,816

NOTE E—COMMITMENTS AND CONTINGENCIES

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

Other Matter

In March 2003, Belovo S.A., our egg products joint venture in Belgium, in which we hold a 35.63% interest, notified the Belgian governmental health authorities of a potential processed egg powder contamination issue. In June 2004, Belovo recorded charges related to the write-down of the contaminated inventory. Therefore, we recorded other expenses of $1.2 million related to this write-down during the quarter ended June 30, 2004. Our investment in Belovo is approximately $2.6 million as of June 30, 2004.

NOTE F—COMPREHENSIVE INCOME

The components of and changes in accumulated other comprehensive income (loss), net of taxes, during the six months ended June 30, 2004 were as follows (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance at December 31, 2003	$2,430	$329	$2,759
Foreign currency translation adjustment	—	(228)	(228)
Net unrealized change on cash flow hedges	(5,308)	—	(5,308)

Balance at June 30, 2004	$(2,878)	$101	$(2,777)

Comprehensive income, net of taxes, for the six months ended June 30, 2004 and 2003 was as follows (in thousands):

Net income for the six months ended June 30, 2004			$15,570
Net losses arising during the period:
Net unrealized derivative losses from cash flow hedges		(5,308)
Foreign currency translation adjustment		(228)

Other comprehensive loss			(5,536)

Comprehensive income for the six months ended June 30, 2004			$10,034

Net income for the six months ended June 30, 2003			$14,747
Net gains arising during the period:
Net unrealized derivative gains from cash flow hedges		2,326
Foreign currency translation adjustment		2,695

Other comprehensive income			5,021

Comprehensive income for the six months ended June 30, 2003			$19,768

NOTE G—BUSINESS SEGMENTS

We operate in three reportable segments—Egg Products, Refrigerated Distribution and Potato Products. See Note B regarding the sale of the Dairy Products Division operating segment effective September 30, 2003. Certain financial information on our operating segments is as follows (unaudited, in thousands):

	EGG PRODUCTS	REFRIGERATED DISTRIBUTION	POTATO PRODUCTS	DAIRY PRODUCTS	CORPORATE	TOTAL
Company

Three months ended June 30, 2004:
External net sales	$234,950	$70,616	$19,118	$—	$—	$324,684
Intersegment sales	3,383	—	776	—	—	4,159
Operating profit (loss)	22,502	2,921	875	—	(2,319)	23,979
Depreciation and amortization	14,020	1,117	1,821	—	2	16,960
Six months ended June 30, 2004:
External net sales	$484,713	$141,939	$38,644	$—	$—	$665,296
Intersegment sales	9,418	—	1,578	—	—	10,996
Operating profit (loss)	44,309	6,382	2,055	—	(4,793)	47,953
Depreciation and amortization	28,055	2,260	3,644	—	4	33,963

Predecessor

Three months ended June 30, 2003:
External net sales	$189,206	$63,932	$18,517	$52,276	$—	$323,931
Intersegment sales	3,559	—	871	34	—	4,464
Operating profit (loss)	17,309	4,430	1,958	4,753	(2,005)	26,445
Depreciation and amortization	11,235	731	1,170	887	8	14,031
Six months ended June 30, 2003:
External net sales	$367,774	$125,279	$36,213	$92,878	$—	$622,144
Intersegment sales	6,833	—	1,766	62	—	8,661
Operating profit (loss)	32,569	8,902	3,583	6,560	(3,654)	47,960
Depreciation and amortization	22,438	1,439	2,340	2,200	15	28,432

NOTE H—SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Our senior credit agreement, senior unsecured term loan and senior subordinated notes have been guaranteed, on a joint and several basis, by us and our domestic subsidiaries. The senior credit agreement is also guaranteed by our parent, M-Foods Holdings, Inc.

The following condensed consolidating financial information presents our condensed consolidating balance sheets at June 30, 2004 and December 31, 2003, together with our condensed consolidating statements of earnings for the three and six month periods ended June 30, 2004 and cash flows for the six months ended June 30, 2004 and statements of earnings of the Predecessor for the three month and six month periods ended June 30, 2003 and cash flows for the six months ended June 30, 2003. These financial statements reflect Michael Foods, Inc., the parent, the wholly owned guarantor subsidiaries (on a combined basis), the non-guarantor subsidiary (MFI Food Canada Ltd.), and elimination entries necessary to combine such entities on a consolidated basis.

Company

Condensed Consolidating Balance Sheets

June 30, 2004

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$74,742	$(1,467)	$2,217	$—	$75,492
Accounts receivable, less allowances	51	115,164	8,459	(6,154)	117,520
Inventories	—	91,058	8,365	—	99,423
Prepaid expenses and other	1,064	5,676	271	—	7,011

Total current assets	75,857	210,431	19,312	(6,154)	299,446

Property, plant and equipment—net	30	287,879	19,783	—	307,692
Other assets
Goodwill	—	522,009	3,026	—	525,035
Other assets	36,373	275,026	—	(18,330)	293,069
Investment in subsidiaries	984,868	4,106	—	(988,974)	—

	1,021,241	801,141	3,026	(1,007,304)	818,104

Total assets	$1,097,128	$1,299,451	$42,121	$(1,013,458)	$1,425,242

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$4,950	$33	$574	$—	$5,557
Accounts payable	380	63,440	9,107	(6,518)	66,409
Accrued liabilities	16,072	72,290	1,492	—	89,854

Total current liabilities	21,402	135,763	11,173	(6,518)	161,820

Long-term debt, less current maturities	772,625	186	27,786	(18,857)	781,740
Deferred income taxes	(20,867)	178,634	(53)	—	157,714
Deferred compensation	26,396	—	—	—	26,396

Total liabilities	799,556	314,583	38,906	(25,375)	1,127,670

Shareholder’s equity	297,572	984,868	3,215	(988,083)	297,572

Total liabilities and shareholder’s equity	$1,097,128	$1,299,451	$42,121	$(1,013,458)	$1,425,242

Company

Condensed Consolidating Balance Sheets

December 31, 2003

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$52,201	$(7,915)	$1,308	$—	$45,594
Accounts receivable, less allowances	136	105,795	9,822	(6,723)	109,030
Inventories	—	86,706	10,110	—	96,816
Prepaid expenses and other	13,517	10,864	946	—	25,327

Total current assets	65,854	195,450	22,186	(6,723)	276,767

Property, plant and equipment—net	14	292,068	20,648	—	312,730
Other assets
Goodwill	—	522,009	3,026	—	525,035
Other assets	37,519	283,672	—	(19,041)	302,150
Investment in subsidiaries	980,300	3,695	—	(983,995)	—

	1,017,819	809,376	3,026	(1,003,036)	827,185

Total assets	$1,083,687	$1,296,894	$45,860	$(1,009,759)	$1,416,682

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$4,950	$33	$554	$—	$5,537
Accounts payable	3,406	62,728	11,912	(6,714)	71,332
Accrued liabilities	17,374	72,176	1,472	—	91,022

Total current liabilities	25,730	134,937	13,938	(6,714)	167,891

Long-term debt, less current maturities	775,100	202	27,994	(18,757)	784,539
Deferred income taxes	(30,094)	181,455	(60)	—	151,301
Deferred compensation	25,413	—	—	—	25,413

Total liabilities	796,149	316,594	41,872	(25,471)	1,129,144

Shareholder’s equity	287,538	980,300	3,988	(984,288)	287,538

Total liabilities and shareholder’s equity	$1,083,687	$1,296,894	$45,860	$(1,009,759)	$1,416,682

Company

Condensed Consolidating Statements of Earnings

Three months ended June 30, 2004

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$317,854	$19,172	$(12,342)	$324,684
Cost of sales	—	262,898	16,572	(12,342)	267,128

Gross profit	—	54,956	2,600	—	57,556
Selling, general and administrative expenses	2,319	30,499	2,001	(1,242)	33,577

Operating profit (loss)	(2,319)	24,457	599	1,242	23,979
Interest expense, net	10,063	281	437	—	10,781
Other income (expense)	1,242	(1,178)	—	(1,242)	(1,178)

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(11,140)	22,998	162	—	12,020
Equity in earnings (loss) of subsidiaries	13,687	(1)	—	(13,686)	—

Earnings (loss) before income taxes	2,547	22,997	162	(13,686)	12,020
Income tax expense (benefit)	(4,842)	9,310	163	—	4,631

Net earnings (loss)	$7,389	$13,687	$(1)	$(13,686)	$7,389

Company

Condensed Consolidating Statements of Earnings

Six months ended June 30, 2004

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$649,573	$37,667	$(21,944)	$665,296
Cost of sales	—	540,956	33,462	(21,944)	552,474

Gross profit	—	108,617	4,205	—	112,822
Selling, general and administrative expenses	4,793	59,119	3,631	(2,674)	64,869

Operating profit (loss)	(4,793)	49,498	574	2,674	47,953
Interest expense, net	20,127	582	852	—	21,561
Other income (expense)	2,674	(1,072)	—	(2,674)	(1,072)

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(22,246)	47,844	(278)	—	25,320
Equity in earnings (loss) of subsidiaries	28,525	(439)	—	(28,086)	—

Earnings (loss) before income taxes	6,279	47,405	(278)	(28,086)	25,320
Income tax expense (benefit)	(9,291)	18,880	161	—	9,750

Net earnings (loss)	$15,570	$28,525	$(439)	$(28,086)	$15,570

Predecessor

Condensed Consolidating Statements of Earnings

Three months ended June 30, 2003

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$276,086	$52,309	$(4,464)	$323,931
Cost of sales	—	225,811	45,598	(4,854)	266,555

Gross profit	—	50,275	6,711	390	57,376
Selling, general and administrative expenses	2,005	27,504	2,705	(1,283)	30,931

Operating profit (loss)	(2,005)	22,771	4,006	1,673	26,445
Interest expense, net	11,277	802	16	—	12,095
Other income (expense)	1,229	47	—	(1,229)	47

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(12,053)	22,016	3,990	444	14,397
Equity in earnings (loss) of subsidiaries	15,826	3,990	(3,990)	(15,826)	—

Earnings (loss) before income taxes	3,773	26,006	—	(15,382)	14,397
Income tax expense (benefit)	(4,631)	10,180	—	—	5,549

Net earnings (loss)	$8,404	$15,826	$—	$(15,382)	$8,848

Predecessor

Condensed Consolidating Statements of Earnings

Six months ended June 30, 2003

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$537,866	$92,939	$(8,661)	$622,144
Cost of sales	—	440,932	81,972	(9,051)	513,853

Gross profit	—	96,934	10,967	390	108,291
Selling, general and administrative expenses	3,655	53,811	5,356	(2,491)	60,331

Operating profit (loss)	(3,655)	43,123	5,611	2,881	47,960
Interest expense, net	22,317	1,621	29	—	23,967
Other income (expense)	2,437	13	—	(2,437)	13

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(23,535)	41,515	5,582	444	24,006
Equity in earnings (loss) of subsidiaries	28,787	5,582	(5,582)	(28,787)	—

Earnings (loss) before income taxes	5,252	47,097	—	(28,343)	24,006
Income tax expense (benefit)	(9,051)	18,310	—	—	9,259

Net earnings (loss)	$14,303	$28,787	$—	$(28,343)	$14,747

Company

Condensed Consolidating Statements of Cash Flows

Six months ended June 30, 2004

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Net cash provided by operating activities	$34,496	$17,615	$1,224	$53,335
Cash flows from investing activities:
Capital expenditures	(20)	(20,893)	(802)	(21,715)
Investments in joint ventures and other assets	124	159	—	283

Net cash provided by (used in) investing activities	104	(20,734)	(802)	(21,432)
Cash flows from financing activities:
Payments on long-term debt	(2,475)	(17)	(357)	(2,849)
Proceeds from long-term debt	—	—	835	835
Investment in subsidiaries	(9,584)	9,584	—	—

Net cash provided by (used in) financing activities	(12,059)	9,567	478	(2,014)
Effect of exchange rate changes on cash	—	—	9	9

Net increase in cash and equivalents	22,541	6,448	909	29,898
Cash and equivalents at beginning of period	52,201	(7,915)	1,308	45,594

Cash and equivalents at end of period	$74,742	$(1,467)	$2,217	$75,492

Predecessor

Condensed Consolidating Statements of Cash Flows

Six months ended June 30, 2003

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$17,193	$31,782	$9,140	$58,115
Cash flows from investing activities:
Capital expenditures	—	(11,665)	(4,694)	(16,359)

Net cash used in investing activities	—	(11,665)	(4,694)	(16,359)
Cash flows from financing activities:
Payments on long-term debt	(35,417)	(362)	(2,400)	(38,179)
Distribution to preferred unit holders	—	2,046	(2,046)	—
Investment in subsidiaries	24,973	(24,973)	—	—

Net cash used in financing activities	(10,444)	(23,289)	(4,446)	(38,179)
Effect of exchange rate changes on cash	—	96	—	96

Net increase (decrease) in cash and equivalents	6,749	(3,076)	—	3,673
Cash and equivalents at beginning of period	19,665	907	—	20,572

Cash and equivalents at end of period	$26,414	$(2,169)	$—	$24,245

ITEM 2— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a producer and distributor of specialty egg products to the foodservice, retail and industrial ingredient markets. We are also a producer and distributor of refrigerated potato products to the foodservice and retail grocery markets. Additionally, we distribute refrigerated food items, primarily cheese and other dairy products, to the retail grocery market, predominantly in the central United States. We focus our growth efforts on the specialty sectors within our food categories and strive to be a market leader in product innovation and low-cost production. Our strategic focus on value-added processing of food products is designed to capitalize on key food industry trends, such as (i) the desire for improved safety and convenience, (ii) the focus by foodservice operators on reducing labor and waste, and (iii) the growth of food consumption away from home. In recent years, our net sales and operating profit, excluding transaction expenses, have each increased as a result of our focus on value-added products, combined with favorable food industry trends, such as an increasing percentage of the total annual spending on food in the U.S. being devoted to eating away from home.

Effective September 30, 2003, our predecessor reporting entity, Michael Foods, Inc. (Minn.), completed the sale of our Dairy Products Division to Dean Foods Company for approximately $155 million. In accordance with a transition services agreement, we were compensated for certain transition services we provided to the buyer through February 2004. These transition services included services such as information technology, sales, customer service and procurement. We determined that the sale did not meet the accounting criteria for “discontinued operations.” Accordingly, the results of operations of the Dairy Products Division are included in the Predecessor’s statements of operations for the three and six month periods ended June 30, 2003.

Commodities and Product Pricing

The profit margins we earn on certain of our products are sensitive to changes in commodity prices. Value-added egg products, such as extended shelf-life liquid and precooked products, typically account for approximately 55%-60% of the Egg Products Division’s annual net sales. Although gross profit margins for these egg products are less sensitive to commodity price fluctuations than are other egg products or shell eggs, we are also unable to adjust pricing for these products as quickly as our costs change. The remainder of the products sold by our Egg Products Division are mainly used in the industrial ingredients market, or are shell eggs, and are more commodity price-sensitive than are higher value-added product sales. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Graded shell egg pricing in the first half of 2004 was significantly higher than in the first half of 2003 as measured by Urner Barry Publications, which also significantly raised industrial egg products prices. Feed costs also rose significantly year-over-year.

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

THREE MONTHS ENDED JUNE 30, 2004 AS COMPARED TO PREDECESSOR’S THREE MONTHS ENDED JUNE 30, 2003

Results of Operations

Readers are directed to Note G—Business Segments for data on the unaudited financial results of our business segments for the three months ended June 30, 2004 and the Predecessor’s three months ended June 30, 2003.

Net Sales. Net sales for the three months ended June 30, 2004 increased $0.8 million, or approximately 0.2%, to $324.7 million from $323.9 million for the three months ended June 30, 2003, reflecting increased sales in our three continuing business segments that more than offset the loss of sales from our Dairy Products Division. The strongest divisional sales growth occurred in the Egg

Products Division, which recorded a 24% external net sales increase. External net sales growth of 3% and 10% was recorded by the Potato Products and Refrigerated Distribution divisions, respectively.

Egg Products Division Net Sales. Egg Products Division external net sales for the three months ended June 30, 2004 increased $45.7 million, or 24%, to $234.9 million from $189.2 million for the three months ended June 30, 2003. External net sales increased for all product lines, with particular strength in extended shelf-life liquid egg products, egg substitutes, hardcooked products, and dried products. Unit sales for egg products increased by 7% in the 2004 period compared to the 2003 period. Consistent with our strategy to emphasize value-added egg product sales and diminish commodity sensitive sales, shell egg unit sales declined by 34% in the 2004 period compared to the 2003 period. Egg market pricing remained strong in the second quarter of 2004, continuing a trend which began in mid-2003. During the 2004 period, shell egg prices were approximately 7% higher than in the 2003 period, as reported by Urner Barry Publications, resulting in better pricing for market-sensitive products such as frozen, dried and short shelf-life liquid egg products. Sales of higher value-added egg products represented approximately 57% of the Egg Products Division’s external net sales in both the 2004 period and 2003 period.

Refrigerated Distribution Division Net Sales. Refrigerated Distribution Division external net sales for the three months ended June 30, 2004 increased $6.7 million, or 10%, to $70.6 million from $63.9 million for the three months ended June 30, 2003. This increase was due, in part, to higher unit sales for cheese. However, overall distributed products unit sales declined 4% in the 2004 period compared to the 2003 period. Shell egg unit sales declined due to the closing of a distribution center and the impact of high retail prices. Inflation contributed to the divisional sales increase, with record high market prices prevailing for cheese and butter. There was an approximate 80% increase in the average selling price of butter compared to the 2003 period.

Potato Products Division Net Sales. Potato Products Division external net sales for the three months ended June 30, 2004 increased $0.6 million, or 3%, to $19.1 million from $18.5 million for the three months ended June 30, 2003. This increase was attributable to strong unit sales growth for foodservice potato products, which increased approximately 9% from 2003 period levels. Retail unit sales decreased by approximately 1%. We believe the popularity of low-carbohydrate diets affected the demand for our retail potato products. Mashed items continued to show notable growth in both the foodservice and retail markets. Pricing of our retail products declined slightly year-over-year, but was stable for our foodservice products.

Dairy Products Division Net Sales. The Dairy Products Division was sold effective late September 2003 (see Note B to our consolidated financial statements). Hence, for the 2004 period we had no sales from this division.

Gross Profit. Gross profit for the three months ended June 30, 2004 increased $0.2 million, or approximately 0.3%, to $57.6 million from $57.4 million for the three months ended June 30, 2003. Dairy Products gross profits were absent due to that division’s sale. Our gross profit margin was unchanged compared to the 2003 period at 17.7%. The stable gross profit margin reflected an increased gross profit margin from Egg Products operations, which offset decreases in the gross profit margins of our Refrigerated Distribution and Potato Products operations. Improved industrial egg products prices offset higher egg and feed costs in the 2004 period compared to the 2003 period. The increased costs reflected higher open market and market-based contracted egg prices, and higher grain prices. A reduced national milk supply diminished the supply of cheese and butter, raising prices for these items. Normal delays in passing along increased raw material costs reduced the gross profit margin for the Refrigerated Distribution Division in the 2004 period. Potato Products gross profit margin declined in the 2004 period as a result of a change in sales mix, with the lower margin foodservice sector contributing a greater portion of sales than in the 2003 period. Additionally, depreciation is higher in the 2004 period compared to the 2003 period due to acquisition accounting valuations of our fixed assets related to the Merger.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2004 increased $2.7 million, or 9%, to $33.6 million from $30.9 million for the three months ended June 30, 2003. Selling, general and administrative expenses increased to 10.3% of net sales in the 2004 period compared with 9.5% for the 2003 period. During the 2004 period we recorded costs associated with our exchange offer of the 8% Senior Subordinated Notes. Salaries, wages and employee benefits costs increased year-over-year as well. Additionally, amortization is significantly higher in the 2004 period compared to the 2003 period due to acquisition accounting valuation of our customer relationship intangible assets related to the Merger.

Operating Profit. Operating profit for the three months ended June 30, 2004 decreased $2.5 million, or approximately 9%, to $24.0 million from $26.5 million for the three months ended June 30, 2003. This decrease is primarily attributable to the absence of Dairy Products Division operating profit in the 2004 period and the increase in operating expenses noted above. The Dairy Products Division had seasonally strong operating profits of $4.8million in the second quarter of 2003. Our operating profit margin declined to 7.4% in the 2004 period from 8.2% in the 2003 period, due to the absence of the Dairy Products Division’s impact and the higher expense level as a percentage of net sales.

Egg Products Division Operating Profit. Egg Products Division operating profit for the three months ended June 30, 2004 increased $5.2 million, or 30%, to $22.5 million from $17.3 million for the three months ended June 30, 2003. Operating profits for higher value-added egg products decreased due to a significant increase in egg costs. However, operating profits from other egg products, such as dried and short shelf-life products, rose to significant levels from a small loss in the 2003 period, reflecting significantly improved market-driven pricing. Shell egg profitability in the 2004 period declined from 2003 period levels, reflecting flat pricing and higher feed costs. We also recorded an Other Expense item of approximately $1.2 million in the 2004 period related to our investment in Belovo S.A., a Belgium-based egg products company (see Note E-Commitments and Contingencies-Other Matter).

Refrigerated Distribution Division Operating Profit. Refrigerated Distribution Division operating profit for the three months ended June 30, 2004 decreased $1.5 million, or 34%, to $2.9 million from $4.4 million for the three months ended June 30, 2003. Operating profits for our key product line, cheese, declined in the 2004 period due to significantly increased cheese sourcing costs, which were not reflected in our wholesale selling prices. Delays in passing changes in product costs on to customers are common for the Division.

Potato Products Division Operating Profit. Potato Products Division operating profit for the three months ended June 30, 2004 decreased $1.1 million, or 55%, to $0.9 million from $2.0 million for the three months ended June 30, 2003. This decrease reflected a small loss in the foodservice business in the 2004 period, compared to modest profitability in the 2003 period. Also, relatively flat sales volumes and higher costs in our more profitable retail operations resulted in a decrease in that sector’s profitability.

Dairy Products Division Operating Profit. The Dairy Products Division was sold effective late September 2003 (see Note B to our consolidated financial statements). Hence, for the 2004 period we had no operating profits from this division.

Interest Expense. Interest expense declined by approximately $1.3 million in the 2004 period compared to the 2003 period, reflecting lower interest rates and reduced amortization of deferred financing costs. Our tax rate was 38.5% in both the 2004 and 2003 periods.

SIX MONTHS ENDED JUNE 30, 2004 AS COMPARED TO PREDECESSOR’S SIX MONTHS ENDED JUNE 30, 2003

Results of Operations

Readers are directed to Note G—Business Segments for data on the unaudited financial results of our business segments for the six months ended June 30, 2004 and the Predecessor’s six months ended June 30, 2003.

Net Sales. Net sales for the six months ended June 30, 2004 increased $43.2 million, or approximately 7%, to $665.3 million from $622.1 million for the six months ended June 30, 2003. This increase was primarily attributable to sales growth in the Egg Products Division, which recorded a 32% external net sales increase. External net sales growth of 7% and 13% was recorded by the Potato Products and Refrigerated Distribution divisions, respectively. The collective sales increases of the continuing business segments more than offset the loss of sales from our Dairy Products Division.

Egg Products Division Net Sales. Egg Products Division external net sales for the six months ended June 30, 2004 increased $116.9 million, or 32%, to $484.7 million from $367.8 million for the six months ended June 30, 2003. External net sales increased for all egg products lines, with particular strength in extended shelf-life liquid egg products, egg substitutes, hardcooked products, dried products and short shelf-life liquid eggs. Unit sales for egg products increased by 11% in the 2004 period compared to the 2003 period. Consistent with our strategy to emphasize value-added egg product sales and diminish commodity sensitive sales, shell egg unit sales declined by 37% in the 2004 period compared to the 2003 period. Egg market prices were strong in the first half of 2004, continuing a trend which began in mid-2003. During the 2004 period, shell egg prices were approximately 27% higher than in the 2003 period, as reported by Urner Barry Publications, resulting in notably better prices for market-sensitive products such as frozen, dried and short shelf-life liquid egg products, as well as shell eggs. Sales of higher value-added egg products represented approximately 55% of the Egg Products Division’s external net sales in the 2004 period compared with 58% in the 2003 period. The increased contribution of lower value-added, or industrial, products reflected the impact of a significantly stronger pricing environment for market-sensitive egg products, whereas higher value-added lines are affected to a lesser extent, if at all, by egg market prices.

Refrigerated Distribution Division Net Sales. Refrigerated Distribution Division external net sales for the six months ended June 30, 2004 increased $16.6 million, or 13%, to $141.9 million from $125.3 million for the six months ended June 30, 2003. This increase was due, in part, to higher unit sales for cheese. Overall, distributed products unit sales were nearly unchanged in the 2004 period compared to the 2003 period. Shell egg unit sales declined due to the closing of a distribution center and the impact of high retail prices. Inflation contributed to the divisional sales increase, with higher market prices prevailing for cheese and butter. There was an approximate 60% increase in the average selling price of butter compared to the 2003 period.

Potato Products Division Net Sales. Potato Products Division external net sales for the six months ended June 30, 2004 increased $2.4 million, or 7%, to $38.6 million from $36.2 million for the six months ended June 30, 2003. This increase was primarily attributable to strong unit sales growth for foodservice potato products, which increased approximately 11% from 2003 period levels. Retail unit sales increased by approximately 3%. Sales to new customers, growth in sales to existing customers and new product introductions all contributed to the sales increase, with mashed potato products showing the greatest growth in both the foodservice and retail markets. Pricing was stable in the foodservice market and down slightly in the retail market.

Dairy Products Division Net Sales. The Dairy Products Division was sold effective late September 2003 (see Note B to our consolidated financial statements). Hence, for the 2004 period we had no sales from this division.

Gross Profit. Gross profit for the six months ended June 30, 2004 increased $4.5 million, or approximately 4%, to $112.8 million from $108.3 million for the six months ended June 30, 2003. Dairy Products gross profits were absent due to that division’s sale. Our gross profit margin was 17.0% for the 2004 period, compared with 17.4% for the 2003 period. The decrease in gross profit margin was due to decreased gross profit margins in all three divisions. Egg and feed costs were higher in the 2004 period than in the 2003 period, reflecting significantly higher open market and market-based contracted egg costs, and higher grain costs. A reduced national milk supply diminished the supply of cheese and butter, raising prices for these items. Normal delays in passing along increased raw material costs reduced gross profit margins for the Egg Products and Refrigerated Distribution divisions in the 2004 period. Potato Products gross profit margin declined in the 2004 period as a result of a change in sales mix, with the lower margin foodservice sector contributing a greater portion of sales than in the 2003 period. Additionally, depreciation is higher in the 2004 period compared to the 2003 period due to acquisition accounting valuations of our fixed assets related to the Merger.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2004 increased $4.6 million, or 8%, to $64.9 million from $60.3 million for the six months ended June 30, 2003. Selling, general and administrative expenses increased to 9.8% of net sales in the 2004 period compared with 9.7% for the 2003 period. During the 2004 period we recorded costs associated with our exchange offer on the 8.5% Senior Subordinated Notes. Salaries, wages and employee benefits costs increased year-over-year as well. Additionally, amortization is significantly higher in the 2004 period compared to the 2003 period due to acquisition accounting valuation of our customer relationship intangible assets related to the Merger.

Operating Profit. Operating profit remained unchanged at $48.0 million for the six months ended June 30, 2004 and 2003. This was due to the absence of Dairy Products operating profit in the 2004 period and the increase in operating expenses noted above. The Dairy Products operations had $6.6 million in operating profits in the 2003 period. The operating profit margin declined to 7.2% in the 2004 period from 7.7% in the 2003 period, due to the gross profit margin decline and the higher expense level as a percentage of net sales.

Egg Products Division Operating Profit. Egg Products Division operating profit for the six months ended June 30, 2004 increased $11.7 million, or 36%, to $44.3 million from $32.6 million for the six months ended June 30, 2003. Operating profits for higher value-added egg products decreased due to a sharp increase in egg costs. However, operating profits from other egg products, such as dried and short shelf-life products, rose to significant levels from a collective loss in the 2003 period, reflecting much improved market-driven pricing. Shell egg profitability in the 2004 period rose significantly from 2003 period levels, reflecting significantly higher Urner Barry pricing levels. The 2004 period included approximately $2.0 million related to amounts received under patent infringement settlements and the 2003 period included approximately $1.0 million related to a partial litigation settlement received. We also had Other Expense of approximately $1.1 million in the 2004 period related to our investment in Belovo S.A.

Refrigerated Distribution Division Operating Profit. Refrigerated Distribution Division operating profit for the six months ended June 30, 2004 decreased $2.5 million, or 28%, to $6.4 million from $8.9 million for the six months ended June 30, 2003. Operating profits for our key product line, cheese, declined in the 2004 period due to significantly increased cheese sourcing costs, which were not reflected in our wholesale selling prices. Delays in passing changes in product costs on to customers are common for the Division.

Potato Products Division Operating Profit. Potato Products Division operating profit for the six months ended June 30, 2004 decreased $1.5 million, or 42%, to $2.1 million from $3.6 million for the six months ended June 30, 2003. This decrease reflected a loss in the foodservice business in the 2004 period, compared to break-even levels in the 2003 period. Also, modest volume growth and higher spending in the retail market resulted in a decrease in that sector’s profitability.

Dairy Products Division Operating Profit. The Dairy Products Division was sold effective late September 2003 (see Note B to our consolidated financial statements). Hence, for the 2004 period we had no operating profits from this division.

Interest Expense. Interest expense declined by approximately $2.4 million in the 2004 period compared to the 2003 period, reflecting lower interest rates and reduced amortization of deferred financing costs. Our tax rate was 38.5% in the 2004 period compared to 38.6% in the 2003 period.

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

Cash flow provided by operating activities was $53.3 million for the first six months of 2004, compared to $58.1 million for the Predecessor in the comparable 2003 period. The decrease in cash flow provided by operating activities relates primarily to increased working capital in the 2004 period, with higher accounts receivable and inventories recorded as of June 30, 2004 as compared to such levels at June 30, 2003. Our cash flows used in investment activities increased to $21.4 million for the first six months of 2004 from $16.4 million for the Predecessor in the comparable 2003 period mainly as a result of increased capital expenditures. Cash flows used in financing activities declined to $2.0 million from $38.2 million year-over-year as a result of changes in our debt repayments arising from the refinancing undertaken in connection the Merger in November 2003.

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

As a result of the Merger, we continue to have substantial annual cash interest expense. Our senior credit facility requires us to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the senior credit facility, the senior unsecured term loan facility and the indenture relating to the 8% senior subordinated notes due 2013 contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in these agreements. Our failure to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on our results of operations, financial position and cash flow. In general, the debt covenants limit our discretion in the operation of our businesses. We were in compliance with all of the covenants under the senior credit facility, the senior unsecured term loan agreement, and the indenture as of June 30, 2004.

The following is a calculation of our minimum interest coverage and maximum leverage ratios under our senior credit facility for the twelve-month period ended June 30, 2004. The terms and related calculations are defined in our senior credit facility, which agreement was included as Exhibit 10.1 of our registration statement on Form S-4 (Registration No. 333-112714) filed on February 11, 2004 (in thousands, except ratios).

Calculation of Interest Coverage Ratio:
Consolidated EBITDA (1)	$175,881
Consolidated cash interest expense (2)	41,634
Actual Interest Coverage Ratio (3)	4.22x
Minimum Permitted Interest Coverage Ratio	2.10x
Calculation of Leverage Ratio:
Consolidated Funded Indebtedness	$800,983
Less: Cash and equivalents	(75,492)

725,491
Consolidated EBITDA (1)	175,881
Actual Leverage Ratio (4)	4.12x
Maximum Permitted Leverage Ratio	5.95x

(1)	Consolidated EBITDA, as defined in our senior credit facility, for the twelve-month period ended June 30, 2004, was as follows (in thousands):

Net earnings (loss)	$(21,856)
Interest expense, excluding amortization of debt issuance costs	37,322
Amortization of debt issuance costs	6,112
Income tax expense	(13,742)
Depreciation and amortization	60,024
Equity sponsor management fee (a)	1,429
Industrial revenue bonds related expenses (b)	815
Other non-recurring charges related to acquisition accounting (c)	7,643
Transaction expenses (d)	22,838
Loss on early extinguishment of debt	61,226
Loss on Dairy Division disposition	16,288
Dairy Division net earnings	(2,814)
Income tax expense related to Dairy Division	(1,770)
Corporate costs allocated to the Dairy Division	(775)
Other (e)	3,141

Consolidated EBITDA, as defined in our senior credit facility	$175,881

(a)	Reflects management fees paid to our equity sponsor, THL Managers V, LLC from the completion of the Merger in November 2003 through June 30, 2004 and to our former equity sponsors, Vestar Capital Partners and Goldner, Hawn, Johnson and Morrison Incorporated, prior to the Merger.

(b)	Reflects fees associated with industrial revenue bonds guaranteed by our M. G. Waldbaum subsidiary.

(c)	Reflects loss associated with SFAS 141 purchase accounting, primarily for inventories.

(d)	Reflects expenses incurred in connection with the Merger.

(e)	Reflects the following (in thousands):

Equity (earnings) losses of unconsolidated subsidiaries	$1,566
Preferred return on deferred compensation	1,215
Letter of credit fees	162
Other	198

$3,141

(2)	Consolidated cash interest expense for the twelve-month period ended June 30, 2004, as calculated in our senior credit facility, was as follows (in thousands):

Interest expense, net (six months ended June 30, 2004)	$21,561
Interest income	276

Gross interest expense	21,837
Minus:
Fees and expenses associated with the consummation of the transaction	1,020

$20,817

X 2

Consolidated cash interest expense	$41,634

(3)	Represents ratio of consolidated EBITDA to consolidated cash interest expense.

(4)	Represents ratio of consolidated funded indebtedness, less cash and equivalents, to consolidated EBITDA.

As of June 30, 2004, (i) approximately $492.5 million was outstanding under the senior credit facility, and additional capacity of approximately $6.5 million was used under the revolving line of credit for letters of credit, and (ii) a $135.0 million senior unsecured term loan was outstanding. The weighted average interest rate for our borrowings under the senior credit facility and the unsecured term loan was approximately 4.0% at June 30, 2004. Given our business trends and cash flow forecast, we do not anticipate any use of the revolving line of credit in 2004, except for letters of credit purposes. However, it is possible that one or more acquisitions could arise, which could result in much of the revolving line of credit being utilized at some point.

We have guaranteed, through our Waldbaum subsidiary, the repayment of three industrial revenue bonds used for expansions of wastewater treatment facilities of three municipalities where we operate food processing plants. The repayment of these bonds is funded through the wastewater treatment fees we pay. Should such fees be insufficient to fund the bond payments as they become due, we have agreed to pay any shortfall. The principal balance of these bonds as of June 30, 2004 was approximately $6.3 million.

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

We invested approximately $21.7 million in capital expenditures in the first half of 2004. We plan to spend approximately $40.0 million in total capital expenditures for 2004, which will be used to expand our value-added egg products capacity (approximately $15.0 million), maintain existing production facilities and expand production capacity for certain other products, such as potato and cheese products. We expect to fund this spending from operating cash flows.

Our longer-term planning is focused on growing our sales, earnings and cash flows primarily by focusing on our existing business lines through expanding product offerings, increasing production capacity for value-added products and broadening customer bases. We believe our financial resources are sufficient to meet the working capital and capital spending necessary to execute our longer-term plans. In executing these plans, we expect to reduce debt over the coming years. However, possible significant acquisition activity could result in us seeking additional financing resources, which we would expect would be available to us if they are sought.

Seasonality

Our consolidated quarterly operating results are affected by the seasonal fluctuations of our net sales and operating profits. Specifically, egg prices typically rise seasonally in the first and fourth quarters of the year due to increased demand during holiday periods. Consequently, net sales in the Egg Products Division may increase in the first and fourth quarters. Operating profits from the Potato Products Division are less seasonal, but tend to be higher in the second half of the year coinciding with the potato harvest. Generally, the Refrigerated Distribution Division has higher net sales and operating profits in the fourth quarter, coinciding with incremental consumer demand during the holiday season.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the six months ended June 30, 2004. For additional information regarding our market risk, please refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2003 annual report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2004. Based on these evaluations, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2004.

b. Changes in internal controls

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits and Exhibit Index.

The following exhibits are filed as part of this report:

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Reference is made to a report filed on Form 8-K dated May 6, 2004 pertaining to our financial results for the three months ended March 31, 2004.

Reference is made to a report filed on Form 8-K dated August 2, 2004 pertaining to our financial results for the three months and six months ended June 30, 2004.

II-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL FOODS, INC.

Date: August 3, 2004	By:	/s/ GREGG A. OSTRANDER
Gregg A. Ostrander
(Chairman, Chief Executive Officer and President)

	By:	/s/ JOHN D. REEDY
John D. Reedy
(Executive Vice President and Chief Financial Officer)

II-2