Form 10-Q
period 2004-09-30
MICHAEL FOODS INC/NEW
filed 2004-11-04
CIK 1278679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of November 3, 2004, was 3,000 shares.

PART I—FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$96,252	$45,594
Accounts receivable, less allowances	114,880	109,030
Inventories	88,168	96,816
Prepaid expenses and other	12,097	25,327

Total current assets	311,397	276,767
PROPERTY, PLANT AND EQUIPMENT
Land	4,067	4,067
Buildings and improvements	107,673	107,516
Machinery and equipment	234,821	205,150

	346,561	316,733
Less accumulated depreciation	43,390	4,003

	303,171	312,730
OTHER ASSETS
Goodwill	525,035	525,035
Intangible assets, net	250,685	262,340
Other assets	37,471	39,810

	813,191	827,185

	$1,427,759	$1,416,682

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$5,578	$5,537
Accounts payable	63,605	71,332
Accrued liabilities
Compensation	13,129	20,335
Customer programs	45,238	40,582
Interest	7,706	4,527
Other	26,773	25,578

Total current liabilities	162,029	167,891
LONG-TERM DEBT, less current maturities	781,073	784,539
DEFERRED INCOME TAXES	156,282	151,301
DEFERRED COMPENSATION	19,230	25,413
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDER’S EQUITY
Common stock, $0.01 par value, 3,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	297,004	289,308
Retained earnings (accumulated deficit)	19,144	(4,529)
Accumulated other comprehensive income (loss)	(7,003)	2,759

	309,145	287,538

	$1,427,759	$1,416,682

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the three months ended September 30,

(Unaudited, in thousands)

	Company 2004	Predecessor 2003
Net sales	$323,871	$346,065
Cost of sales	267,140	286,900

Gross profit	56,731	59,165
Selling, general and administrative expenses	33,117	30,889

Operating profit	23,614	28,276
Interest expense, net	10,576	11,873
Other expense (income)	(149)	338

Earnings before income taxes	13,187	16,065
Income tax expense	5,082	6,297

Net earnings	$8,105	$9,768

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the nine months ended September 30,

(Unaudited, in thousands)

	Company 2004	Predecessor 2003
Net sales	$989,167	$968,209
Cost of sales	819,614	800,753

Gross profit	169,553	167,456
Selling, general and administrative expenses	97,986	91,220

Operating profit	71,567	76,236
Interest expense, net	32,137	35,840
Other expense	923	325

Earnings before income taxes	38,507	40,071
Income tax expense	14,832	15,556

Net earnings	$23,675	$24,515

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30,

(Unaudited, in thousands)

	Company 2004	Predecessor 2003
Net cash provided by operating activities	$75,489	$98,379
Cash flows from investing activities:
Capital expenditures	(29,368)	(22,802)
Other assets	796	—

Net cash used in investing activities	(28,572)	(22,802)
Cash flows from financing activities:
Payments on long-term debt	(4,192)	(70,951)
Proceeds from long-term debt	151	—
Additional capital invested by parent	7,696	—

Net cash provided by (used in) financing activities	3,655	(70,951)
Effect of exchange rate changes on cash	86	118

Net increase in cash and equivalents	50,658	4,744
Cash and equivalents at beginning of period	45,594	20,572

Cash and equivalents at end of period	$96,252	$25,316

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—MERGER

On November 20, 2003, Michael Foods, Inc. and its subsidiaries (“Michael Foods,” “Company,” “we,” “us,” “our”) was acquired by an investor group comprised of a management group led by our Chairman, President and Chief Executive Officer, and affiliates of the private equity investment firm, Thomas H. Lee Partners, L.P. (collectively “Michael Foods Investors, LLC”), through the merger (the “Merger”) of THL Food Products Holding Co. with and into M-Foods Holdings, Inc., the parent of our predecessor entity, Michael Foods, Inc. (Minn.) (the “Predecessor”), with M-Foods Holdings, Inc. (successor holding company) being the continuing entity. Michael Foods, Inc. (Minn.) then merged with and into M-Foods Holdings, Inc. M-Foods Holdings, Inc. continued as the surviving corporation and was immediately renamed Michael Foods, Inc. (Del.).

Michael Foods, Inc. is a wholly-owned subsidiary of M-Foods Holdings, Inc. (“Holdings” or “Parent”; f/k/a THL Food Products Holding Co.). M-Foods Holdings, Inc. is a wholly-owned subsidiary of Michael Foods Investors, LLC.

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

The following unaudited pro forma financial information reflects our consolidated results of operations for the nine months ended September 30, 2003, as if the Merger had taken place on January 1, 2003. The net sales and net earnings for the nine months ended September 30, 2004 represent actual results for the period.

	Company 2004	Predecessor 2003
	(in thousands)
Net sales	$989,167	$823,542
Net earnings	23,675	18,818

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

NOTE B—SALE OF DAIRY PRODUCTS DIVISION

Effective September 30, 2003, the Predecessor completed the sale of our Dairy Products Division operating segment to Dean Foods Company for approximately $155 million. The Dairy Products Division processed and sold ice milk and ice cream mixes, creamers, milk and specialty dairy products. In accordance with a transition services agreement, we were compensated for certain transition services provided to the buyer through February 2004. These transition services included services such as information technology, sales, customer service and procurement. By providing these transition services, the Predecessor was deemed to have significant continuing involvement in the Dairy Products Division operating segment. Therefore, the Predecessor determined at the time of the sale that the transaction did not meet the accounting criteria for discontinued operations. Accordingly, the operations of the Dairy Products Division operating segment are included in the Predecessor’s statement of earnings for the three and nine month periods ended September 30, 2003. External net sales and earnings before income taxes from the Dairy Products Division operating segment for the three months ended September 30, 2003 were $51,789,000 and $4,558,000, respectively, and were $144,667,000 and $9,598,000, for the nine months ended September 30, 2003, respectively.

NOTE C—BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying condensed consolidated financial statements have been prepared in accordance with Regulation S-X of the Securities and Exchange Commission. The financial statements for the period ended September 30, 2003 have been taken from the historical books and records of the Predecessor. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

We utilize a fifty-two, fifty-three week fiscal year ending on the Saturday nearest to December 31 each year. The quarters ended September 30, 2004 and 2003 each included 13 weeks of operations. For clarity of presentation, we describe both periods as if the quarters ended on September 30th.

In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations for the periods indicated. Our results of operations and cash flows for the period ended September 30, 2004 are not necessarily indicative of the results expected for the full year.

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

Goodwill and Intangible Assets with Indefinite Lives

We recognize the excess cost of an acquired entity over the net amount assigned to assets acquired, including intangible assets with indefinite lives, and liabilities assumed, as goodwill. Goodwill and intangible assets with indefinite lives (trademarks) will be tested for impairment on an annual basis during the fourth quarter, and between annual tests whenever there is an impairment indicated. Fair values are estimated based on our best estimate of the future cash flows compared with the corresponding carrying value of the reporting unit, including goodwill. Impairment losses will be recognized whenever the implied fair value is less than the carrying value of the related asset. Prior to January 1, 2002, goodwill and intangible assets with indefinite lives were amortized over 40 years. Beginning January 1, 2002, goodwill and intangible assets with indefinite lives are no longer amortized.

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

The change in the carrying amount of goodwill is as follows (in thousands):

Balance at December 31, 2001	$341,021
Goodwill related to the Inovatech acquisition	4,807
Reduction related to resolution of certain tax contingencies recorded at the date of the 2001 Merger	(4,800)

Balance at December 31, 2002	341,028
Reduction related to resolution of certain tax contingencies recorded at the date of merger	(2,723)
Goodwill related to Dairy Division (see Note J)	(1,763)
Reclass of Intangibles related to Inovatech acquisition	(2,410)
Write-off goodwill as part of the Merger (see Note A)	(334,132)
New value of goodwill under purchase accounting (see Note A)	525,035

Balance at December 31, 2003	$525,035

Each segment’s share of this goodwill was as follows (in thousands):

	September 30, 2004	December 31, 2003
Egg Products	$431,891	$431,891
Refrigerated Distribution	32,507	32,507
Potato Products	60,637	60,637

	$525,035	$525,035

Our intangible assets are as follows (in thousands):

	September 30, 2004	December 31, 2003
Trademarks and licenses	$33,025	$33,025
Customer relationships and other	230,615	230,615
Accumulated amortization	(12,955)	(1,300)

	$250,685	$262,340

The aggregate amortization expense for the nine months ended September 30, 2004 was $11,655,000. The aggregate amortization expense for the one month ended December 31, 2003 was $1,300,000. The Predecessor had aggregate amortization expense for the eleven months ended November 30, 2003 of $389,000. The estimated amortization expense for the years ended December 31, 2004 through December 31, 2008 is as follows (in thousands):

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

Inventories consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
Raw materials and supplies	$13,454	$14,702
Work in process and finished goods	52,743	60,455
Flocks	21,971	21,659

	$88,168	$96,816

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

Litigation related to the infringement of these patents has been settled with three parties, one in 2000 and two in early 2004. The 2004 settlements aggregated approximately $2.0 million. A sublicense has been issued to each of the infringing parties, granting them the right to manufacture and distribute extended shelf-life liquid whole egg products subject to a royalty payable to us on all future product sales. In connection with each of these settlements we received lump sum payments to cover the past production and sale of such products and other matters related to the infringements. We are appealing a non-infringement decision in our patent litigation against Sunny Fresh Foods, Inc., a subsidiary of Cargill, Inc.

Other Litigation

We are engaged in routine litigation incidental to our business. We believe the ultimate outcome of this litigation will not have a material effect on our consolidated financial position, liquidity or results of operations.

Other Matters

In March 2003, Belovo S.A., our egg products joint venture in Belgium, in which we hold a 35.63% interest, notified the Belgian governmental health authorities of a potential processed egg powder contamination issue. In June 2004, Belovo recorded charges related to the write-down of the contaminated inventory. Therefore, we recorded other expenses of $1.2 million related to this write-down during the three months ended June 30, 2004. Our investment in Belovo is approximately $2.8 million as of September 30, 2004.

On September 17, 2004, our immediate parent, M-Foods Holdings, Inc., paid a dividend in the amount of approximately $98.1 million to our ultimate parent, Michael Foods Investors LLC, with the proceeds of an offering of its $100 million 9.75% Senior Discount Notes due October 1, 2013. We anticipate declaring dividends in the amount of approximately $10.0 million and $60.0 million during the fourth quarter of 2004. The dividends will be paid to M-Foods Holdings, Inc. and will subsequently be distributed to Michael Foods Investors LLC. The dividend from the proceeds of the senior discount notes was, and each of the dividends to be paid in the fourth quarter will ultimately be, distributed to the members of Michael Foods Investors LLC, which includes members of our management.

NOTE F—COMPREHENSIVE INCOME

The components of and changes in accumulated other comprehensive income (loss), net of taxes, during the nine months ended September 30, 2004 were as follows (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance at December 31, 2003	$2,430	$329	$2,759
Foreign currency translation adjustment	—	981	981
Net unrealized change on cash flow hedges	(10,743)	—	(10,743)

Balance at September 30, 2004	$(8,313)	$1,310	$(7,003)

Comprehensive income, net of taxes, for the nine months ended September 30, 2004 and 2003 was as follows (in thousands):

Net earnings for the nine months ended September 30, 2004		$23,675
Net losses arising during the period:
Net unrealized derivative losses from cash flow hedges	(10,743)
Foreign currency translation adjustment	981

Other comprehensive loss		(9,762)

Comprehensive income for the nine months ended September 30, 2004		$13,913

Net earnings for the nine months ended September 30, 2003		$24,515
Net gains arising during the period:
Net unrealized derivative gains from cash flow hedges	4,282
Foreign currency translation adjustment	2,711

Other comprehensive income		6,993

Comprehensive income for the nine months ended September 30, 2003		$31,508

NOTE G—BUSINESS SEGMENTS

We operate in three reportable segments—Egg Products, Refrigerated Distribution and Potato Products. See Note B regarding the sale of the Dairy Products Division operating segment effective September 30, 2003. Certain financial information on our operating segments is as follows (unaudited, in thousands):

	EGG PRODUCTS	REFRIGERATED DISTRIBUTION	POTATO PRODUCTS	DAIRY PRODUCTS	CORPORATE	TOTAL
Company
Three months ended September 30, 2004:
External net sales	$234,945	$68,713	$20,213	$—	$—	$323,871
Intersegment sales	2,301	—	809	—	—	3,110
Operating profit (loss)	22,416	2,518	1,570	—	(2,890)	23,614
Depreciation and amortization	14,049	1,122	1,832	—	3	17,006

Nine months ended September 30, 2004:
External net sales	$719,658	$210,652	$58,857	$—	$—	$989,167
Intersegment sales	11,719	—	2,387	—	—	14,106
Operating profit (loss)	66,725	8,900	3,625	—	(7,683)	71,567
Depreciation and amortization	42,104	3,382	5,476	—	7	50,969

Predecessor
Three months ended September 30, 2003:
External net sales	$207,796	$67,750	$18,730	$51,789	$—	$346,065
Intersegment sales	4,810	—	922	26	—	5,758
Operating profit (loss)	18,875	3,655	2,685	5,358	(2,297)	28,276
Depreciation and amortization	10,965	710	1,171	—	8	12,854

Nine months ended September 30, 2003:
External net sales	$575,570	$193,029	$54,943	$144,667	$—	$968,209
Intersegment sales	11,643	—	2,688	88	—	14,419
Operating profit (loss)	51,444	12,557	6,268	11,918	(5,951)	76,236
Depreciation and amortization	33,403	2,149	3,511	2,200	23	41,286

NOTE H—SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Our senior credit agreement, senior unsecured term loan and senior subordinated notes have been guaranteed, on a joint and several basis, by us and our 100% owned domestic subsidiaries. The senior credit agreement is also guaranteed by our parent, M-Foods Holdings, Inc.

The following condensed consolidating financial information presents our condensed consolidating balance sheets at September 30, 2004 and December 31, 2003, together with our condensed consolidating statements of earnings for the three and nine month periods ended September 30, 2004 and cash flows for the nine months ended September 30, 2004 and statements of earnings of the Predecessor for the three month and nine month periods ended September 30, 2003 and cash flows for the nine months ended September 30, 2003. These financial statements reflect Michael Foods, Inc., the parent, the wholly owned guarantor subsidiaries (on a combined basis), the non-guarantor subsidiary (MFI Food Canada Ltd.), and elimination entries necessary to combine such entities on a consolidated basis.

Company

Condensed Consolidating Balance Sheets

September 30, 2004

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$94,380	$—	$1,872	$—	$96,252
Accounts receivable, less allowances	1,358	108,936	9,434	(4,848)	114,880
Inventories	—	81,459	6,709	—	88,168
Prepaid expenses and other	1,262	10,627	208	—	12,097

Total current assets	97,000	201,022	18,223	(4,848)	311,397

Property, plant and equipment—net	31	282,899	20,241	—	303,171

Other assets
Goodwill	—	522,009	3,026	—	525,035
Other assets	36,341	270,145	—	(18,330)	288,156
Investment in subsidiaries	970,834	4,302	—	(975,136)	—

	1,007,175	796,456	3,026	(993,466)	813,191

Total assets	$1,104,206	$1,280,377	$41,490	$(998,314)	$1,427,759

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$4,950	$26	$602	$—	$5,578
Accounts payable	200	60,349	7,189	(4,133)	63,605
Accrued liabilities	18,048	73,893	905	—	92,846

Total current liabilities	23,198	134,268	8,696	(4,133)	162,029

Long-term debt, less current maturities	771,388	184	29,271	(19,770)	781,073
Deferred income taxes	(18,755)	175,091	(54)	—	156,282
Deferred compensation	19,230	—	—	—	19,230

Total liabilities	795,061	309,543	37,913	(23,903)	1,118,614

Shareholder’s equity	309,145	970,834	3,577	(974,411)	309,145

Total liabilities and shareholder’s equity	$1,104,206	$1,280,377	$41,490	$(998,314)	$1,427,759

Company

Condensed Consolidating Balance Sheets

December 31, 2003

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$44,286	$—	$1,308	$—	$45,594
Accounts receivable, less allowances	8,051	105,795	9,822	(14,638)	109,030
Inventories	—	86,706	10,110	—	96,816
Prepaid expenses and other	13,517	10,864	946	—	25,327

Total current assets	65,854	203,365	22,186	(14,638)	276,767

Property, plant and equipment—net	14	292,068	20,648	—	312,730

Other assets
Goodwill	—	522,009	3,026	—	525,035
Other assets	37,519	283,672	—	(19,041)	302,150
Investment in subsidiaries	980,300	3,695	—	(983,995)	—

	1,017,819	809,376	3,026	(1,003,036)	827,185

Total assets	$1,083,687	$1,304,809	$45,860	$(1,017,674)	$1,416,682

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$4,950	$33	$554	$—	$5,537
Accounts payable	3,406	70,643	11,912	(14,629)	71,332
Accrued liabilities	17,374	72,176	1,472	—	91,022

Total current liabilities	25,730	142,852	13,938	(14,629)	167,891

Long-term debt, less current maturities	775,100	202	27,994	(18,757)	784,539
Deferred income taxes	(30,094)	181,455	(60)	—	151,301
Deferred compensation	25,413	—	—	—	25,413

Total liabilities	796,149	324,509	41,872	(33,386)	1,129,144

Shareholder’s equity	287,538	980,300	3,988	(984,288)	287,538

Total liabilities and shareholder’s equity	$1,083,687	$1,304,809	$45,860	$(1,017,674)	$1,416,682

Company

Condensed Consolidating Statements of Earnings

Three months ended September 30, 2004

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$312,007	$17,901	$(6,037)	$323,871
Cost of sales	—	257,665	15,512	(6,037)	267,140

Gross profit	—	54,342	2,389	—	56,731
Selling, general and administrative expenses	2,890	29,375	2,149	(1,297)	33,117

Operating profit (loss)	(2,890)	24,967	240	1,297	23,614
Interest expense, net	9,950	222	404	—	10,576
Other expense (income)	(1,297)	(149)	—	1,297	(149)

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(11,543)	24,894	(164)	—	13,187
Equity in earnings (loss) of subsidiaries	15,308	44	—	(15,352)	—

Earnings (loss) before income taxes	3,765	24,938	(164)	(15,352)	13,187
Income tax expense (benefit)	(4,340)	9,630	(208)	—	5,082

Net earnings (loss)	$8,105	$15,308	$44	$(15,352)	$8,105

Company

Condensed Consolidating Statements of Earnings

Nine months ended September 30, 2004

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$961,580	$55,568	$(27,981)	$989,167
Cost of sales	—	798,621	48,974	(27,981)	819,614

Gross profit	—	162,959	6,594	—	169,553
Selling, general and administrative expenses	7,683	88,494	5,780	(3,971)	97,986

Operating profit (loss)	(7,683)	74,465	814	3,971	71,567
Interest expense, net	30,077	804	1,256	—	32,137
Other expense (income)	(3,971)	923	—	3,971	923

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(33,789)	72,738	(442)	—	38,507
Equity in earnings (loss) of subsidiaries	43,833	(395)	—	(43,438)	—

Earnings (loss) before income taxes	10,044	72,343	(442)	(43,438)	38,507
Income tax expense (benefit)	(13,631)	28,510	(47)	—	14,832

Net earnings (loss)	$23,675	$43,833	$(395)	$(43,438)	$23,675

Predecessor

Condensed Consolidating Statements of Earnings

Three months ended September 30, 2003

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$300,008	$51,815	$(5,758)	$346,065
Cost of sales	—	248,367	45,555	(7,022)	286,900

Gross profit	—	51,641	6,260	1,264	59,165
Selling, general and administrative expenses	2,297	27,388	3,072	(1,868)	30,889

Operating profit (loss)	(2,297)	24,253	3,188	3,132	28,276
Interest expense, net	11,099	1,602	(828)	—	11,873
Other expense (income)	(1,735)	338	—	1,735	338

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(11,661)	22,313	4,016	1,397	16,065
Equity in earnings (loss) of subsidiaries	16,967	4,016	(4,016)	(16,967)	—

Earnings (loss) before income taxes	5,306	26,329	—	(15,570)	16,065
Income tax expense (benefit)	(4,462)	10,759	—	—	6,297

Net earnings (loss)	$9,768	$15,570	$—	$(15,570)	$9,768

Predecessor

Condensed Consolidating Statements of Earnings

Nine months ended September 30, 2003

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$837,874	$144,754	$(14,419)	$968,209
Cost of sales	—	689,310	127,527	(16,084)	800,753

Gross profit	—	148,564	17,227	1,665	167,456
Selling, general and administrative expenses	5,952	81,188	8,428	(4,348)	91,220

Operating profit (loss)	(5,952)	67,376	8,799	6,013	76,236
Interest expense, net	33,416	3,223	(799)	—	35,840
Other expense (income)	(4,172)	325	—	4,172	325

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(35,196)	63,828	9,598	1,841	40,071
Equity in earnings (loss) of subsidiaries	46,198	9,598	(9,598)	(46,198)	—

Earnings (loss) before income taxes	11,002	73,426	—	(44,357)	40,071
Income tax expense (benefit)	(13,513)	29,069	—	—	15,556

Net earnings (loss)	$24,515	$44,357	$—	$(44,357)	$24,515

Company

Condensed Consolidating Statements of Cash Flows

Nine months ended September 30, 2004

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Net cash provided by operating activities	$46,194	$27,624	$1,671	$75,489
Cash flows from investing activities:
Capital expenditures	(24)	(28,454)	(890)	(29,368)
Other assets	(354)	1,150	—	796

Net cash used in investing activities	(378)	(27,304)	(890)	(28,572)
Cash flows from financing activities:
Payments on long-term debt	(3,713)	(25)	(454)	(4,192)
Proceeds from long-term debt	—	—	151	151
Additional capital invested by parent	7,696	—	—	7,696
Investment in subsidiaries	295	(295)	—	—

Net cash provided by (used in) financing activities	4,278	(320)	(303)	3,655
Effect of exchange rate changes on cash	—	—	86	86

Net increase in cash and equivalents	50,094	—	564	50,658
Cash and equivalents at beginning of period	44,286	—	1,308	45,594

Cash and equivalents at end of period	$94,380	$—	$1,872	$96,252

Predecessor

Condensed Consolidating Statements of Cash Flows

Nine months ended September 30, 2003

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$34,289	$48,373	$15,717	$98,379
Cash flows from investing activities:
Capital expenditures	—	(16,649)	(6,153)	(22,802)

Net cash used in investing activities	—	(16,649)	(6,153)	(22,802)
Cash flows from financing activities:
Payments on long-term debt	(67,965)	(586)	(2,400)	(70,951)
Distribution to preferred unit holders	—	7,164	(7,164)	—
Investment in subsidiaries	39,327	(39,327)	—	—

Net cash used in financing activities	(28,638)	(32,749)	(9,564)	(70,951)
Effect of exchange rate changes on cash	—	118	—	118

Net increase (decrease) in cash and equivalents	5,651	(907)	—	4,744
Cash and equivalents at beginning of period	19,665	907	—	20,572

Cash and equivalents at end of period	$25,316	$—	$—	$25,316

ITEM  2— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a producer and distributor of specialty egg products to the foodservice, retail and industrial ingredient markets. We are also a producer and distributor of refrigerated potato products to the foodservice and retail grocery markets. Additionally, we distribute refrigerated food items, primarily cheese and other dairy products, to the retail grocery market, predominantly in the central United States. We focus our growth efforts on the specialty sectors within our food categories and strive to be a market leader in product innovation and low-cost production. Our strategic focus on value-added processing of food products is designed to capitalize on key food industry trends, such as (i) the desire for improved safety and convenience, (ii) the focus by foodservice operators on reducing labor and waste, and (iii) the growth of food consumption away from home. In recent years, our net sales and operating profit, excluding transaction expenses, have each increased as a result of our focus on value-added products and favorable food industry trends such as an increasing percentage of the total annual spending on food in the U.S. being devoted to eating away from home.

Effective September 30, 2003, our predecessor reporting entity, Michael Foods, Inc. (Minn.), completed the sale of our Dairy Products Division to Dean Foods Company for approximately $155 million. In accordance with a transition services agreement, we were compensated for certain transition services we provided to the buyer through February 2004. These transition services included services such as information technology, sales, customer service and procurement. We determined that the sale did not meet the accounting criteria for “discontinued operations.” Accordingly, the results of operations of the Dairy Products Division are included in the Predecessor’s statements of operations for the three and nine month periods ended September 30, 2003.

Commodities and Product Pricing

The profit margins we earn on certain of our products are sensitive to changes in commodity prices. Higher value-added egg products, such as extended shelf-life liquid and precooked products, typically account for approximately 55%-60% of the Egg Products Division’s annual net sales. Although gross profit margins for higher value-added egg products are generally less sensitive to commodity price fluctuations than are other egg products or shell eggs, we are also unable to adjust pricing for these products as quickly as we are for other egg products and shell eggs when our costs change. The remainder of the products sold by our Egg Products Division are mainly used in the industrial ingredients market, or are shell eggs, and are more commodity price-sensitive than are higher value-added product sales. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Graded shell egg pricing in the first half of 2004 was significantly higher than in the first half of 2003 (as measured by Urner Barry Publications) and resulted in significantly higher industrial egg products prices. In the third quarter of 2004, egg pricing returned to levels more in line with historical averages and was below 2003 levels. Feed costs rose significantly year over year during the first nine months of 2004.

The Refrigerated Distribution Division derives approximately 80% of its net sales from refrigerated products produced by others, thereby somewhat reducing the effects of commodity price swings. However, a majority of the approximately 80% represents cheese and butter, and the costs for both fluctuate with national dairy markets. Time lags between cost changes for these lines and wholesale/retail pricing changes can result in significant margin expansion or compression. The balance of the Refrigerated Distribution Division’s sales are mainly from shell eggs, some of which are produced by the Egg Products Division, sold on a distribution, or non-commodity, basis.

The Potato Products Division typically purchases 60%-95% of its raw potatoes from contract producers under annual contracts. The remainder is purchased at market prices to satisfy short-term production requirements or to take advantage of market prices when they are lower than contracted prices. Moderate variations in the purchase price of raw materials or the selling price per pound of finished products can have a significant effect on the Potato Products Division’s operating results.

Inflation is not expected to have a significant impact on our business. We have generally been able to offset the impact of inflation through a combination of productivity gains and price increases.

Results of Operations

Three Months Ended September 30, 2004 as Compared to Predecessor’s Three Months Ended September 30, 2003

Readers are directed to Note G—Business Segments for data on the unaudited financial results of our business segments for the three months ended September 30, 2004 and the Predecessor’s three months ended September 30, 2003.

Net Sales. Net sales for the three months ended September 30, 2004 decreased $22.2 million, or approximately 6%, to $323.9 million from $346.1 million for the three months ended September 30, 2003, reflecting the loss of sales from our Dairy Products Division, which was not offset by increased sales in our three continuing business segments. The strongest divisional sales growth occurred in the Egg Products Division, which recorded a 13% external net sales increase. External net sales growth of 8% and 1% was recorded by the Potato Products Division and Refrigerated Distribution Division, respectively.

Egg Products Division Net Sales. Egg Products Division external net sales for the three months ended September 30, 2004 increased $27.1 million, or 13%, to $234.9 million from $207.8 million for the three months ended September 30, 2003. External net sales increased for all product lines, except the two most commodity-sensitive lines – short shelf-life liquid and shell eggs. Sales increased notably for precooked and hardcooked egg products. Unit sales increased by 7% in the 2004 period compared to the 2003 period. All higher value-added lines showed unit sales gains, with precooked unit sales ahead by approximately 30%. Egg market pricing in the 2004 period returned to more normal levels relative to historical pricing after being significantly above historical levels earlier in the year and in the 2003 period. During the 2004 period, shell egg prices were approximately 25% lower than in the 2003 period (as reported by Urner Barry Publications), resulting in lower pricing for most market-sensitive egg products and shell eggs. Sales of higher value-added egg products represented approximately 60% of the Egg Products Division’s external net sales in the 2004 period and 57% in the 2003 period.

Refrigerated Distribution Division Net Sales. Refrigerated Distribution Division external net sales for the three months ended September 30, 2004 increased $0.9 million, or 1%, to $68.7 million from $67.8 million for the three months ended September 30, 2003. This increase was due, in part, to much higher unit sales for branded cheese, which is the division’s main product line. However, overall distributed products unit sales declined 2% in the 2004 period compared to the 2003 period, as butter, bagel and private label cheese unit sales declined. Shell egg unit sales also declined due to the closing of a distribution center. In total, unit sales for the Division declined by 11% in the 2004 period compared to 2003 period levels. Inflation contributed to the divisional sales increase, with high market prices prevailing for cheese and butter. There was an approximate 40% increase in the average selling price of butter in the 2004 period compared to the 2003 period.

Potato Products Division Net Sales. Potato Products Division external net sales for the three months ended September 30, 2004 increased $1.5 million, or 8%, to $20.2 million from $18.7 million for the three months ended September 30, 2003. This increase was attributable to strong unit sales growth for foodservice potato products, which increased approximately 11% from 2003 period levels. Retail unit sales decreased by approximately 3%. We believe the popularity of low-carbohydrate diets affected the demand for our retail potato products. Mashed items continued to show notable sales growth in both the foodservice and retail markets. Pricing of our retail products increased slightly year-over-year, but was stable for our foodservice products.

Dairy Products Division Net Sales. The Dairy Products Division was sold effective late September 2003 (see Note B to our unaudited condensed consolidated financial statements). Hence, for the 2004 period we had no sales from this division.

Gross Profit. Gross profit for the three months ended September 30, 2004 decreased $2.5 million, or approximately 4%, to $56.7 million from $59.2 million for the three months ended September 30, 2003. Dairy Products Division gross profits were absent due to that division’s sale. Our gross profit margin increased to 17.5% compared to the 2003 period at 17.1%. The higher gross profit margin reflected an increased gross profit margin from Egg Products Division operations, which more than offset decreases in the gross profit margins of our Refrigerated Distribution Division and Potato Products Division operations. For the Egg Products Division, improved gross profit margins from hardcooked and dried products more than offset largely flat-to-down gross profit margins from other lines. For the Refrigerated Distribution Division, a tight national milk supply diminished the supply of cheese and butter, raising prices for these items. Normal delays in passing along increased raw material costs reduced the gross profit margin for the division in the 2004 period. The Potato Products Division’s gross profit margin declined in the 2004 period as a result of a change in sales mix, with the lower margin foodservice sector contributing a greater portion of sales than in the 2003 period. Also, we experienced significantly higher transportation costs in the 2004 period than in the 2003 period. Further, depreciation was higher in the 2004 period compared to the 2003 period due to increased fixed asset valuations under purchase accounting related to the Merger.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2004 increased $2.2 million, or 7%, to $33.1 million from $30.9 million for the three months ended September 30, 2003. Selling, general and administrative expenses increased to 10.2% of net sales in the 2004 period compared with 8.9% for the 2003 period. During the 2004 period, we recorded costs associated with our exchange offer of the 8% senior subordinated notes, as well as costs associated with amending our senior credit agreement and senior unsecured term loan agreement. Salaries, wages and employee benefits costs increased year over year as well. Additionally, amortization was significantly higher in the 2004 period compared to the 2003 period due to amortization of our customer relationship intangible assets recorded in purchase accounting related to the Merger.

Operating Profit. Operating profit for the three months ended September 30, 2004 decreased $4.7 million, or approximately 17%, to $23.6 million from $28.3 million for the three months ended September 30, 2003. This decrease is primarily attributable to the absence of Dairy Products Division operating profit in the 2004 period and the increase in operating expenses noted above. The Dairy Products Division had seasonally strong operating profits of $5.4 million in the third quarter of 2003. Our operating profit margin declined to 7.3% in the 2004 period from 8.2% in the 2003 period, due to the impact of the sale of the Dairy Products Division, which had a seasonally strong operating profit margin in the 2003 period.

Egg Products Division Operating Profit. Egg Products Division operating profit for the three months ended September 30, 2004 increased $3.5 million, or 19%, to $22.4 million from $18.9 million for the three months ended September 30, 2003. Operating profits for higher value-added egg products increased significantly due to a decline in external egg costs, with the gross profit margin up for certain egg products. Also, operating profits from other egg products and shell eggs collectively increased slightly compared to the 2003 period levels despite weaker pricing prevailing for some lines.

Refrigerated Distribution Division Operating Profit. Refrigerated Distribution Division operating profit for the three months ended September 30, 2004 decreased $1.2 million, or 32%, to $2.5 million from $3.7 million for the three months ended September 30, 2003. Operating profits for our key product line, cheese, declined in the 2004 period due to significantly increased cheese sourcing costs, which were not reflected in our wholesale selling prices. Delays in passing changes in product costs on to customers are common for the Division.

Potato Products Division Operating Profit. Potato Products Division operating profit for the three months ended September 30, 2004 decreased $1.1 million, or 41%, to $1.6 million from $2.7 million for the three months ended September 30, 2003. This decrease reflected a small loss in the foodservice business in the 2004 period compared to profitability in the 2003 period. Also, lower sales volumes and higher costs in our more profitable retail operations resulted in a decrease in that sector’s profitability.

Dairy Products Division Operating Profit. The Dairy Products Division was sold effective late September 2003 (see Note B to our unaudited condensed consolidated financial statements). Hence, for the 2004 period we had no operating profits from this division.

Interest Expense and Income Taxes. Interest expense declined by approximately $1.3 million in the 2004 period compared to the 2003 period, reflecting lower interest rates and reduced amortization of deferred financing costs. Our tax rate was 38.5% in the 2004 period compared to 39.2% in the 2003 period.

Nine Months Ended September 30, 2004 as Compared to Predecessor’s Nine Months Ended September 30, 2003

Readers are directed to Note G—Business Segments for data on the unaudited financial results of our business segments for the nine months ended September 30, 2004 and the Predecessor’s nine months ended September 30, 2003.

Net Sales. Net sales for the nine months ended September 30, 2004 increased $21.0 million, or approximately 2%, to $989.2 million from $968.2 million for the nine months ended September 30, 2003. This increase was primarily attributable to sales growth in the Egg Products Division, which recorded a 25% external net sales increase. External net sales growth of 7% and 9% was recorded by the Potato Products and Refrigerated Distribution divisions, respectively. The collective sales increases of the continuing business segments more than offset the sales from our Dairy Products Division, which was sold in late September 2003.

Egg Products Division Net Sales. Egg Products Division external net sales for the nine months ended September 30, 2004 increased $144.1 million, or 25%, to $719.7 million from $575.6 million for the nine months ended September 30, 2003. External net sales increased for all egg products lines, with particular strength in extended shelf-life liquid egg products, precooked products, hardcooked products and dried products. Unit sales increased by 8% in the 2004 period compared to the 2003 period. All higher value-added lines showed unit sales gains. Egg market prices were strong in the first half of 2004, continuing a trend which began in mid-2003. During the 2004 period, shell egg prices were approximately 8% higher than in the 2003 period (as reported by Urner Barry Publications), which resulted in higher prices for market-sensitive products such as frozen, dried and short shelf-life liquid egg products. Sales of higher value-added egg products represented approximately 58% of the Egg Products Division’s external net sales in both the 2004 and 2003 periods.

Refrigerated Distribution Division Net Sales. Refrigerated Distribution Division external net sales for the nine months ended September 30, 2004 increased $17.7 million, or 9%, to $210.7 million from $193.0 million for the nine months ended September 30, 2003. This increase was due, in part, to higher unit sales for branded cheese, which is the Division’s main product line. However, overall distributed products unit sales declined by 1% in the 2004 period compared to the 2003 period, as butter, bagel and private label cheese unit sales declined. Shell egg unit sales also declined due to the closing of a distribution center and the impact of high retail prices. In total, unit sales for the division declined by 10% in the 2004 period compared to 2003 period levels. Inflation contributed to the divisional sales increase, with higher market prices prevailing for cheese and butter. There was over a 50% increase in the average selling price of butter compared to the 2003 period.

Potato Products Division Net Sales. Potato Products Division external net sales for the nine months ended September 30, 2004 increased $4.0 million, or 7%, to $58.9 million from $54.9 million for the nine months ended September 30, 2003. This increase was primarily attributable to strong unit sales growth for foodservice potato products, which increased approximately 11% from 2003 period levels. Retail unit sales were relatively flat. We believe the popularity of low-carbohydrate diets affected the demand for our retail potato products. Mashed items continued to show notable growth in both the foodservice and retail markets. Pricing was fairly stable in both the foodservice market and retail markets.

Dairy Products Division Net Sales. The Dairy Products Division was sold effective late September 2003 (see Note B to our unaudited condensed consolidated financial statements). Hence, for the 2004 period we had no sales from this division.

Gross Profit. Gross profit for the nine months ended September 30, 2004 increased $2.1 million, or approximately 1%, to $169.6 million from $167.5 million for the nine months ended September 30, 2003. Dairy Products Division gross profits were absent due to that division’s sale. Our gross profit margin was 17.1% for the 2004 period, compared with 17.3% for the 2003 period. The decrease in gross profit margin was due to decreased gross profit margins in all three divisions. Egg and feed costs were higher in the 2004 period than in the 2003 period reflecting significantly higher open market and market-based contracted egg costs and higher grain costs. A reduced national milk supply diminished the supply of cheese and butter, raising prices for these items. Normal delays in passing along increased raw material costs reduced gross profit margins for the Egg Products Division and the Refrigerated Distribution Division in the 2004 period. The Potato Products Division’s gross profit margin declined in the 2004 period as a result of a change in sales mix, with the lower margin foodservice sector contributing a greater portion of sales than in the 2003 period. Also, we experienced significantly higher transportation costs in the 2004 period than in the 2003 period. Further, depreciation was higher in the 2004 period compared to the 2003 period due to increased fixed asset valuations under purchase accounting related to the Merger.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2004 increased $6.8 million, or 7%, to $98.0 million from $91.2 million for the nine months ended September 30, 2003. Selling, general and administrative expenses increased to 9.9% of net sales in the 2004 period compared with 9.4% for the 2003 period. During the 2004 period we recorded costs associated with our exchange offer on the 8% senior subordinated notes, as well as costs associated with amending our senior credit agreement and senior unsecured term loan agreement. Salaries, wages and employee benefits costs increased year-over-year as well. Additionally, amortization was significantly higher in the 2004 period compared to the 2003 period due to amortization of our customer relationship intangible assets recorded in purchase accounting related to the Merger.

Operating Profit. Operating profit for the nine months ended September 30, 2004 decreased $4.6 million, or 6%, to $71.6 million from $76.2 million for the nine months ended September 30, 2003. This was due to the absence of Dairy Products operating profit in the 2004 period, a decrease in the operating profits of the Refrigerated Products Division and the Potato Products Division and the increase in operating expenses noted above, all of which were partially offset by an increase in the Egg Products Division’s operating profit. The Dairy Products Division had $11.9 million in operating profits in the 2003 period. The operating profit margin declined to 7.2% in the 2004 period from 7.9% in the 2003 period, due to the gross profit margin decline and the higher operating expense level as a percentage of net sales.

Egg Products Division Operating Profit. Egg Products Division operating profit for the nine months ended September 30, 2004 increased $15.3 million, or 30%, to $66.7 million from $51.4 million for the nine months ended September 30, 2003. Operating profits for higher value-added egg products decreased due to a sharp increase in egg costs. However, operating profits from other egg products, such as dried and short shelf-life products, rose to significant levels in the 2004 period from approximate break-even levels in the 2003 period, reflecting much improved market-driven pricing. The 2004 period included approximately $2.0 million related to amounts received under patent infringement settlements and the 2003 period included approximately $3.7 million related to other litigation settlements received. We also had Other Expense of approximately $0.9 million in the 2004 period and $0.3 million in the 2003 period related to our investment in Belovo S.A.

Refrigerated Distribution Division Operating Profit. Refrigerated Distribution Division operating profit for the nine months ended September 30, 2004 decreased $3.7 million, or 29%, to $8.9 million from $12.6 million for the nine months ended September 30, 2003. Operating profits for our key product line, cheese, declined in the 2004 period due to significantly increased cheese sourcing costs, which were not reflected in our wholesale selling prices. Delays in passing changes in product costs on to customers are common for the division.

Potato Products Division Operating Profit. Potato Products Division operating profit for the nine months ended September 30, 2004 decreased $2.7 million, or 43%, to $3.6 million from $6.3 million for the nine months ended September 30, 2003. This decrease reflected a loss in the foodservice business in the 2004 period, compared to a small profit in the 2003 period. Also, flat sales volumes and higher costs in our more profitable retail operations resulted in a decrease in that sector’s profitability.

Dairy Products Division Operating Profit. The Dairy Products Division was sold effective late September 2003 (see Note B to our unaudited condensed consolidated financial statements). Hence, for the 2004 period we had no operating profits from this division.

Interest Expense and Income Taxes. Interest expense declined by approximately $3.7 million in the 2004 period compared to the 2003 period, reflecting lower interest rates and reduced amortization of deferred financing costs. Our tax rate was 38.5% in the 2004 period compared to 38.8% in the 2003 period.

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

Cash flow provided by operating activities was $75.5 million for the first nine months of 2004 compared to $98.4 million for the Predecessor in the comparable 2003 period. The decrease in cash flow provided by operating activities relates primarily to increased working capital in the 2004 period, with higher accounts receivable recorded as of September 30, 2004 as compared to such levels at September 30, 2003. Our cash flows used in investment activities increased to $28.6 million for the first nine months of 2004 from $22.8 million for the Predecessor in the comparable 2003 period mainly as a result of increased capital expenditures. Cash flows provided by financing activities were $3.7 million for the nine months of 2004 compared to a use of cash of $71.0 million in the 2003 period as a result of changes in our debt repayments arising from the refinancing undertaken in connection the Merger in November 2003.

On September 17, 2004, our immediate parent, M-Foods Holdings, Inc., paid a dividend in the amount of approximately $98.1 million to our ultimate parent, Michael Foods Investors LLC, with the proceeds of an offering of its $100 million 9.75% Senior Discount Notes due October 1, 2013. We anticipate declaring dividends in the amount of approximately $10.0 million and $60.0 million during the fourth quarter of 2004. The dividends will be paid to M-Foods Holdings, Inc. and will subsequently be distributed to Michael Foods Investors LLC. The dividend from the proceeds of the senior discount notes was, and each of the dividends to be paid in the fourth quarter will ultimately be, distributed to the members of Michael Foods Investors LLC, which includes members of our management. After the fourth quarter dividend distributions, we expect to use excess cash flow primarily to reduce debt levels in the coming years, unless there is acquisition activity.

In connection with the Merger, we incurred approximately $780.0 million of long-term debt, including $495.0 million of borrowings under our senior credit facility, $135.0 million of borrowings under a senior unsecured term loan facility and $150.0 million from the issuance of 8% Senior Subordinated Notes due 2013. The senior credit facility that we entered into in connection with the Merger provides a $100.0 million revolving credit facility maturing in 2009 and a $495.0 million term loan facility maturing in 2010. The senior unsecured term loan facility of $135.0 million matures in 2011. On September 17, 2004, we amended our senior secured credit facility and our senior unsecured term loan facility to, among other things, permit the offering of the senior discount notes by our parent and the dividends, as described above, and to replace the existing term loans outstanding under the term loan facility of the senior secured credit facility with new term loans in the same amount with lower interest rates.

As a result of the Merger, we continue to have substantial annual cash interest expense. Our senior credit facility requires us to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the senior credit facility, the senior unsecured term loan facility and the indenture relating to the 8% Senior Subordinated Notes due 2013 contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in these agreements. Our failure to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on our results of operations, financial position and cash flow. In general, the debt covenants limit our discretion in the operation of our businesses. We were in compliance with all of the covenants under the senior credit facility, the senior unsecured term loan agreement, and the indenture as of September 30, 2004.

The following is a calculation of our minimum interest coverage and maximum leverage ratios under our senior credit facility for the twelve-month period ended September 30, 2004. The terms and related calculations are defined in our senior credit facility, which agreement was included as Exhibit 10.1 of our registration statement on Form S-4 (Registration No. 333-112714) filed on February 11, 2004 (in thousands, except ratios).

Calculation of Interest Coverage Ratio:

Consolidated EBITDA (1)	$181,676
Consolidated cash interest expense (2)	41,473
Actual Interest Coverage Ratio (3)	4.38	x
Minimum Permitted Interest Coverage Ratio	2.10	x
Calculation of Leverage Ratio:
Consolidated Funded Indebtedness	$800,170
Less: Cash and equivalents	(96,252)

	703,918
Consolidated EBITDA (1)	181,676
Actual Leverage Ratio (4)	3.87	x
Maximum Permitted Leverage Ratio	5.95	x

(1)	Consolidated EBITDA, as defined in our senior credit facility, for the twelve-month period ended September 30, 2004, was as follows (in thousands):

Net earnings (loss)	$(23,519)
Interest expense, excluding amortization of debt issuance costs	36,585
Amortization of debt issuance costs	5,243
Income tax expense	(14,957)
Depreciation and amortization	64,176
Equity sponsor management fee (a)	1,487
Industrial revenue bonds related expenses (b)	793
Other non-recurring charges related to acquisition accounting (c)	7,809
Transaction expenses (d)	22,838
Loss on early extinguishment of debt	61,226
Loss on Dairy Division disposition	16,288
Other (e)	3,707

Consolidated EBITDA, as defined in our senior credit facility	$181,676

(a)	Reflects management fees paid to our equity sponsor, THL Managers V, LLC from the completion of the Merger in November 2003 through September 30, 2004 and to our former equity sponsors, Vestar Capital Partners and Goldner, Hawn, Johnson and Morrison Incorporated, prior to the Merger.
(b)	Reflects fees associated with industrial revenue bonds guaranteed by our M. G. Waldbaum subsidiary.
(c)	Reflects loss associated with SFAS 141 purchase accounting, primarily for inventories.
(d)	Reflects expenses incurred in connection with the Merger.
(e)	Reflects the following (in thousands):

Equity (earnings) losses of unconsolidated subsidiaries	$1,079
Preferred return on deferred compensation	1,695
Letter of credit fees	159
Other	774

$3,707

(2)	Consolidated cash interest expense for the twelve-month period ended September 30, 2004, as calculated in our senior credit facility, was as follows (in thousands):

Interest expense, net (nine months ended September 30, 2004)		$32,137
Interest income		498

Gross interest expense		32,635
Minus:
Fees and expenses associated with the consummation of the transaction		1,530

		$31,105

	X	1 1/3

Consolidated cash interest expense		$41,473

(3)	Represents ratio of consolidated EBITDA to consolidated cash interest expense.
(4)	Represents ratio of consolidated funded indebtedness, less cash and equivalents, to consolidated EBITDA.

As of September 30, 2004, (i) approximately $491.3 million was outstanding under the senior credit facility, and additional capacity of approximately $6.5 million was used under the revolving line of credit for letters of credit, and (ii) a $135.0 million senior unsecured term loan was outstanding. The weighted average interest rate for our borrowings under the senior credit facility and the unsecured term loan was approximately 4.2% at September 30, 2004. Given our business trends and cash flow forecast, we do not anticipate any use of the revolving line of credit during the balance of 2004, except for letters of credit purposes. However, it is possible that one or more acquisitions could arise, which could result in much of the revolving line of credit being utilized at some point.

We have guaranteed, through our Waldbaum subsidiary, the repayment of three industrial revenue bonds used for expansions of wastewater treatment facilities of three municipalities where we operate food processing plants. The repayment of these bonds is funded through the wastewater treatment fees we pay. Should such fees be insufficient to fund the bond payments as they become due, we have agreed to pay any shortfall. The principal balance of these bonds as of September 30, 2004 was approximately $6.2 million.

Our ability to make payments on and to refinance our debt, including the notes and to fund planned capital expenditures will depend on our ability to generate sufficient cash in the future. This, to some extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We believe that, based on current levels of operations, we will be able to meet our debt service obligations when due. Significant assumptions underlie this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. If our future cash flows from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the notes, on or before maturity. We cannot assure our investors that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including the notes, our senior credit facility and our senior unsecured term loan may limit our ability to pursue any of these alternatives.

We invested approximately $29.4 million in capital expenditures in the first nine months of 2004. We plan to spend approximately $40.0 million in total capital expenditures for 2004, which has been, or will be, used to expand our value-added egg products capacity, expand production capacity for certain other products, such as potato and cheese products, and maintain existing production facilities. We expect to fund this spending from operating cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the nine months ended September 30, 2004. For additional information regarding our market risk, please refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2004. Based on these evaluations, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2004.

b. Changes in internal controls

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

MICHAEL FOODS, INC.

Date: November 4, 2004	By:	/S/ GREGG A. OSTRANDER
Gregg A. Ostrander (Chairman, Chief Executive Officer and President)

	By:	/S/ JOHN D. REEDY
John D. Reedy (Executive Vice President and Chief Financial Officer)

II-2