Form 10-K
period 2004-12-31
MICHAEL FOODS INC/NEW
filed 2005-03-29
CIK 1278679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in exchange Act Rule 12b-2).    ☐  Yes    ☒  No

The Registrant’s common stock is not publicly traded. There were 3,000 shares of the Registrant’s common stock outstanding as of March 15, 2005.

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

General

Michael Foods, Inc. and its subsidiaries (the “Company,” “we” “us” and “our”) is a diversified producer and distributor of food products in three areas—egg products, refrigerated distribution, and potato products. We believe, through our Egg Products Division, we are the largest producer of processed egg products in North America. The Refrigerated Distribution Division distributes a broad line of refrigerated grocery products to retail grocery outlets, including cheese, shell eggs, bagels, butter, margarine, muffins, potato products and ethnic foods. The Potato Products Division processes and distributes refrigerated potato products sold to the foodservice and retail grocery markets in the United States. Please see Note K to our consolidated financial statements for additional information about our business segments.

Our strategy is to grow value-added food product sales, primarily in the foodservice market, by focusing on developing, marketing and distributing innovative, refrigerated products. The key to this strategy is “value-added,” whether that is in the product, the distribution channel or the service provided to customers.

In November 2003, we were acquired by an investor group comprised of a private equity firm and a management group through the merger of THL Food Products Co. with and into M-Foods Holdings, Inc. (the “Merger”), with M-Foods Holdings, Inc. being the continuing entity. M-Foods Holdings, Inc. then merged with and into Michael Foods, Inc. (Minn.). M-Foods Holdings, Inc. continued as the surviving corporation and was immediately thereafter renamed Michael Foods, Inc. (Del.) (the “Company”). The “Predecessor” refers to Michael Foods, Inc. prior to the Merger. In April 2001, the Company was acquired (the “2001 Merger”) by an investor group comprised of two equity sponsors, members of senior management and affiliates of the Michael family. The “2001 Predecessor” refers to Michael Foods, Inc. prior to the 2001 Merger.

Egg Products Division

The Egg Products Division, comprised of M. G. Waldbaum Company (“Waldbaum”), Papetti’s Hygrade Egg Products, Inc. (“Papetti’s”), MFI Food Canada, Ltd., and Trilogy Egg Products, Inc., produces, processes and distributes numerous egg products and shell eggs. Collectively, the entities are also known as the Michael Foods Egg Products Company. We believe that the Egg Products Division is the largest egg products producer and the fourth largest egg producer in North America. Principal value-added egg products are ultrapasteurized, extended shelf-life liquid eggs (“Easy Eggs®”, “Table Ready™”, “Excell”), egg white-based egg substitutes (“Better ‘n Eggs™”, “Table Ready™”, “All Whites™”), hardcooked and precooked egg products. Other egg products include frozen, liquid and dried egg whites, yolks and whole eggs. We believe the Division is the largest supplier of extended shelf-life liquid eggs, precooked egg patties and omelets, dried and hardcooked eggs in North America and is a leading supplier of frozen and liquid whole eggs, whites and yolks.

The Division distributes its egg products to food processors and foodservice customers primarily throughout North America, with some international sales in the Far East, South America and Europe. The largest selling product line within the Division, extended shelf-life liquid eggs, and other egg products are marketed nationally to a wide variety of foodservice and industrial customers. The Division also is a leading supplier of egg white-based egg substitutes sold in the U.S. retail and foodservice markets. Most of the Division’s annual shell egg sales are made to our Refrigerated Distribution Division, which, in turn, distributes them throughout its 42-state territory.

In 2004, the Division derived approximately 98% of net sales from egg products, with 2% of net sales coming from shell eggs. Pricing for shell eggs and certain egg products in the United States and Canada reflects levels reported by Urner Barry Spot Egg Market Quotations (“Urner Barry”), a recognized industry publication. Prices of certain valued-added products, such as extended shelf-life liquid eggs, egg substitutes, and hardcooked and pre-cooked egg products, typically are not significantly affected by Urner Barry quoted price levels. Such products accounted for approximately 58% of the Division’s 2004 sales. Prices for the Division’s other products, including frozen, short shelf-life liquid, certain dried products and, particularly, shell eggs, are significantly affected by market prices as reported by Urner Barry.

In 2004, approximately 30% of the Division’s egg needs were satisfied by production from our owned hens, with the balance being purchased under third-party egg procurement contracts and in the spot market. The cost of eggs from our owned facilities is largely dependent upon the cost of feed. Additionally, for an increasing proportion of eggs purchased under third-party egg procurement contracts, the egg cost is determined by the cost of feed, as the contracts are priced using a formula based upon the underlying feed costs. For the remaining portion of eggs purchased under third-party egg procurement contracts and for eggs purchased in the spot market, the egg cost is determined by normal market forces. Such costs are largely determined by reference to Urner Barry quotations. Historically, feed costs have generally been less volatile than have egg market prices, and internally produced eggs generally are lower in cost than are externally sourced eggs. Key feed costs, such as corn and soybean meal costs, are partially hedged through the use of futures and other purchase contracts. There is no market mechanism for hedging egg prices.

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

The Division’s principal egg processing plants are located in New Jersey, Minnesota, Nebraska, Pennsylvania, Iowa, Manitoba and Ontario. Certain of the Division’s facilities are fully integrated from the production and maintenance of laying flocks through the processing of egg products. Fully automated laying barns, housing approximately 13,500,000 producing hens, are located in Nebraska, Minnesota and South Dakota. Approximately 1,700,000 of these hens are housed in contract facilities. Major laying facilities also maintain their own grain and feed storage facilities. Further, the production of approximately 14,000,000 hens is under long-term supply agreements, with an additional 18,500,000 hens under shorter-term agreements. The Division also maintains facilities with approximately 3,000,000 pullets located in Nebraska and Minnesota.

Refrigerated Distribution Division

The Refrigerated Distribution Division, comprised of Crystal Farms Refrigerated Distribution Company (“Crystal Farms”) and Wisco Farm Cooperative, distributes a wide range of refrigerated grocery products directly to retailers and wholesale warehouses. The Division believes that its strategy of offering quality branded products at a good value relative to national brands has contributed to its growth. These distributed refrigerated products, which consist principally of cheese, eggs, bagels, butter, margarine, muffins, potato products, and ethnic foods, are supplied by vendors, or our other divisions, to the Division’s specifications. Cheese accounted for approximately 64% of the Division’s 2004 sales. While we do not produce cheese, we operate a cheese packaging facility in Lake Mills, Wisconsin, which processes and packages various cheese products for our Crystal Farms brand cheese business and for private label customers.

The Division has expanded its market area using both company-owned and leased resources and independent distributors. The Division’s market area includes 42 states primarily in the central United States. Retail locations carrying the Division’s products exceed 5,000 stores. A majority of these retail stores are served via customers’ warehouses. In 2004, sales to the warehouse operations of SUPERVALU, Inc. (“SUPERVALU”) and to its owned and franchised stores, represented approximately 45% of divisional sales. The Division maintains a fleet of refrigerated tractor-trailers to deliver products daily to its retail customers from ten distribution centers centrally located in its key marketing areas.

Potato Products Division

Refrigerated potato products are produced and sold by Northern Star Co. (“Northern Star”) and Farm Fresh Foods, Inc. (“Farm Fresh”) to both the foodservice and retail markets. Products consist of shredded hash browns and diced, sliced, mashed and other specialty potato products. In 2004, approximately 61% of the Potato Products Division’s net sales were to the foodservice market, with the balance to the retail market.

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

Dairy Products Division

We had a Dairy Products Division, which was sold to Dean Foods Company effective as of September 30, 2003, which processed and sold soft-serve mix, ice cream mix, frozen yogurt mix, creamers, milk and specialty dairy products, many of which were ultra-high temperature (“UHT”) pasteurized products. The Division sold its products throughout much of the United States from processing facilities in Minnesota, Texas and Connecticut.

Sales, Marketing and Customer Service

Each of our three divisions has developed a marketing strategy, which emphasizes high quality products and customer service. Michael Foods Sales, an internal sales group, coordinates the foodservice and retail sales of the Egg Products and Potato Products Divisions, primarily for national and regional accounts, and is supported by a centralized order entry and customer service staff. A group of foodservice brokers is used by Michael Foods Sales to supplement its internal sales efforts. Further, the Egg Products Division utilizes a separate broker group for the retail market and maintains a small sales group which handles certain industrial egg product sales. Our marketing staff executes egg products and potato products marketing plans in the foodservice market and for related national retail brands, while the Refrigerated Distribution Division has a small marketing staff which handles that division’s retail marketing plans, along with additional resources available from outside agencies and consultants as needed.

The Refrigerated Distribution Division’s internal and external sales personnel obtain orders from retail stores which are usually placed no more than one day ahead of the requested delivery date. The Division’s marketing efforts are primarily focused on in-store and co-op advertising programs, which are executed with grocers on a market-by-market basis.

Acquisitions

We have made acquisitions in the past and anticipate that we will continue to make acquisitions as part of our strategic plan. There were no acquisitions in 2004 or 2003 and one acquisition in 2002 of the egg products division of Canadian Inovatech, Inc.

Customers

The Egg Products Division has long-standing preferred supplier relationships with many of its customers. Our customers include many of the major broad-line foodservice distributors and many national restaurant chains that serve breakfast. As the largest processed egg producer in the industry, we offer our customers a broad product selection, large-scale manufacturing capabilities and specialized service. The Egg Products Division’s major customers in each of its market channels include leading foodservice distributors, such as Sysco and U.S. Foodservice, national restaurant chains, such as Burger King, International House of Pancakes, Sonic Corp. and Dunkin’ Donuts, major retail grocery store chains, such as Costco, Wal-Mart and Ahold group stores, and major industrial ingredient customers, such as General Mills, Inc. and Unilever Bestfoods North America Foodservice.

The Refrigerated Distribution Division has customer relationships with large food store chains that rely on the Company to deliver a variety of dairy case products in a timely and efficient manner. For the year ended December 31, 2004, the Division served 5,000 retail locations, inclusive of stores receiving products through warehouse delivery. SUPERVALU, the food industry’s largest distributor, is the Refrigerated Distribution Division’s largest customer. For the year ended December 31, 2004, sales to warehouse operations of SUPERVALU and SUPERVALU-owned and franchised stores, including Cub Foods Stores, bigg’s, Shopper’s Food Warehouse and Farm Fresh, accounted for approximately 45% of the Division’s net sales. Other principal customers include Roundy’s, Inc., Coborn’s Inc., Nash Finch Company and Wal-Mart Stores, Inc.

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

The egg processing industry is heavily concentrated, especially when compared to the shell egg industry. Sunny Fresh Foods, a subsidiary of Cargill, is the Company’s largest higher value-added egg products competitor. The Company also competes with other egg products processors including Sonstegard Foods Company, Rose Acre Farms, Inc., Echo Lake Farm Produce, Cutler Egg Products, Inc. and ConAgra Foods, Inc.

The Refrigerated Distribution Division competes with the refrigerated products of larger suppliers such as Kraft Foods, Inc., Dairy Farmers of America, Sargento Foods, Inc., and Sorrento Lactalis, Inc. We position Crystal Farms as an alternative mid-priced brand, operating at price points below national brands and above retail store brands. The Refrigerated Distribution Division’s emphasis on a high level of service and lower-priced branded products has enabled it to compete effectively with much larger national brand companies.

Our Company’s Potato Products Division was the first to introduce nationally branded refrigerated potato products in the late 1980s to the United States’ foodservice and retail markets. We believe we are the largest processor and distributor of refrigerated potato products in the U. S. The Potato Products Division’s largest competitor is Reser’s Fine Foods Inc., a national producer of refrigerated products. Other competitors include Bob Evans Farms Inc. and smaller local and regional processors, including I&K Distributors, Inc. (Yoder’s) and Naturally Potatoes. Certain companies, such as Ore-Ida Foods, Inc. (a subsidiary of H. J. Heinz Co.) and Lamb-Weston, Inc. (a subsidiary of ConAgra Foods, Inc.), sell frozen versions of potato products which are sold by the Division in refrigerated form.

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

We believe that certain of our competitors infringe upon some of our patents and the patents licensed to us. We, along with North Carolina State University, have initiated litigation against several processors of competing liquid egg products claiming infringement of the original and subsequent related process patents licensed to us by North Carolina State University relating to ultrapasteurized liquid egg production. In 1992, a jury for the United States District Court for the Middle District of Florida found the original patent to be valid and that a processor, Bartow Food Co., willfully and deliberately infringed one of the patents. In another action, the United States District Court for the District of New Jersey found in 1992 and 1993 that Papetti’s (prior to our acquisition of the company) had infringed certain of the patents and that the licensed patents are valid and enforceable. In 1994, the Court of Appeals for the Federal Circuit upheld this judgment. In 1993, Nulaid Foods Inc., or Nulaid Foods, sought a declaratory judgment that the licensed patents are invalid. This action was subsequently settled, and Nulaid Foods agreed that it would not contest the validity and enforceability of the patents as well as its past infringement of the patents. Nulaid Foods is currently using the patented process by operating under a sublicense agreement. Reissue and re-examination proceedings were initiated by us and our competitors with the U.S. Patent and Trademark Office, or PTO, seeking to determine the scope and validity of some of the patents that we license from North Carolina State University. The PTO ruled that claims in the licensed patents are valid and in full force and effect. For more information, see “Item 3—Legal Proceedings.”

Infringement litigation actions were settled in 2004 with two other egg processors, Rose Acre Farms and Cutler Egg Products. Both parties agreed that the patents are valid and enforceable. Both parties are now operating under sublicense agreements. For more information, see “Item 3 — Legal Proceedings.” Although we believe that our competitors may be deterred from competing with us because of our active enforcement of our patent rights, we do not believe that the expiration of our patent rights will have a material adverse effect on our business or market share within the corresponding product segments because of our processing expertise, strong market position and cost-efficiencies due, in part, to scale.

The Egg Products Division maintains numerous trademarks and/or trade names for its products, including “Logan Valley,” “Sunny Side Up,” “Michael Foods,” “Deep Chill,” “Simply Eggs Brand,” “Better ‘n Eggs,” “All Whites,” “Chef’s Omelet Brand,” “Express Eggs,” “Quaker State Farms,” “Broke N’ Ready,” “Canadian Inovatech,” “Centromay,” “Emulsa,” and “Inovatech.” Ultrapasteurized liquid eggs are marketed using the “Easy Eggs” and “Table Ready” trade names. Refrigerated Distribution Division products are marketed principally under the “Crystal Farms” trade name.

Within the Potato Products Division, we market our refrigerated potato products to foodservice customers under a variety of brands, including “Northern Star” and “Farm Fresh.” The “Simply Potatoes” and “Diner’s Choice” brands are used for retail refrigerated products.

Food Safety

We believe that we take extensive precautions to ensure the safety of our products. In addition to routine inspections by state and federal regulatory agencies, including continuous United States Department of Agriculture (“USDA”) inspection of many facilities, we have instituted quality systems plans in each of our divisions which address topics such as supplier control, ingredient, packaging and product specifications, preventive maintenance, pest control and sanitation. Each of our facilities also has in place a hazard analysis critical control points plan which identifies critical pathways through which contaminants may enter our facilities and mandates control measures that must be used to prevent, eliminate or reduce all relevant food borne hazards. For example, at our Egg Products Division facilities, sanitization steps are in place to eliminate the risk of microbial contamination of our employees entering certain facilities, including the use of foot baths to reduce the risk of product contamination. Each of our divisions has also instituted a product recall plan, including lot identifiability and traceability measures, that allows us to act quickly to reduce the risk of consumption of any product which we suspect may be a problem.

In 2003, we engaged a third-party food regulatory consulting firm to assess our food regulatory compliance. This firm focused on our ability to ensure the safety of our food products for human consumption. Based on its review of our regulatory reports and documents, as well as site visits, the consulting firm concluded that no significant food safety issues have been found.

In December 2004, our Potato Products Division initiated a voluntary recall of certain hash brown potato products sold in the retail market. The recall was limited and only one consumer claim has been received. However, we recorded an accrual at December 31, 2004 to cover known and estimated costs of this voluntary recall. In February 2005, the recall matter, as it pertains to federal regulatory oversight, was closed.

In March 2003, Belovo S.A., our egg products joint venture company in Belgium, of which we own 35.63%, notified the Belgian governmental health authorities of a potential processed egg powder contamination issue. Following the notification, production ceased for a month and the egg powders were recalled. The Belgian health authority placed the egg powder in quarantine. As of December 2004, inventory valued at approximately $1.1 million was still considered questionable for sale. The remainder of the quarantined inventory had been released and sold. Belovo’s 2003 financial statements included provisions to cover approximately $5 million of identified risks from the contamination matter. Belovo is pursuing a settlement with its insurance company regarding claims from customers for returned product. The final loss related to this matter has not been determined. Through September 30, 2004, Belovo’s sales had increased 35% from levels for the first nine months of 2003 and profitability had been restored.

We maintain general liability insurance, which includes product liability coverage, which we believe to be sufficient to cover potential product liabilities.

Government Regulation

All of our divisions are subject to federal, state and local government regulations relating to grading,

quality control, product branding and labeling, waste disposal and other aspects of their operations. Our divisions are also subject to USDA and Food and Drug Administration (“FDA”) regulation regarding grading, quality, labeling and sanitary control. The processing plants of our Egg Products Division that break eggs, and some of our other egg processing operations, are subject to continuous on-site USDA inspection. All of our other processing plants are subject to periodic inspections by the USDA, FDA and state regulatory authorities.

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

Environmental Regulation

We are subject to federal and state environmental regulations and requirements, including those governing discharges to air and water, the management of hazardous substances, the disposal of solid and hazardous wastes, and the remediation of contamination. Our environmental management and compliance programs are led by our Director of Environmental Engineering. Additionally, we have an ongoing relationship with an environmental consulting firm, and we use other consultants as may be required. As a result of our efforts, we believe we are currently in material compliance with all environmental regulations and requirements.

We have made, and will continue to make, expenditures to ensure environmental compliance. For example, we have upgraded the wastewater treatment system at our Klingerstown, Pennsylvania facility, we have paid for construction of a wastewater treatment facility in Lenox, Iowa, and we have updated the wastewater system at our egg production facility in Bloomfield, Nebraska. Additionally, we recently commissioned an engineering study for a new wastewater treatment facility in Wakefield, Nebraska.

Many of our facilities discharge wastewater pursuant to wastewater discharge permits. We dispose of our waste from our internal egg production primarily by providing it to farmers for use as fertilizer. We dispose of our solid waste from potato processing by selling the waste to a processor who converts it to animal feed.

Employees

At December 31, 2004, we had 3,897 employees. The Egg Products Division employed 2,790 full-time and 233 part-time employees, none of whom are represented by a union. The Potato Products Division employed 259 persons, 187 of whom were represented by the Bakery, Laundry, Allied Sales Drivers and Warehousemen Union, which is affiliated with the Teamsters. The Refrigerated Distribution Division employed 442 employees, none of whom are represented by a union. Our corporate, sales, distribution and customer service and information systems groups collectively had 173 employees at December 31, 2004. We believe our relations with our employees to be good.

Executive Officers of the Registrant

See Item 10—Directors and Executive Officers of the Registrant.

ITEM 2—PROPERTIES

FACILITIES

Corporate. We maintain leased space for our corporate headquarters in suburban Minneapolis, Minnesota. Leased space within the same building houses the headquarters, financial and administrative service staffs of the egg products and potato products divisions, as well as our customer service, distribution, sales, marketing and information services groups. This lease expires in 2012 and the annual base rent is approximately $750,000.

Egg Products Division. The following table summarizes information relating to the primary facilities of our egg products division:

Location	Principal Use	Size (square feet)	Owned/ Leased	Lease Expiration	Annual Base Rent
Elizabeth, New Jersey(a)	Processing	75,000	Leased	2007	$432,000
Elizabeth, New Jersey(a)	Processing	125,000	Leased	2007	681,000
Bloomfield, Nebraska	Processing	80,000	Owned	—	—
LeSueur, Minnesota	Processing	29,000	Owned	—	—
Wakefield, Nebraska	Processing	380,000	Owned	—	—
Klingerstown, Pennsylvania(b)	Processing and Distribution	139,000	Leased	2017	526,000
Klingerstown, Pennsylvania(b)	Processing and Distribution	19,000	Leased	2017	14,000
Lenox, Iowa	Processing and Distribution	151,000	Owned	—	—
Gaylord, Minnesota	Processing and Distribution	230,000	Owned	—	—
Elizabeth, New Jersey(a)	Sales and Distribution	80,000	Leased	2007	480,000
Bloomfield, Nebraska	Egg Production	619,000	Owned	—	—
Wakefield, Nebraska	Egg Production	658,000	Owned	—	—
LeSueur, Minnesota	Egg Production	345,000	Owned	—	—
Gaylord, Minnesota	Egg Production	349,000	Owned	—	—
Gaylord, Minnesota	Pullet Houses	130,000	Owned	—	—
Wakefield, Nebraska	Pullet Houses	432,000	Owned	—	—
Plainview, Nebraska	Pullet Houses	112,000	Owned	—	—
Winnipeg, Manitoba(c)	Processing	102,000	Leased	2013	506,000
St. Mary’s, Ontario(c)	Processing	42,000	Leased	2012	196,000
Mississauga, Ontario(c)	Distribution	8,000	Leased	2005	56,000
Abbotsford, British Columbia(c)	Sales Office	5,000	Leased	2005	16,000

(a)	There are two five year extensions available on these leases.
(b)	The two five year extensions of these leases have already been accepted.
(c)	There are four five year extensions available on these leases.

The egg products division also owns or leases, primarily for egg production operations, approximately 1,600 acres of land in Nebraska and Minnesota.

Potato Products Division. The potato products division owns a processing plant and land located in Minneapolis, Minnesota, consisting of approximately 175,000 square feet of production area. This division leases a building in North Las Vegas, Nevada, consisting of approximately 31,000 square feet. This lease expires in 2006 and we have the option to extend the lease three successive five year periods. The annual base rent is approximately $330,000.

Refrigerated Distribution Division. The refrigerated distribution division leases administrative and sales offices in suburban Minneapolis and several small warehouses across the United States. The leases expire between 2005 and 2010. The administrative and sales office lease may be extended at our option for five years. The annual base rent for all of the leases is $253,000. The division owns a distribution center located near LeSueur, Minnesota, which is approximately 33,000 square feet. The refrigerated distribution division also owns and operates a 85,000 square foot refrigerated warehouse with offices and a 25,000 square foot cheese packaging facility on a 13 acre site in Lake Mills, Wisconsin.

The total annual base rent of the facilities described above is approximately $4.2 million. The leases for these facilities have varying length terms ranging from month-to-month to 2017. We believe that our owned and leased facilities, together with budgeted capital projects in each of our three operating divisions, are adequate to meet anticipated requirements for our current lines of business for the foreseeable future. All of our owned property is pledged to secure repayment of our senior credit facility.

For additional information on contractual obligations relating to operating leases see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

ITEM 3—LEGAL PROCEEDINGS

In 2000, Sunny Fresh Foods, a division of Cargill, filed a declaratory judgment action in the United States District Court for the District of Minnesota requesting the adjudication of the unenforceability and invalidity of patents exclusively licensed to us by North Carolina State University (see “Item 1—Proprietary Technologies and Trademarks”). The patents cover process and product claims for ultrapasteurized liquid eggs. In August 2003, a jury found the patents to be valid and enforceable, but ruled that Sunny Fresh Foods has not infringed the licensed patents. We have filed an appeal to reverse the non-infringement ruling. The hearing process for the appeal was completed in December 2004. We expect a ruling from the Federal Circuit Court of Appeals in mid-2005, although the timing is uncertain. We also settled litigation regarding infringement of these patents with Rose Acre Farms and Cutler Egg Products in January 2004. These parties are now paying us quarterly royalties for the sub-licensed use of this technology.

On May 11, 2004, the U.S. Environmental Protection Agency (“EPA”) issued “Findings of Violation and Order for Compliance” to the Company in connection with our discharge of wastewater to the municipal treatment facility in Wakefield, Nebraska. The findings alleged that wastewater from our

Wakefield egg processing operations caused interference or process upset at the City’s facility. EPA ordered us to identify interim measures and a long-term proposal for addressing the issues that it had identified. On June 1, 2004, we provided EPA with a proposal for improving the Wakefield facility’s performance and compliance, and we supplemented the proposal on August 16, 2004. Concurrently, and in connection with the same matter, the Nebraska Department of Environmental Quality (“NDEQ”) issued two enforcement documents to us:

(a) On June 23, 2004, NDEQ issued a Notice of Violation alleging that the our wastewater had contributed to upset, interference and pass-through at the City’s wastewater treatment facility. We responded to the Notice of Violation on August 17, 2004.

(b) On June 24, 2004, NDEQ issued a Complaint and Notice for Opportunity for Hearing alleging that our wastewater was causing interference or process upset at our pretreatment facility. On October 27, 2004, we entered into an Administrative Consent Order with NDEQ under which the Company agreed to land-apply certain egg solids rather than sending them to the City of Wakefield’s wastewater treatment facility.

In addition, we are from time to time party to litigation, administrative proceedings and union grievances that arise in the ordinary course of our business, and we occasionally pay small penalties to resolve alleged minor violations of environmental requirements. We do not have any litigation pending that, separately or in the aggregate, would in the opinion of management have a material adverse effect on our results of operations or financial condition.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	Our common equity is not traded in any market. We had one holder of our common equity as of March 15, 2005. No securities are authorized for issuance under equity compensation plans. No unregistered sales of securities were made during 2004.

(b)	Not applicable.

(c)	Not applicable.

ITEM 6—SELECTED FINANCIAL DATA

The following table sets forth selected consolidated historical financial data with respect to the Company, the Predecessor and the 2001 Predecessor. The data presented below was derived from the Company’s, Predecessor’s and 2001 Predecessor’s Consolidated Financial Statements. Due to the Merger, which was accounted for as a purchase, different bases of accounting have been used to prepare the Company and Predecessor Consolidated Financial Statements. The Merger resulted in additional interest expense for new debt incurred and higher depreciation and amortization of property, plant and equipment and other intangible assets recorded. The accompanying 2001 Predecessor Balance Sheet and Statements of Operations data as of and for the three months ended March 31, 2001 were prepared from the historical books and records of the 2001 Predecessor. This information should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere herein and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	COMPANY		PREDECESSOR			2001 PREDECESSOR
	YEAR ENDED DECEMBER 31, 2004	ONE MONTH ENDED DECEMBER 31, 2003	ELEVEN MONTHS ENDED NOVEMBER 30, 2003	YEAR ENDED DECEMBER 31, 2002	NINE MONTHS ENDED DECEMBER 31, 2001	THREE MONTHS ENDED MARCH 31, 2001	YEAR ENDED DECEMBER 31, 2000
STATEMENT OF OPERATIONS DATA
Net sales	$1,313,504	$140,806	$1,184,357	$1,168,160	$885,642	$275,627	$1,080,601
Cost of sales	1,077,126	121,442	973,004	953,333	734,008	227,707	889,138

Gross profit	236,378	19,364	211,353	214,827	151,634	47,920	191,463
Selling, general and administrative expenses	138,258	14,676	106,339	116,444	87,484	27,376	104,657
Transaction expenses	340	7,121	15,377	—	—	11,050	—

Operating profit (loss)	97,780	(2,433)	89,637	98,383	64,150	9,494	86,806
Interest expense	43,285	4,932	41,670	50,179	42,335	3,293	13,206
Loss on early extinguishment of debt	—	—	61,226	—	—	15,513	—
Loss on Dairy disposition	—	—	16,288	—	—	—	—

Earnings (loss) before income taxes	54,495	(7,365)	(29,547)	48,204	21,815	(9,312)	73,600
Income tax expense (benefit)	20,981	(2,836)	(11,397)	18,543	12,000	(3,659)	28,890

Net earnings (loss)	$33,514	$(4,529)	$(18,150)	$29,661	$9,815	$(5,653)	$44,710

AT PERIOD END BALANCE SHEET DATA
Working capital	$60,544	$108,876	$118,750	$59,145	$65,477	$73,459	$78,628
Total assets	1,341,555	1,416,682	844,635	893,022	897,133	619,721	612,904
Long-term debt, including current maturities	750,783	790,076	307,998	511,389	553,094	192,200	198,809
Shareholder’s equity	257,393	287,538	256,384	179,326	152,990	257,151	258,733

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS APPEARING ELSEWHERE IN THIS FORM 10-K. THIS DISCUSSION MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN FORWARD-LOOKING STATEMENTS. SEE “ITEM 1—BUSINESS—FORWARD–LOOKING STATEMENTS.”

General

Overview. We are a leading producer and distributor of specialty egg and refrigerated potato products to the foodservice, retail and industrial ingredient markets. We also distribute refrigerated food items, primarily cheese and other dairy products, to the retail grocery market predominantly in the central United States. We focus our growth efforts on the specialty segments within our food categories and strive to be a market leader in product innovation and low-cost production. Our strategic focus on value-added processing of food products is designed to capitalize on key food industry trends, such as the desire for improved safety and convenience, reduced labor and waste, and growth of food consumption away from home. We believe our operational scale, product breadth and geographic scope make us an attractive and important strategic partner for our customers, which include foodservice distributors, major restaurant chains and industrial ingredient companies. In recent years, our net sales and operating profit, excluding transaction expenses, have each increased as a result of our focus on value-added products, combined with favorable food industry trends, such as an increasing percentage of the total annual spending on food in the U.S. being devoted to eating away from home.

Capital Expenditures. From 1998 through 2004, we invested approximately $266 million in capital expenditures, excluding capital expenditures made in the Dairy Products Division, which was sold in late 2003. More than half of this cumulative amount was used for growth investments to expand our manufacturing capacity for value-added egg products, to upgrade our potato products operations, to improve and expand our distribution centers, to install a new company-wide management information system and to otherwise position ourselves for future growth. These expenditures included the installation of new precooked egg production lines, a new dried egg facility, automated packaging machines and quality control systems. We expect these investments to improve manufacturing efficiencies, customer service and product quality. The remainder of capital spending over the past seven years was on routine major equipment and facilities betterment activities.

Acquisitions/Joint Ventures. We have grown both organically and through acquisitions. Since 1988, we have completed 17 acquisitions and three joint ventures, including the $106 million acquisition of Papetti’s in 1997. The acquisition of Papetti’s significantly increased our Egg Products Division’s market share, scale, geographic scope and product offerings. We have focused in recent years on making small acquisitions that expand our current product offerings and/or geographic scope and broaden our technological expertise. For example, in 2002, we bought the egg products division of Canadian Inovatech, Inc., one of the largest providers of processed egg products in Canada, which greatly expanded our presence in international markets, particularly in the industrial ingredients market.

Commodity Risk Management. Our principal exposure to market risks that may adversely affect our results of operations and financial condition include changes in future commodity prices and interest rates. We seek to minimize or manage these market risks through normal operating and financing activities and through the use of commodity contracts and interest rate swap agreements, where practicable. We do not trade or use instruments with the objective of earning financial gains on commodity prices or interest rate fluctuations, nor do we use instruments where there are not underlying exposures. See “—Market Risk —Commodity Hedging—Commodity Risk Management.”

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

Mergers and Purchase Accounting Effects. In November 2003, we were acquired by an investor group comprised of a private equity firm and a management group through the merger of THL Food Products Co. with and into M-Foods Holdings, Inc. (the “Merger”), with M-Foods Holdings, Inc. being the continuing entity. M-Foods Holdings, Inc. then merged with and into Michael Foods, Inc. (Minn.).

M-Foods Holdings, Inc. continued as the surviving corporation and was immediately thereafter renamed Michael Foods, Inc. (Del.) (the “Company”). The “Predecessor” refers to Michael Foods, Inc. prior to the Merger. In April 2001, the Company was acquired (the “2001 Merger”) by an investor group comprised of two equity sponsors, members of senior management and affiliates of the Michael family. The “2001 Predecessor” refers to Michael Foods, Inc. prior to the 2001 Merger.

The 2003 Merger was accounted for using the purchase method of accounting. Accounting for the Merger using this method may affect our results of operations in certain significant respects. The aggregate Merger consideration, including purchase price adjustments, the assumption of liabilities and estimated transaction expenses, of approximately $1.018 billion was allocated to the tangible and intangible assets acquired and liabilities assumed by us, based upon their respective fair values as of the date of the acquisition. The allocation of the purchase price of the assets acquired in the Merger resulted in a significant increase in our annual depreciation and amortization expense.

Results Of Operations

The following table summarizes the historical results of our divisional operations and such data as a percentage of total net sales for the periods indicated. The financial data presented for the periods below include the results of our Dairy Products Division, which the Predecessor sold effective September 30, 2003. The information contained in this table should be read in conjunction with “Item 6—Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this Form 10-K. The consolidated historical financial data presented below includes our financial data and the financial data of our Predecessor, which was also named Michael Foods, Inc. The financial data presented below for the Predecessor relates to our company and its consolidated subsidiaries for the periods after the 2001 Merger and prior to the acquisition (Merger) of our predecessor in November 2003 by an investor group consisting of affiliates of Thomas H. Lee Partners and members of our management. Due to the Merger, which was accounted for as a purchase, different bases of accounting have been used to prepare our and the Predecessor’s consolidated financial statements. The Merger resulted in additional interest expense for incurred indebtedness and higher depreciation and amortization of fixed assets and other intangible assets recorded.

The financial data below was derived from the Company’s and Predecessor’s audited Consolidated Financial Statements included elsewhere in this document. It is suggested that readers combine 2003 one month (Company) results and 2003 11 months (Predecessor) results for comparability.

	COMPANY				PREDECESSOR
	YEAR ENDED DECEMBER 31, 2004		ONE MONTH ENDED DECEMBER 31, 2003		ELEVEN MONTHS ENDED NOVEMBER 30, 2003		YEAR ENDED DECEMBER 31, 2002
	$	%	$	%	$	%	$	%
STATEMENT OF OPERATIONS DATA:
External net sales:
Egg products division	941,381	71.7	95,591	67.9	730,028	61.7	657,824	56.3
Potato products division	83,838	6.4	8,496	6.0	67,925	5.7	72,170	6.2
Refrigerated distribution division	288,285	21.9	36,719	26.1	241,737	20.4	247,588	21.2
Dairy products division	—	—	—	—	144,667	12.2	190,578	16.3

Total net sales	1,313,504	100.0	140,806	100.0	1,184,357	100.0	1,168,160	100.0
Cost of sales	1,077,126	82.0	121,442	86.2	973,004	82.2	953,333	81.6

Gross profit	236,378	18.0	19,364	13.8	211,353	17.8	214,827	18.4
Selling, general and administrative expenses	138,258	10.5	14,676	10.4	106,339	9.0	116,444	10.0
Transaction expenses	340	—	7,121	5.1	15,377	1.2	—	—

Operating profit (loss):
Egg products division	87,116	6.7	3,972	2.8	74,575	6.3	71,717	6.1
Potato products division	6,895	0.5	905	0.6	8,452	0.7	10,832	0.9
Refrigerated distribution division	13,171	1.0	913	0.7	15,510	1.3	13,744	1.2
Dairy products division	—	—	—	—	11,918	1.0	9,918	0.8
Corporate	(9,402)	(0.7)	(8,223)	(5.8)	(20,818)	(1.7)	(7,828)	(0.6)

Total operating profit (loss)	97,780	7.5	(2,433)	(1.7)	89,637	7.6	98,383	8.4

Interest expense, net	43,285	3.3	4,932	3.5	41,670	3.5	50,179	4.3

Net earnings (loss)	33,514	2.6	(4,529)	(3.2)	(18,150)	(1.5)	29,661	2.5

Results for the Year Ended December 31, 2004 Compared to Combined Results for the Year Ended December 31, 2003

Net Sales. Net sales for the year ended December 31, 2004 decreased $11.7 million, or approximately 1%, to $1,313.5 million from $1,325.2 million for the year ended December 31, 2003. Adjusting for the 2003 sale of the Dairy Products Division, net sales increased 11% in 2004. The strongest divisional sales growth occurred in the Egg Products Division, which recorded a 14% external net sales increase. External net sales growth of 10% and 4% was recorded by the Potato Products and Refrigerated Distribution divisions, respectively.

Egg Products Division Net Sales. Egg Products Division external net sales for the year ended December 31, 2004 increased $115.8 million, or 14%, to $941.4 million from $825.6 million for the year ended December 31, 2003. External net sales increased for most products lines, with double-digit unit sales growth in all higher-value-added products and increased pricing in virtually all product lines. Consistent with our strategy to emphasize value-added egg product sales and diminish commodity sensitive sales, shell egg unit sales declined by 26% in 2004. During 2004, shell egg prices decreased by approximately 6%, as reported by Urner Barry, resulting in mixed pricing for market-sensitive products. Sales of higher value-added egg products represented approximately 58% of the Egg Products Division’s external net sales in 2004 compared with 56% in 2003. Sales diminished for our most commodity-sensitive products – short shelf-life liquid and shell eggs. Industrial lines showed relatively flat, or reduced, unit sales in 2004 compared to 2003 levels.

Potato Products Division Net Sales. Potato Products Division external net sales for the year ended December 31, 2004 increased $7.4 million, or 10%, to $83.8 million from $76.4 million for the year ended December 31, 2003. This increase was primarily attributable to strong unit sales growth for foodservice refrigerated potato products, which increased approximately 8% from 2003 levels. Retail unit sales increased approximately 2%. Sales to new customers, growth in sales to existing customers, increased marketing and new product introductions all contributed to the sales increase. Approximately 61% of the Division’s 2004 net sales were to the foodservice market, with 39% to the retail market. Pricing in both market segments was slightly higher in 2004 than in 2003.

Refrigerated Distribution Division Net Sales. Refrigerated Distribution Division external net sales for the year ended December 31, 2004 increased $9.8 million, or 4%, to $288.3 million from $278.5 million for the year ended December 31, 2003. This increase was due, in part, to higher sales for branded cheese. However, overall, the Division’s unit sales declined in 2004 from 2003 levels. Increased product placements and stores served helped moderate the unit sales decrease. Inflation contributed to the divisional sales increase, with significantly higher market prices prevailing for cheese and butter.

Gross Profit. Gross profit for the year ended December 31, 2004 increased $5.7 million, or approximately 2%, to $236.4 million from $230.7 million for the year ended December 31, 2003. Gross profit in 2003 included nine months of Dairy Products results. Our gross profit margin was 18% of net sales for 2004, compared with 17% for 2003. The increase in gross profit margin was due to increased gross profit margins from egg products. Increased 2004 gross profit margins from market-sensitive egg products more than offset egg sourcing costs that were higher in 2004 than in 2003 and significantly higher transportation costs than in 2003.

Selling General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2004 increased $17.3 million, or 14%, to $138.3 million from $121.0 million for the year ended December 31, 2003. Selling, general and administrative expenses increased to 11% of net sales in 2004 versus 9% for 2003. Salaries, wages and employee benefits costs increased year-over-year as well. Additionally, amortization was approximately $14.3 million higher in the 2004 period compared to the 2003 period due to amortization of our customer relationship intangible assets recorded in purchase accounting related to the Merger.

Operating Profit. Operating profit for the year ended December 31, 2004 increased $10.6 million, or approximately 12%, to $97.8 million from $87.2 million for the year ended December 31, 2003. This increase is attributable to a notable increase in Egg Products operating profits and a significant reduction in Corporate expenses, as 2003 included transaction expenses recorded by us and our Predecessor of $22.5 million. These factors more than offset the absence of nearly $12 million of Dairy Products operating profits recorded in 2003 prior to that division’s sale.

Egg Products Division Operating Profit. Egg Products Division operating profit for the year ended December 31, 2004 increased $8.6 million, or 11%, to $87.1 million from $78.5 million for the year ended December 31, 2003. Operating profit for higher value-added egg products decreased by $4.0 million, or 7%, from 2003, reflecting increased operating costs, largely driven by higher grain, transportation and energy costs, and record high egg white costs. While we experienced higher operating expenses, we were limited in our ability to pass-through price increases due to the longer-term fixed price nature of our customer contracts. Operating profits from other egg products rose significantly from 2003 levels, reflecting favorable market-driven pricing. Shell egg profitability declined significantly in 2004 from 2003 levels, reflecting lower Urner Barry pricing levels. The 2004 period included approximately $2.0 million related to amounts received under patent infringement settlements and the 2003 period included approximately $4.3 million related to legal settlements regarding vendor price collusion. We also had other expense of approximately $0.5 million in both 2004 and 2003 related to our investment in Belovo S.A. Also, the Division incurred unusual operating expenses in 2004 related to the handling of wastewater, particularly at the Wakefield, NE location (see Item 3 – LEGAL PROCEEDINGS).

Potato Products Division Operating Profit. Potato Products Division operating profit for the year ended December 31, 2004 decreased $2.5 million, or 26%, to $6.9 million from $9.4 million for the year ended December 31, 2003. This decrease reflected break-even operations in the foodservice business in 2004, compared to a profit in 2003. Also, only modest sales volume growth and higher costs in our more profitable retail operations resulted in a decrease in that sector’s profitability. Part of the higher costs in our retail business related to a re-launch of our core Simply Potatoes® line in the fall of 2004. Also, the Division initiated a voluntary recall of certain hash brown potato products sold in the retail market in late 2004. An accrual was recorded at December 31, 2004 to cover known and estimated costs of the voluntary recall.

Refrigerated Distribution Division Operating Profit. Refrigerated Distribution Division operating profit for the year ended December 31, 2004 decreased $3.2 million, or 20%, to $13.2 million from $16.4 million for the year ended December 31, 2003. Operating profit declined due, in part, to higher market prices for raw materials for our key product line, cheese, which we were unable to pass on entirely to our customers.

Combined Results for the Year Ended December 31, 2003 Compared to Predecessor’s Results for the Year Ended December 31, 2002

Net Sales. Net sales for the year ended December 31, 2003 increased $157.0 million, or approximately 13%, to $1,325.2 million from $1,168.2 million for the year ended December 31, 2002. The strongest divisional sales growth occurred in the Egg Products Division, which recorded a 26% external net sales increase. External net sales growth of 6% and 13% was recorded by the Potato Products and Refrigerated Distribution divisions, respectively. 2003 was a 53-week year, which added nearly 2% to annual net sales.

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

Gross Profit. Gross profit for the year ended December 31, 2003 increased $15.9 million, or approximately 7%, to $230.7 million from $214.8 million for the year ended December 31, 2002. Our combined gross profit margin was 17% of net sales for 2003, compared with 18% for 2002. The decrease in gross profit margin was due to decreased gross profit margins from egg products. Egg sourcing costs were higher in 2003 than in 2002, reflecting higher feed costs and much higher open market, and market-based contracted, egg costs.

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

Seasonality and Inflation

Our consolidated quarterly operating results are affected by the seasonal fluctuations of our net sales and operating profits. Specifically, shell egg prices typically rise seasonally in the first and fourth quarters of the year due to increased demand during holiday periods. Consequently, net sales in the Egg Products Division may increase in the first and fourth quarters. Generally, the Refrigerated Distribution Division has higher net sales and operating profits in the fourth quarter, coinciding with incremental consumer demand during the holiday season. Operating profits from the Potato Products Division are less seasonal, but tend to be higher in the second half of the year coinciding with the potato harvest. Net sales and operating profits from the divested Dairy Products Division typically were significantly higher in the second and third quarters due to increased consumption of ice cream products during the summer months. In recent years, other than fluctuations in raw material costs, largely related to short-term supply and demand variances, inflation has not been a significant factor in our operations. Inflation is not expected to have a significant impact on our business, results of operations or financial condition since we can generally offset the impact of inflation through a combination of productivity gains and price increases.

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

Cash flow provided by operating activities was $121.6 million for the year ended December 31, 2004, compared to a combined $107.5 million for the Company and the Predecessor for the year ended December 31, 2003. This increase in our cash flow provided by operating activities is primarily attributable to earnings growth and working capital management. Cash flow provided by combined operating activities was $107.5 million for the year ended December 31, 2003, compared to $83.0 million for the Predecessor for the year ended December 31, 2002. The increase in cash flow provided by operating activities from 2002 to 2003 was primarily attributable to an increase in accrued liabilities.

In the third quarter of 2004, our immediate parent, M-Foods Holdings, Inc., paid a dividend in the amount of approximately $98.1 million to our ultimate parent, Michael Foods Investors LLC, with the proceeds of an offering of its $100 million 9.75% Senior Discount Notes due October 1, 2013. As the wholly-owned subsidiary of M-Foods Holdings, Inc., we are responsible for servicing these notes. We then issued dividends in the amount of approximately $70.1 million to M-Foods Holdings, Inc. in the fourth quarter of 2004. The dividends were subsequently distributed to Michael Foods Investors LLC. Michael Foods Investors LLC includes members of our management. We now expect to use excess cash flow primarily to reduce debt levels in the coming years, unless there is acquisition activity.

As a result of the Merger, in 2003 we incurred approximately $780.0 million of long-term debt, including $495.0 million of borrowings under our senior credit facility, $135.0 million of borrowings under a senior unsecured term loan facility and $150.0 million from the issuance of 8% senior subordinated notes due 2013. The senior credit facility that we entered into in connection with the Merger currently provides a $100.0 million revolving credit facility maturing in 2009 and a $495.0 million term loan facility maturing in 2010. The senior unsecured term loan facility of $135.0 million matures in 2011. The senior credit facility (a/k/a “credit agreement”) and senior unsecured term loan agreement were amended as of September 17, 2004 (please see our Form 8-K of September 22, 2004; incorporated by reference herein).

In 2003, we used borrowings under the term loan facility of our senior credit facility, borrowings under the senior unsecured term loan facility and the net proceeds of the offering of the 8% senior subordinated notes to consummate the Merger transactions (including repayment in full of our then existing credit facility and substantially all of the Predecessor’s 11.75% senior subordinated notes due 2011), to pay fees and expenses incurred in connection with the transactions, and to provide for working capital and other general corporate purposes.

As a result of the Merger, we continue to have substantial annual cash interest expenses. Our senior credit facility requires us to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the senior credit facility, the senior unsecured term loan facility and the indenture relating to the 8% senior subordinated notes due 2013 contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in these agreements. Our failure to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on our results of operations, financial position and cash flow. In general, the debt covenants limit our discretion in the operation of our businesses. We were in compliance with all of the covenants in the credit agreement, the senior unsecured term loan agreement, and the indenture as of December 31, 2004.

The following is a calculation of our minimum interest coverage and maximum leverage ratios under our credit facility. The terms and related calculations are defined in the credit facility agreement which was included as Exhibit 10.1 of our Form S-4 Registration Statement dated May 19, 2004. The covenant calculations for 2003 were completed by combining the Company’s one month operations ended December 31, 2003 and the Predecessor’s eleven months of operations ended November 30, 2003. In accordance with the terms of our credit agreement, we also excluded the operations of the Dairy Products Division from the 2003 period.

	Year Ended December 31,
	2004		2003
	(in thousands)
Calculation of Interest Coverage Ratio:
Consolidated EBITDA (1)	$172,940		$158,445
Consolidated Cash Interest Expense (2)	41,976		42,838
Actual Interest Coverage Ratio (3)	4.12	x	3.70	x
Minimum Permitted Interest Coverage Ratio	2.10	x	2.10	x
Calculation of Leverage Ratio:
Funded Indebtedness (4)	$764,302		$803,804
Less: Cash and equivalents	(31,816)		(45,594)

	732,486		758,210
Consolidated EBITDA (1)	172,940		158,445
Actual Leverage Ratio (5)	4.24	x	4.79	x
Maximum Permitted Leverage Ratio	5.95	x	5.95	x

(1)	Consolidated EBITDA is defined in our senior credit facility as follows:

	Year Ended December 31,
	2004	2003
	(in thousands)
Net earnings (loss)	$33,514	$(22,679)
Interest expense, excluding amortization of debt issuance costs	40,052	42,667
Amortization of debt issuance costs	2,046	3,986
Income tax (benefit)	20,981	(14,233)
Depreciation and amortization	66,857	52,296
Equity sponsor management fee (a)	1,500	1,312
Industrial revenue bonds related expenses (b)	938	777
Other non-recurring charges related to acquisition accounting (c)	2,677	5,346
Transaction expenses (d)	340	22,498
Loss on early extinguishment of debt	—	61,226
Loss on Dairy Division disposition	—	16,288
Dairy Division net earnings	—	(6,540)
Income tax expense related to Dairy Division	—	(4,100)
Corporate costs allocated to the Dairy Division	—	(1,280)
Other (e)	4,035	881

Consolidated EBITDA, as defined in our senior credit facility	$172,940	$158,445

(a)	Reflects management fees paid to equity sponsors.
(b)	Reflects fees associated with industrial revenue bonds guaranteed by certain of our subsidiaries.
(c)	Reflects loss associated with SFAS 141 purchase accounting primarily for inventories.
(d)	Reflects expenses incurred in connection with our Merger.

(e)	Reflects the following:

	2004	2003
Equity (earnings) losses of unconsolidated subsidiaries	$460	$482
Losses (gains) from the sale of assets not in the ordinary course of business	879	—
Preferred return on deferred compensation	1,771	232
Letter of credit fees	152	167
Fees and expenses in connection with the exchange of the Senior Subordinated Notes for registered notes	291	—
Other non-recurring charges	482	—

	$4,035	$881

(2)	Consolidated cash interest expense for the twelve-month period ended December 31, as calculated in our senior credit facility, was as follows (in thousands):

	2004	2003
Interest expense, net	$43,285	$46,602
Interest income	737	222

Gross interest expense	44,022	46,824
minus:
Amortization of debt issuance costs	2,046	3,986

Consolidated cash interest expense	$41,976	$42,838

(3)	Represents ratio of consolidated EBITDA to consolidated interest expense.

(4)	Funded Indebtedness as of December 31, was as follows (in thousands):

	2004	2003
Term loan facility	$455,050	$495,000
Senior unsecured term loan facility	135,000	135,000
8% senior subordinated notes	150,000	150,000
Insurance bonds	878	806
Guarantee obligations (see Debt Guarantees described below)	6,152	6,433
Capital leases	6,941	7,039
Standby letters of credit (primarily with our casualty insurance carrier, Liberty Mutual)	6,489	6,489
Funded indebtedness of Trilogy Egg Products, Inc.	3,540	2,803
Other	252	234

	$764,302	$803,804

(5)	Represents ratio of funded indebtedness less cash and equivalents to consolidated EBITDA.

The aggregate maturities of our long-term debt, our lease commitments and our long-term purchase commitments for the years subsequent to December 31, 2004, are as follows:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$743,842	$18	$7,001	$9,334	$727,489
Capital lease obligations	6,941	633	1,572	1,795	2,941
Operating leases	22,053	4,128	5,840	3,589	8,496
Purchase obligations (2)	786,933	177,267	301,742	209,676	98,248
Deferred compensation	14,080	0	0	0	14,080
Interest on fixed rate debt	108,000	12,000	24,000	24,000	48,000

Total	$1,681,849	$194,046	$340,155	$248,394	$899,254

(1)	Does not include variable interest.
(2)	A substantial portion relates to egg contracts. Estimates of future open market egg prices and feed costs were used to derive these figures. Approximately $677.6 million of these purchase obligations are subject to market risks due to fluctuations in market pricing.

As discussed above, we have a credit agreement with various lenders, including commercial banks, other financial institutions and investment groups, which expires in 2009 and 2010 and provides credit facilities which originally provided $595 million. Within these credit facilities there is a $100 million revolving line of credit. As of December 31, 2004, approximately $455 million was outstanding under the credit agreement, plus approximately $6.5 million was used under the revolving line of credit for letters of credit. After paying our stockholder approximately $70.1 million in dividends in 2004, we made a voluntary repayment of $35 million under the credit agreement in late December 2004. Also, largely the same lender group provided us with a $135 million senior unsecured term loan agreement, which expires in 2011. All available funds from the senior unsecured term loan agreement were borrowed at the time of the Merger and are still outstanding. The weighted average interest rate for our borrowings under the credit agreement and the unsecured term loan was approximately 5.5% at December 31, 2004. Given our business trends and cash flow forecast, we do not anticipate any use of the revolving line of credit during 2005, except for letters of credit purposes. However, it is possible that one or more acquisitions could arise, which could result in much of the revolving line of credit being utilized at some point.

We may repurchase from time to time a portion of our senior subordinated notes, subject to market conditions and other factors. No assurance can be given as to whether or when, or at what prices, such repurchases may occur. Any such repurchases would be limited by certain restrictions found in our credit agreement and in the indenture governing the subordinated notes. The indenture requires the Company to pay certain amounts, as set forth in the indenture, if repurchases occur before the specified dates.

Our ability to make payments on and to refinance our debt, including the senior subordinated notes, and to fund planned capital expenditures will depend on our ability to generate sufficient cash in the future. This, to some extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We believe that, based on current levels of operations, we will be able to meet our debt service obligations when due. Significant assumptions underlie this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. If our future cash flows from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the notes, on or before maturity. We can provide no assurances that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including the senior subordinated notes, our senior credit facility and our senior unsecured term loan may limit our ability to pursue any of these alternatives.

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

Capital Spending

We invested approximately $37.7 million in capital expenditures in 2004. We and the Predecessor invested approximately $30.0 million in capital expenditures in 2003 and the Predecessor made capital investments of approximately $27.4 million in 2002. Capital expenditures each year mainly related to expanding capacity for value-added products, to expand warehouse space for all of our divisions, and the upgrading of computer technology. Also, during 2002, the Predecessor purchased substantially all of the egg-related assets of Canadian Inovatech Inc. for approximately $18 million. Capital expenditures in 2004, 2003 and 2002 were funded from cash flow from operations and borrowings under credit facilities.

We plan to spend approximately $46 million in total capital expenditures for 2005, which will be used to maintain existing production facilities, expand refrigerated warehouse capacity, and to expand production capacity for value-added products, such as specialty egg products. This spending will be funded from operating cash flow, plus available capacity under our revolving line of credit, if need be.

Debt Guarantees

We have guaranteed, through our Waldbaum subsidiary, the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of three municipalities where we have food processing facilities. The repayment of these bonds is funded through the wastewater treatment charges paid by us. However, should those charges not be sufficient to pay the bond payments as they become due, we have agreed to pay any shortfall. The remaining principal balance of these bonds at December 31, 2004 was approximately $6.2 million.

Insurance

In general, our insurance costs have increased over the past three years. The insurance industry trends toward significantly higher premiums were accelerated by global geo-political events in 2001. Regarding our largest insurance programs, in 2004 our property insurance premiums declined from 2003 levels, while our casualty insurance premiums rose from 2003 levels. We expect a further decline in property insurance premiums and a flattening of casualty insurance premiums in 2005, based upon counsel from our brokers. We have also experienced, and expect to continue to experience, rising premiums for our portion of health and dental insurance benefits offered to our employees, although the past three years we have succeeded in maintaining such increases below prevailing market rates.

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

When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of an impairment, we measure any potential impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. The evaluation of fair value requires the use of projections, estimates and assumptions as to the future performance of the operations in performing a discounted cash flow analysis as well as assumptions regarding sales and earning multiples that would be applied in comparable acquisitions in the industry. We assess our goodwill for impairment issues annually.

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

Accruals for Insurance

We are primarily self-insured for our medical and dental liability costs. We maintain high deductible insurance policies for our workers compensation, general liability and automobile liability costs. It is our policy to record our self-insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported. Any projection of losses concerning medical, dental, workers compensation, general liability and automobile liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

Financial Instruments

We use derivative financial instruments to manage our exposure to various market risks, including certain interest rate, cheese, grain and feed costs. The fair value of these derivative financial instruments is based on estimated amounts which may fluctuate with market conditions.

Income Taxes

Income tax expense involves management judgment as to the ultimate resolution of any tax issues. Historically, our assessments of the ultimate resolution of tax issues have been reasonably accurate. The current open issues are not dissimilar from historical items.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and issued a revised interpretation in December 2003 (FIN 46R). FIN 46R requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46R must be applied for periods ending after March 15, 2004, and was effective immediately for all variable interest entities created after January 31, 2003. We do not have ownership in any variable interest entities and the adoption of FIN 46R had no impact on our financial condition or results of operations in 2004.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement, required effective January 1, 2006, will not have a significant effect on the Company’s financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29.” This statement amends APB Opinion No.29 and is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning June 15, 2005. The adoption of this statement, required effective July 1, 2005, will have no effect on the Company’s financial condition or results of operations.

On December 16, 2004, the FASB issued SFAS 123(R), “Share Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based award granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company is currently assessing the impact of adopting SFAS No. 123(R) to its consolidated results of operations.

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

In order to reduce the impact of changes in commodity prices on our operating results, we have developed a risk management strategy that includes the following elements:

•	We hedge a significant percentage of our grain commodity requirements, targeting to have, on average, any given forward 12 month period’s grain-for-feed needs 50% covered. This covers both internal egg production and third-party egg procurement contracts that are priced based on grain prices, which collectively account for approximately 65% of our egg requirements. This activity protects against unexpected increases in grain prices and provides predictability with respect to a portion of future raw materials costs. Hedging can diminish the opportunity to benefit from the improved margins that would result from an unanticipated decline in grain prices.

•	We seek to align our procurement and sales volumes by matching the percentage of variable pricing contracts with our customers and the percentage of raw materials procured on a variable basis. This matching of our variable priced procurement contracts with that of variable priced sales contracts provides us with a natural hedge during times of grain and egg market volatility. As part of this effort, we are attempting to transition customers to variable pricing contracts that are priced off the same index used to purchase shell and liquid eggs. These efforts have generally been successful over the past two years.

•	We have negotiated agreements with certain of our fixed price customers which allow us to raise prices by giving 30 to 60 days notice in response to increased commodity prices. The majority of these contracts are with major broad-line foodservice distributor customers who are generally less sensitive to price increases because their customers purchase food products from them on a cost-plus basis.

•	We are continuing to transition customers from lower value-added egg products to higher margin, higher value-added specialty products. These products are less sensitive to fluctuations in underlying commodity prices because the raw material component is a smaller percentage of total cost and we generally have the ability to pass through certain cost increases related to our higher value-added egg products to customers. This transition to higher value-added specialty products has taken place gradually over the past 5-10 years.

The following table is a sensitivity analysis that estimates our exposure to market risk associated with corn and soybean meal futures contracts. The notional value of commodity positions represents the notional value of the corn and soybean meal futures contracts for the year ended December 31, 2004. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in commodity prices (amounts in thousands).

	Notional value	Market risk
Corn futures contracts:
Highest position	$51,425	$5,142
Lowest position	11,234	1,123
Average position	30,842	3,084
Soybean meal futures contracts:
Highest position	$24,708	$2,471
Lowest position	14,864	1,486
Average position	19,845	1,985

During 2003, we began using forward buy contracts to cover a portion of our Crystal Farms branded cheese procurement needs. At December 31, 2004, we had outstanding 2005 forward buy cheese contracts covering approximately 25 million pounds, or approximately 34% of our estimated 2005 requirements. The potential loss in fair market value of these contracts resulting from a 10% adverse change in the underlying commodity prices would be approximately $3.8 million.

Additionally, we hedge some of our natural gas requirements for producing our products by fixing the price for a portion of our natural gas usage. At December 31, 2004, the fair market value of such fixed price purchases was approximately $74,000. These monthly purchases have been made for February and March 2005 and cover approximately 42% of our estimated usage requirements during that period, or approximately 8% of our annual needs. The potential loss in fair market value of these contacts resulting from a 10% adverse change in the underlying commodity prices would be approximately $7,400.

Also, we partially mitigate the risk of variability of our transportation-related fuel costs through the use of home heating oil futures contracts from time to time. We had no such hedges in place as of December 31, 2004.

Interest Rates

Due to our Merger, we have fixed rate debt of $150 million, which we believe had a fair value of approximately the same amount as of the end of 2004. The market risk related to this fixed rate debt, which represents the impact on the fair value from a hypothetical 100 basis point change in interest rates, is $1.5 million. Our credit agreement debt obligations of approximately $455 million carry a variable rate of interest. We believe the fair value of this debt approximated $455 million as of the end of 2004. We also have $135 million borrowed under a senior unsecured term loan agreement with largely the same lenders who are party to the credit agreement. The interest paid on these obligations floats with market changes in interest rates, though a majority of the credit agreement debt, and all of the unsecured term loan debt, is presently tied to one year Eurodollar rates.

As part of our risk management strategy, we have entered into a 6% interest cap arrangement that corresponds with the interest payment terms on $210 million borrowed under the variable portion of our credit agreement for a one-year period starting in November 2004, then declining to $180 million for one year starting in November 2005. As such, the market risk related to these interest rate caps using the same assumption as above would initially be $2.1 million.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk, above.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes and schedules required by this Item are set forth in Part IV, Item 15 herein.

ITEM 9—CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

(a) Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2004. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2004.

(b) There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f)

and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

We do not have any information that was required to be reported on Form 8-K during the fourth quarter that was not reported.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Michael Foods is a wholly-owned subsidiary of M-Foods Holdings, Inc., a corporation owned by Michael Foods Investors, LLC, whose members include affiliates of Thomas H. Lee Partners, L.P. and members of our senior management. Each member of the management committee of Michael Foods Investors, LLC is also a director of Michael Foods (except for Charles Weil).

The names of the executive officers and directors of Michael Foods, and their ages and positions, are as follows:

Name	Age	Position
Gregg A. Ostrander (2)	52	President, Chief Executive Officer and Chairman
James D. Clarkson	52	Chief Operating Officer
John D. Reedy	59	Executive Vice President, Chief Financial Officer
James G. Mohr	53	Senior Vice President – Supply Chain
Mark D. Witmer	47	Treasurer and Secretary
Mark B. Anderson	44	President—Refrigerated Distribution Division
Todd M. Abbrecht (1)	36	Director
Anthony J. DiNovi (2)	42	Director
Jerome J. Jenko (1)	67	Director
Charles D. Weil (1)	60	Director
Kent R. Weldon (2)	37	Director

(1)	Members of our Audit Committee
(2)	Members of our Compensation Committee

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

James D. Clarkson is our Chief Operating Officer, a position he was appointed to in 2004. Prior to this appointment, Mr. Clarkson was President of our Potato Products and Refrigerated Distribution divisions, positions he held since 1995 and 2002, respectively. Mr. Clarkson joined us in 1994 as Vice President and General Manager of Crystal Farms, a subsidiary of our Refrigerated Distribution Division. Prior to joining us, Mr. Clarkson worked at Lykes Pasco, a food company, as an Industrial Engineer and Warehouse Manager for three years, at Pillsbury/Green Giant, a food company, as Production Superintendent for four years and in various assignments with Armour Swift-Eckrich, most recently as Vice President and General Manager of the Armour Business, a food company.

John D. Reedy is our Executive Vice President and Chief Financial Officer and has held these positions since 2000. From 1988 to 2000, Mr. Reedy was our Vice President—Finance and Chief Financial Officer. Prior to joining Michael Foods in 1988, Mr. Reedy was at Grant Thornton LLP, an accounting firm, for 18 years, most recently as an Audit Partner.

James G. Mohr is our Senior Vice President—Supply Chain and has held that position since 2004. From 1996 to 2003, Mr. Mohr was our Vice President—Supply Chain. Mr. Mohr has served us in various transportation and logistics management positions since 1994.

Mark D. Witmer is our Treasurer and Secretary. Mr. Witmer has held the former position since 2003 and the latter since 2001. Mr. Witmer joined Michael Foods as the Director of Corporate Communications in 1989. From 1986 to 1989, prior to joining us, Mr. Witmer was a Partner and research analyst at Wessels, Arnold & Henderson, an institutional brokerage firm.

Mark B. Anderson is the President of our Refrigerated Distribution Division, a position he has held since 2004. From 2002 to 2003, Mr. Anderson served as Vice President/General Manager of the division. From 1998 – 2002 Mr. Anderson held various business development and general manager positions within the Division.

Todd M. Abbrecht has been a director of Michael Foods since November 2003 following the consummation of the Merger. Mr. Abbrecht is a Managing Director of Thomas H. Lee Partners, L.P., where he has been employed since 1992. Prior to Thomas H. Lee Partners, L.P., Mr. Abbrecht held a position in the mergers and acquisitions department of Credit Suisse First Boston. Mr. Abbrecht is a director of Simmons Bedding Company, a bedding products manufacturer and distributor, Warner Chilcott Corporation, a specialty pharmaceutical company, and National Waterworks, Inc., a distributor of water and wastewater transmission products.

Anthony J. DiNovi has been a director of Michael Foods since November 2003 following the consummation of the Merger. Mr. DiNovi is Co-President of Thomas H. Lee Partners, L.P., where he has been employed since 1988. Prior to Thomas H. Lee Partners, L.P., Mr. DiNovi held various positions in the corporate finance departments of Goldman, Sachs & Co. and Wertheim Schroder & Co., Inc. Mr. DiNovi is a director of American Media, Inc., a personality journalism publisher, Endurance Specialty Holdings, Inc. a fire, marine and casualty insurance company, National Waterworks, Inc. a distributor of water and wastewater transmission products, US LEC Corporation, a voice, data and Internet services provider, and Vertis, Inc., a provider of advertising, media, and marketing solutions, and various private corporations.

Jerome J. Jenko has been a director and a member of the management committee of M-Foods Investors since 2001 and a director of Michael Foods since 1998. Mr. Jenko had been a director and a member of the management committee of M-Foods Investor LLC, our Predecessor’s parent, prior to the 2003 Merger. He has been a Senior Advisor with Goldsmith, Agio, Helms and Company, an investment banking firm, since 1997. Mr. Jenko is a director of Ocean Spray Cranberries, Inc., a cranberry growing and processing cooperative, and Metris Companies, Inc., a financial products and services company.

Charles D. Weil has been a director of Michael Foods since July 2004. He is President and Chief Executive Officer of M. A. Gedney Company (“Gedney”). Previously, he was Acting President and Chief Executive Officer of Gedney from February 2003 – October 2003. Prior to joining Gedney, Mr. Weil was founder and Chief Executive Officer of C.E.O. Advisors, Inc., a consulting company, from January 2001 – February 2003, and was President and Chief Operating Officer of Young America Corporation, a fulfillment and customer service company, from 1993 – 2000.

Kent R. Weldon has been a director of Michael Foods since November 2003 following the consummation of the Merger. Mr. Weldon is a Managing Director of Thomas H. Lee Partners, L.P, where he has been employed since 1991. Prior to Thomas H. Lee Partners, L.P., Mr. Weldon held a position in the corporate finance department of Morgan Stanley & Co. Incorporated. Mr. Weldon is a director of FairPoint Communications, Inc., a communications services provider, Nortek, Inc., a manufacturer and distributor of building products, Progressive Moulded Products, Ltd., a manufacturer and supplier of automotive parts, and Syratech Corporation, a manufacturer and distributor of seasonal products for home entertaining and decoration.

Audit Committee

The Board of Directors has a standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)). The members of the Audit Committee are Jerome J. Jenko, Chairman, Todd M. Abbrecht and Charles D. Weil.

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

Code of Ethics

We have a Business Conduct Policy, which applies to all of our employees. We have determined that this policy complies with Item 406 of Regulation S-K. We will provide, without charge, a copy of the Business Conduct Policy to any person who so requests in writing. Written requests may be made to Michael Foods, Inc., 301 Carlson Parkway, Suite 400, Minnetonka, Minnesota 55305, attention: Secretary. Our Internet website at www.michaelfoods.com also contains the Business Conduct Policy.

ITEM 11—EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our chief executive officer and each of our four most highly compensated executive officers, referred to as the named executive officers, during each of the last three fiscal years.

Summary Compensation Table

Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Securities Underlying Options(1)	All Other Compensation(2)
Gregg A. Ostrander Chairman, President and Chief Executive Officer	2004 2003 2002	$733,000 682,500 650,000	$733,000 665,438 520,000	2,160 7,784 —	$15,932 13,433 13,654

John D. Reedy Executive Vice President and Chief Financial Officer	2004 2003 2002	418,000 310,000 295,000	418,000 299,150 218,300	766 2,773 —	14,940 14,267 14,557

James D. Clarkson Chief Operating Officer	2004 2003 2002	418,000 310,000 295,000	418,000 299,150 218,300	766 2,648 —	12,437 8,676 10,580

Mark B. Anderson President—Refrigerated Distribution Division	2004 2003 2002	185,000 162,693 143,538	185,000 117,448 77,410	135 400 —	8,151 8,105 8,091

James G. Mohr Senior Vice President—Supply Chain	2004 2003 2002	199,789 186,846 175,000	149,841 134,880 95,148	261 773 —	10,217 10,377 10,487

(1)	Our parent (M-Foods Holdings, Inc.) issued stock options to certain named executive officers in 2003 and 2004. 2003 figures also include option grants made by the Predecessor’s parent.
(2)	Reflects the value of contributions made under the retirement savings plan and the value of life insurance premiums paid by us.

Note: All the above amounts exclude any deferred compensation arrangements with our and the Predecessor’s parent company.

The following table sets forth information concerning individual grants of stock options (whether or not in tandem with SARs), and freestanding SARs (including options and SARs that subsequently have been transferred) made during the last completed fiscal year by our parent to each of the named executive officers:

Option/SAR Grants in Last Fiscal Year

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Number of Securities Underlying Options/SARs Granted (#)	Percentage of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	5% ($)	10% ($)

Gregg A. Ostrander	2,160	29.0%	$626.99	11-20-13	$851,710	$2,158,402
John D. Reedy	766	10.3	626.99	11-20-13	302,041	765,433
James D. Clarkson	766	10.3	626.99	11-20-13	302,041	765,433
Mark B. Anderson	135	1.8	626.99	11-20-13	53,232	134,900
James G. Mohr	261	3.5	626.99	11-20-13	102,915	260,807

There were no options exercises in 2004.

Employment Agreements

General Provisions. The employment agreement with Gregg A. Ostrander provides for a term of two years beginning on the closing date of the Merger, subject to automatic one year extensions beginning with the second anniversary of the closing of the transactions. The Ostrander employment agreement provides that Mr. Ostrander’s employment (i) shall terminate automatically upon his death or disability, (ii) may terminate at the option of the Company with or without cause and (iii) may terminate at the option of Mr. Ostrander for good reason. The Ostrander employment agreement provides that Mr. Ostrander will receive an annual base salary of at least $715,000 and that he will participate in certain bonus arrangements, long-term incentive plans and employee benefit plans of Michael Foods. For 2005, Mr. Ostrander may receive up to 100% of his salary as an incentive bonus under the Michael Foods, Inc. Executive Officers Incentive Plan. Mr. Ostrander is subject to a noncompetition covenant and a nonsolicitation provision.

The employment agreement with John D. Reedy provides for a term of two years beginning on the closing date of the Merger, subject to automatic one year extensions beginning with the second anniversary of the closing of the transactions. The Reedy employment agreement provides that Mr. Reedy’s employment (i) shall terminate automatically upon his death or disability, (ii) may terminate at the option of the Company with or without cause and (iii) may terminate at the option of Mr. Reedy for good reason. The Reedy employment agreement provides that Mr. Reedy will receive an annual base salary of at least $400,000 and that he will participate in certain bonus arrangements, long-term incentive plans and employee benefit plans of Michael Foods. For 2005, Mr. Reedy may receive up to 100% of his salary as an incentive bonus under the Michael Foods, Inc. Executive Officers Incentive Plan. Mr. Reedy is subject to a noncompetition covenant and a nonsolicitation provision.

The employment agreement with James D. Clarkson provides for a term of two years beginning on the closing date of the Merger, subject to automatic one year extensions beginning with the second anniversary of the closing of the transactions. The Clarkson employment agreement provides that Mr. Clarkson’s employment (i) shall terminate automatically upon his death or disability, (ii) may terminate at the option of the Company with or without cause and (iii) may terminate at the option of Mr. Clarkson for good reason. Mr. Clarkson’s annual base salary will be at least $400,000, and he will participate in certain bonus arrangements, long-term incentive plans and employee benefit plans of Michael Foods. For 2005, Mr. Clarkson may receive up to 100% of his salary as an incentive bonus under the Michael Foods, Inc. Executive Officers Incentive Plan. Mr. Clarkson is subject to a noncompetition covenant and a nonsolicitation provision.

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

Mr. Ostrander may also be eligible to receive an additional payment of any excise tax imposed by Section 4999 of the Internal Revenue Code in connection with payments made in connection with the Merger and any future transactions, as well as an additional payment to cover any applicable taxes such that he will retain an amount equal to the excise taxes, after all income taxes, interest and penalties associated with all such payments. In no event shall the Company be obligated to make any such payments in connection with the acquisition in excess, in the aggregate, of $6,300,000. With respect to any such payments in connection with any future transactions, the Company shall not be obligated to pay any amount in excess, in the aggregate, of $16,300,000.

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

Mr. Reedy may, under certain circumstances, also be eligible to receive an additional payment of any excise tax imposed by Section 4999 of the Internal Revenue Code in connection with payments made in connection with the Merger and any future transactions, as well as an additional payment to cover any applicable taxes such that he will retain an amount equal to the excise taxes, after all income taxes, interest and penalties associated with all such payments. In no event shall the Company be obligated to make any such payments in connection with the acquisition in excess, in the aggregate, of $6,300,000. With respect to any such payments in connection with any future transactions, the Company shall not be obligated to pay any amount in excess, in the aggregate, of $16,300,000.

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

Mr. Clarkson may, under certain circumstances, also be eligible to receive an additional payment of any excise tax imposed by Section 4999 of the Internal Revenue Code, in connection with payments made in connection with the Merger and any future transactions, as well as an additional payment to cover any applicable taxes such that he will retain an amount equal to the excise taxes, after all income taxes, interest and penalties associated with all such payments. In no event shall the Company be obligated to make any such payments in connection with the acquisition in excess, in the aggregate, of $6,300,000. With respect to any such payments in connection with any future transactions, the Company shall not be obligated to pay any amount in excess, in the aggregate, of $16,300,000.

The Mohr employment agreement provides that if Mr. Mohr is terminated by his death or disability, Mr. Mohr, or his estate or beneficiaries, will receive a payment equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year pro rated for the months of employment in that year, plus any eligible unpaid other benefits, plus an amount equal to Mr. Mohr’s current annual base salary.

If Mr. Mohr’s employment is terminated for cause or he terminates without good reason, such term having a meaning substantially similar to the meaning given such term in the Ostrander employment agreement, Mr. Mohr will receive his annual base salary through the date of termination and other benefits not yet paid under any plan, program, policy, contract or agreement with or practice of Michael Foods. If Mr. Mohr terminates his employment for good reason or if Michael Foods terminates his employment other than for cause, death or disability, Mr. Mohr will receive a lump sum in an amount equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for the months of employment in that year, plus any eligible unpaid other benefits, plus a payment equal to Mr. Mohr’s current annual base salary. In addition, Mr. Mohr will receive for one year following the termination date, or until such earlier time as Mr. Mohr becomes eligible to receive comparable benefits, certain medical, dental and life insurance benefits for himself and his family.

Mr. Anderson has a severance agreement which provides for payment of his pro rated compensation through the date of termination, a lump sum payment of two years’ total annual compensation, and the continuation of certain benefits should he be terminated under certain conditions within two years of a change in control of our Crystal Farms subsidiary. Mr. Witmer is not subject to any severance agreement.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Gregg A. Ostrander, Anthony J. DiNovi, and Kent R. Weldon. The compensation arrangements for our chief executive officer and each of our executive officers was established pursuant to the terms of the respective employment agreements between us and each executive officer. The terms of the employment agreements were established pursuant to arms-length negotiations between representatives of Thomas H. Lee Partners, L.P. or senior executives and each executive officer. Mr. Ostrander is also our President and Chief Executive Officer.

No Compensation Committee interlock relationships existed in 2004.

Deferred Compensation Plan

Upon the closing of the Merger, certain managers became participants in the M-Foods Holdings, Inc. (“Holdings”) 2003 Deferred Compensation Plan. Each participant contributed certain proceeds to the Deferred Compensation Plan. The Deferred Compensation Plan is a nonqualified, unfunded obligation of Holdings. Each participant’s deferred compensation account under the plan will track certain distributions to be made to the Class A Units of Michael Foods Investors, LLC, however, the plan will not hold actual Class A Units of Michael Foods Investors, LLC. Participants in the plan will be entitled to a distribution from their deferred compensation account upon the earlier of (i) a change of control of Holdings (ii) the tenth anniversary of the date of the plan and (iii) upon the exercise of any put or call of the participants Class B Units of Michael Foods Investors, LLC. All payments made under the plan shall be made in cash by Holdings. There were 2004 distributions of deferred compensation totaling $13.1 million coinciding with the dividends issued by Holdings to Michael Foods Investors LLC (see ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Liquidity and Capital Resources).

Incentive Plans

Each of the named executive officers is a participant in the Michael Foods, Inc. Executive Officers Incentive Plan or the Michael Foods, Inc. Senior Management, Officers and Key Employee Incentive Plan, which provide for cash bonuses of up to 100% of base salary, subject to our achieving certain financial performance objectives in any given fiscal year. The target goals set forth in these incentive plans change from year to year and are determined by our Compensation Committee.

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

Directors’ fees and travel expense reimbursements in 2004 totaled $120,287.

M-Foods Holdings, Inc. Amended and Restated 2003 Stock Option Plan

In order to provide additional financial incentives to our management, certain members of our management and other key employees may be granted stock options to, collectively, purchase up to 6.36% of the common stock of M-Foods Holdings, Inc., our parent company. The exercise price of options granted reflects the fair market value of the underlying shares, as determined by the Compensation Committee in its best judgment.

Fifty percent of the then 25,000 option shares initially reserved for issuance under this stock option plan were issued to Messrs. Ostrander, Reedy, Clarkson, Hoffmann, and Mohr in November 2003. With the payment of certain dividend amounts paid to Michael Foods Investors LLC in late 2004, the stock option plan was amended to reserve a total of 32,277 shares (including the 25,000 initially reserved). Option awards were granted in the amount of 7,277 shares as of November 30, 2004 to existing participants in the plan. The plan provides that the exercise price is payable (1) in cash, (2) after an initial public offering of Michael Foods’ common stock, through simultaneous sales of underlying shares by brokers or (3) through the exchange of M-Foods Holdings, Inc. securities held by the optionee for longer than six months.

Options vest ratably over a five-year period starting at the Merger date for those grants made in 2003, for certain grants made in 2004 related to the Merger and for the November 2004 grants, or the date of grant for other grants. On termination of employment for any reason, all unvested options of the terminated employee are cancelled. Vested options not exercised within 90 days after termination are cancelled, unless such employee is terminated for cause or leaves without good reason, in which case such vested options shall be cancelled upon termination. If employment is terminated for any reason other than for cause or a termination without good reason, M-Foods Holdings will provide a notice setting forth the fair market value of the common stock within 90 days of such termination. In the event of a change in control of M-Foods Holdings, Inc. or Michael Foods Investors, LLC, all options which have not become vested will automatically become vested. The options are subject to other customary restrictions and repurchase rights.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

M-Foods Holdings, Inc. is a corporation owned, in part, by Michael Foods Investors LLC, whose members include affiliates of Thomas H. Lee Partners, L.P. and certain members of our management.

The following table sets forth certain information, as of February 15, 2005, regarding beneficial ownership of Michael Foods Investors, LLC by: (i) each person or entity owning any class of Michael Foods Investors, LLC’s outstanding securities and (ii) each member of Michael Foods Investors, LLC’s management committee (which, with the exception of Charles Weil, is identical to the board of directors of Michael Foods), each of our currently serving named executive officers and all members of the management committee and executive officers as a group. Michael Foods Investors, LLC’s outstanding securities consist of approximately 2,966,818.01 Class A Units, 263,681.99 Class B Units and 330,000 Class C Units. The Class A Units, Class B Units and Class C Units generally have identical rights and preferences, except that the Class C Units are non-voting and have different rights with respect to certain distributions described in “Certain Relationships and Related Transactions—Certain Agreements Relating to the 2003 Acquisition—Limited Liability Company Agreement of Michael Foods Investors, LLC.” To our knowledge, each of these securityholders has sole voting and investment power as to the units shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934.

	Securities Beneficially Owned
Name and Address	Number of Class A Units	Number of Class B Units	Percentage of Class A and B Units	Number of Class C Units	Percentage of Class C Units
Principal Securityholders:
Thomas H. Lee Partners L.P. and affiliates(1)	2,900,000.00	—	89.8%	—	—
Management Committee Members and Executive Officers:
Gregg A. Ostrander(2)(3)	22,806.09	70,916.91	2.9%	84,600	25.6%
John D. Reedy(2)(4)	7,707.96	17,292.04	0.8%	25,000	7.6%
James D. Clarkson(2)(5)	16,206.50	23,653.50	1.2%	35,000	10.6%
James G. Mohr(2)	5,728.70	11,271.30	0.5%	17,000	5.2%
Mark D. Witmer(2)	13.68	4,986.32	0.2%	5,000	1.5%
Mark B. Anderson(2)	10.95	3,989.05	0.1%	4,000	1.2%
Anthony J. DiNovi(1)	—	—	—	—	—
Kent R. Weldon(1)	—	—	—	—	—
Todd M. Abbrecht(1)	—	—	—	—	—
Charles D. Weil(6)	—	—	—	—	—
Jerome J. Jenko(7)	500.00	—	0.0%	—	—
All management committee members and named executive officers as a group (11 persons)	52,973.88	132,109.12	5.7%	170,600	51.7%

(1)

Includes interests owned by each of Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Equity (Cayman) Fund V, L.P., Thomas H. Lee Investors Limited Partnership, 1997 Thomas H. Lee Nominee Trust, Putnam Investments

Holdings, LLC, Putnam Investments Employees’ Securities Company I, LLC, and Putnam Investments Employees’ Securities Company II, LLC. Thomas H. Lee Equity Fund V, L.P. and Thomas H. Lee Parallel Fund V, L.P. are Delaware limited partnerships, whose general partner is THL Equity Advisors V, LLC, a Delaware limited liability company. Thomas H. Lee Equity (Cayman) Fund V, L.P. is an exempted limited partnership formed under the laws of the Cayman Islands, whose general partner is THL Equity Advisors V, LLC, a Delaware limited liability company registered in the Cayman Islands as a foreign company. Thomas H. Lee Advisors, LLC, a Delaware limited liability company, is the general partner of Thomas H. Lee Partners, L.P., a Delaware limited partnership, which is the sole member of THL Equity Advisors V, LLC. Thomas H. Lee Investors Limited Partnership (f/k/a THL-CCI Limited Partnership) is a Massachusetts limited partnership, whose general partner is THL Investment Management Corp., a Massachusetts corporation. The 1997 Thomas H. Lee Nominee Trust is a trust with U.S. Bank, N.A. serving as Trustee. Thomas H. Lee, a managing director of Thomas H. Lee Advisors, LLC, has voting and investment control over common shares owned of record by the 1997 Thomas H. Lee Nominee Trust. Each of Anthony J. DiNovi, Kent R. Weldon and Todd M. Abbrecht is a managing director of Thomas H. Lee Advisors, LLC. As managing directors of Thomas H. Lee Advisors, LLC, each of Mr. DiNovi, Mr. Weldon and Mr. Abbrecht has shared voting and investment power over, and therefore, may be deemed to beneficially own member units of Michael Foods Investors held of record by Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P. and Thomas H. Lee Equity (Cayman) Fund V, L.P. Each of these individuals disclaims beneficial ownership of these units except to the extent of their pecuniary interest therein. The address of Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Equity (Cayman) Fund V, L.P., Thomas H. Lee Investors Limited Partnership, the 1997 Thomas H. Lee Nominee Trust, Anthony J. DiNovi, Todd M. Abbrecht and Kent R. Weldon is 100 Federal Street, 35th Floor, Boston, MA 02110. Putnam Investments Holdings LLC, Putnam Investments Employees’ Securities Company I, LLC and Putnam Investments Employees’ Securities Company II, LLC are co-investment entities of Thomas H. Lee Partners and each disclaims beneficial ownership of any securities other than the securities held directly by such entity. The address for the Putnam entities is One Post Office Square, Boston, MA 02109.

(2)	The address for Messrs. Ostrander, Reedy, Clarkson, Mohr, Anderson and Witmer is c/o Michael Foods, Inc., 301 Carlson Parkway, Suite 400, Minnetonka, MN 55305.
(3)	In December 2004, Mr. Ostrander placed 47,277 Class B units and 56,400 Class C units into irrevocable trusts for two adult children and one minor child.
(4)	In December 2003, Mr. Reedy gifted 15,000 Class B units and 15,000 Class C units to his two adult children. In July 2004, Mr. Reedy gifted 10,000 Class B units and 10,000 Class C units to his two adult children. Mr. Reedy disclaims beneficial ownership of these units.
(5)	In December 2004, Mr. Clarkson gifted 10,140 Class B units and 15,000 Class C units to his four adult children. Mr. Clarkson disclaims beneficial ownership of these units.
(6)	The address for Mr. Weil is c/o M.A. Gedney Company, 2100 Stoughton Ave., Chaska, MN 55318.
(7)	The address for Mr. Jenko is c/o Goldsmith, Agio, Helms and Company, First Bank Place, Suite 4600, 601 Second Avenue South, Minneapolis, MN 55402.

Securities	Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	32,277	$626.99	3,322
Equity compensation plans not approved by security holders	—	—	—

Total	32,277	$626.99	3,322

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Agreements Relating to the Merger

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

Management Agreement

Pursuant to the management agreement entered into in connection with the transactions, THL Managers V, LLC, an affiliate of Thomas H. Lee Partners, L.P., renders to Michael Foods and each of its subsidiaries, certain advisory and consulting services. In consideration of those services, we pay to THL Managers V, LLC semi-annually an aggregate per annum management fee equal to the greater of:

•	$1,500,000; and

•	An amount equal to 1.0% of our consolidated earnings before interest, taxes, depreciation and amortization for that fiscal year, but before deduction of any such fee.

We also indemnify THL Managers V, LLC and its affiliates from and against all losses, claims, damages and liabilities arising out of, or related to, the performance by THL Managers V, LLC of the services pursuant to the management agreement.

Loan

In connection with the Merger, one of our non-executive employee managers, who is the brother of Gregg A. Ostrander, our President, Chief Executive Officer and Chairman, received a loan from the Company to fund a portion of his investment in Michael Foods Investors. The aggregate principal amount of the loan as of December 31, 2004 was $6,857 and it has subsequently been paid-in-full. The loan bore 5.36% interest annually and had a maturity date of November 20, 2013.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

PricewaterhouseCoopers LLP, or PricewaterhouseCoopers, was our principal accountant for the years ended December 31, 2004 and 2003. Total fees paid to PricewaterhouseCoopers for audit services rendered during 2003 and 2004 were $657,531 and $376,507, respectively.

Audit-Related Fees

Total fees paid to PricewaterhouseCoopers for audit-related services rendered during 2003 and 2004 were $97,723 and $197,376, respectively, consisting primarily of consultation on matters related to proposed transactions, employee benefit plans, potential acquisitions and accounting consultation.

Tax Fees

Total fees paid to PricewaterhouseCoopers for tax services rendered during 2003 and 2004 were $487,830 and $348,030, respectively, related primarily to tax planning, compliance and consultation.

All Other Fees

There were no fees paid to PricewaterhouseCoopers under this category during 2003 or 2004.

Audit Committee Pre-Approval Policy

Under policies and procedures adopted by the Audit Committee of our Board of Directors, our principal accountant may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, nor may our principal accountant be engaged to provide any other non-audit service unless the Audit Committee or its Chairman pre-approve the engagement of our accountant to provide both audit and permissible non-audit services. If the Chairman pre-approves any engagement or fees, he is to make a report to the full Audit Committee at its next meeting. One hundred percent (100%) of all services provided by our principal accountant in 2004 were pre-approved by the Audit Committee or its Chairman.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements of the Company and the Predecessor, and the related Reports of Independent Registered Public Accounting Firm, are included in this report:

1. Financial Statements

MICHAEL FOODS, INC.

Reports of Independent Auditors

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

3. Exhibits

Reference is made to Item 15 (b) for exhibits filed with this form. Exhibits 10.3, 10.4, 10.5, 10.6, 10.7 and 10.19 are management contracts. Exhibits 10.13, 10.14, 10.15, 10.16, 10.17, 10.18, 10.28, 10.29, 10.30 and 10.31 are compensatory plans.

(b) Exhibits and Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated October 10, 2003, by and among M-Foods Investors, LLC, THL Food Products Holdings Co., THL Food Products Co., M-Foods Holdings, Inc. and certain shareholders of M-Foods Holdings, Inc. (1)

2.2	Letter Agreement, Amending Merger Agreement dated October 17, 2003, by and among M-Foods Investors, LLC, THL Food Products Holdings Co., THL Food Products Co. and M-Foods Holdings, Inc. (6)

2.3	Letter Agreement, Amending Merger Agreement dated October 24, 2003, by and among M-Foods Investors, LLC, THL Food Products Holdings Co., THL Food Products Co. and M-Foods Holdings, Inc. (6)

2.4	Letter Agreement, Amending Merger Agreement dated November 17, 2003, by and among M-Foods Investors, LLC, THL Food Products Holdings Co., THL Food Products Co. and M-Foods Holdings, Inc. (6)

3.1	Amended and Restated Certificate of Incorporation of Michael Foods, Inc. (f/k/a M-Foods Holdings, Inc.) (2)

Exhibit No.	Description
3.2	Certificate of Merger of THL Food Products Co. with and into M-Foods Holdings, Inc., dated November 20, 2003 (2)

3.3	Agreement and Plan of Merger, dated November 20, 2003, by and among M-Foods Holdings, Inc. and Michael Foods, Inc. (2)

3.4	Certificate of Merger of Michael Foods, Inc. with and into M-Foods Holdings, Inc., dated November 20, 2003 (2)

3.5	Bylaws of Michael Foods, Inc. (f/k/a M-Foods Holdings, Inc.) (2)

4.1	Indenture, dated March 27, 2001, between Michael Foods Acquisition Corp. and BNY Midwest Trust Company, as trustee (3)

4.2	Supplemental Indenture, dated as of April 10, 2001, by and among Michael Foods, Inc., M-Foods Holdings, Inc., Michael Foods of Delaware, Inc., Northern Star Co., Minnesota Products, Inc., Farm Fresh Foods of Nevada, Inc., Crystal Farms Refrigerated Distribution Company, WFC, Inc., Wisco Farm Cooperative, M. G. Waldbaum Company, Papetti’s Hygrade Egg Products, Inc., Casa Trucking, Inc., Papetti Electroheating Corporation, Kohler Mix Specialties, Inc., Midwest Mix, Inc., Kohler Mix Specialties of Connecticut, Inc. and BNY Midwest Trust Company, as trustee (3)

4.3	Fourth Supplemental Indenture, dated as of October 31, 2003, by and among Michael Foods, Inc. and BNY Midwest Trust Company (2)

4.4	Collateral Pledge and Security Agreement, dated March 27, 2001, between Michael Foods Acquisition Corp., and Banc of America Securities, LLC and Bear, Stearns & Co. and BNY Midwest Trust Company as collateral agent and securities intermediary (3)

4.5	Indenture, dated November 20, 2003, among Michael Foods, Inc., the Guarantors party thereto and Wells Fargo Bank Minnesota, National Association, as trustee (2)

4.6	Registration Rights Agreement, dated November 20, 2003, among Michael Foods, Inc., the Subsidiary Guarantors party thereto and Banc of America Securities LLC, Deutsche Bank Securities Inc. and UBS Securities LLC (2)

10.1	Credit Agreement dated as of November 20, 2003, among THL Food Products Co., as Borrower, THL Food Products Holding Co., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc., as Joint Lead Arrangers and Joint Book Managers, Deutsche Bank Securities Inc. and UBS Securities LLC, as Co-Syndication Agents, and General Electric Capital Corporation and Cooperative Centrale Raiffeisen—Boerenleenbank B.A., “Rabobank International,” New York Branch, as Co-Documentation Agents (2)

10.2	Senior Unsecured Term Loan Agreement dated as of November 20, 2003, among THL Food Products Co., as Borrower, THL Food Products Holding Co., Bank of America, N.A., as Administrative Agent, the lenders party thereto, Bank of America Securities LLC and Deutsche Bank Securities, Inc., as Joint Lead Arrangers and Joint Book Managers, and Deutsche Bank Securities Inc. and UBS Securities LLC, as Co-Syndication Agents (2)

10.3	Employment Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and Gregg A. Ostrander(6)

10.4	Employment Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and John D. Reedy(6)

10.5	Employment Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and James D. Clarkson(6)

Exhibit No.	Description
10.6	Employment Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and James Mohr(6)

10.7	Employment Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and Max R. Hoffmann(6)

10.8	Senior Management Unit Subscription Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and Gregg A. Ostrander(6)

10.9	Senior Management Unit Subscription Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and John D. Reedy(6)

10.10	Senior Management Unit Subscription Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and James D. Clarkson(6)

10.11	Senior Management Unit Subscription Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and James Mohr(6)

10.12	Senior Management Unit Subscription Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and Max R. Hoffmann(6)

10.13	Stock Option Agreement, dated November 20, 2003, between Gregg A. Ostrander and M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.)(6)

10.14	Stock Option Agreement, dated November 20, 2003, between John D. Reedy and M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.)(6)

10.15	Stock Option Agreement, dated November 20, 2003, between James D. Clarkson and M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.)(6)

10.16	Stock Option Agreement, dated November 20, 2003, between James Mohr and M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.)(6)

10.17	Stock Option Agreement, dated November 20, 2003, between Max R. Hoffmann and M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.)(6)

10.18	M-Foods Holdings, Inc. Amended and Restated 2003 Stock Option Plan

10.19	Management Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and THL Managers V, LLC(6)

10.20	Securityholders Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and the other parties thereto(6)

10.21	Amended and Restated Limited Liability Company Agreement of Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC), dated November 20, 2003, between THL-MF Investors, LLC and the other parties thereto(6)

10.22	Subscription and Share Purchase Agreement, dated November 20, 2003, between M-Foods Holdings, Inc. (formerly known as THL Food Products Holding Co.) and Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC)(6)

10.23	Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc., as successor to Michael Foods, Inc., a Delaware corporation and A&A Urban Renewal, relating to the lease of a facility located at 100 Trumbull St., Elizabeth, NJ (4)

10.24	Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc., as successor to Michael Foods, Inc., a Delaware corporation, and Papetti Holding Company, et al., relating to the lease of a facility located at 877-879 E. North Ave., Elizabeth, NJ (4)

Exhibit No.	Description
10.25	Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc., as successor to Michael Foods, Inc., a Delaware corporation, and Papetti Holding Company, relating to the lease of a facility located at 847-855 E. North Ave., Elizabeth, NJ (4)

10.26	Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc. as successor to Michael Foods, Inc., a Delaware corporation, and Jersey Pride Urban Renewal, relating to the lease of a facility located at One Papetti Plaza, Elizabeth, NJ (4)

10.27	North Carolina State University Consolidated, Restated and Amended License Agreement, dated June 9, 2000, by and between North Carolina State University and the Company (5)

10.28	Form of Stock Option Agreement pursuant to the M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.) 2003 Stock Option Plan (6)

10.29	M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.) Deferred Compensation Plan, dated November 20, 2003 (6)

10.30	Michael Foods, Inc. Executive Officers Incentive Plan (6)

10.31	Michael Foods, Inc. Senior Management, Officers and Key Employees Incentive Plan (6)

10.32	Amendment No. 1 to the Senior Unsecured Term Loan Agreement dated as of September 17, 2004, among Michael Foods, Inc., M-Foods Holdings, Inc., the banks, financial institutions and other institutional lender parties to the Senior Unsecured Term Loan Agreement and Bank of America, N.A., as administrative agent (7)

10.33	Amendment No. 1 to Credit Agreement dated as of September 17, 2004, among Michael Foods, Inc., M-Foods Holdings, Inc., the banks, financial institutions and other institutional lender parties to Credit Agreement and Bank of America, N.A., as administrative agent (7)

12.1	Computation of ratio of earnings to fixed charges

14.1	Business Conduct Policy

21.1	Subsidiaries of Michael Foods, Inc.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

(1)	Incorporated by reference from the Predecessor’s current report on Form 8-K filed with the Commission on October 16, 2003.
(2)	Incorporated by reference from the Company’s Form S-4 Registration Statement (Registration No. 333-112714) filed with the Commission on February 11, 2004.
(3)	Incorporated by reference from Amendment No. 1 to the Predecessor’s Form S-4 Registration Statement (Registration No. 333-63722) filed with the Commission on July 18, 2001.
(4)	Incorporated by reference from the 2001 Predecessor’s current report on Form 8-K filed with the Commission on November 22, 2000.
(5)	Incorporated by reference from the 2001 Predecessor’s quarterly report on Form 10-Q filed with the Commission on November 22, 2000.
(6)	Incorporated by reference from the Company’s report on Form 10-K filed with the Commission on March 30, 2004.
(7)	Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on September 22, 2004.

SCHEDULE II

MICHAEL FOODS, INC. AND SUBSIDIARIES

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charges to Other Accounts- Describe	Deductions- Describe (a)	Balance at End of Period
Allowance for Doubtful Accounts
PREDECESSOR
For the Year ended December 31, 2002	$2,650	$636	$0	$176	$3,110
For the Eleven Months ended November 30, 2003	$3,110	$1,311	$0	$1,388	$3,033
COMPANY
For the One Month ended December 31, 2003	$3,033	$18	$0	$76	$2,975
For the Year ended December 31, 2004	$2,975	$2,590	$0	$883	$4,682

(a)	Write-offs of accounts deemed uncollectible

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy statement was sent to securityholders during the Registrant’s last fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHAEL FOODS, INC.

Date: March 29, 2005	By:	/s/ GREGG A. OSTRANDER
Gregg A. Ostrander (Chairman, President and Chief Executive Officer)

Date: March 29, 2005	By:	/s/ JOHN D. REEDY
John D. Reedy (Executive Vice President, Chief Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ TODD M. ABBRECHT Todd M. Abbrecht (Director)	March 29, 2005

/s/ ANTHONY J. DINOVI Anthony J. DiNovi (Director)	March 29, 2005

/s/ JEROME J. JENKO Jerome J. Jenko (Director)	March 29, 2005

/s/ CHARLES D. WEIL Charles D. Weil (Director)	March 29, 2005

/s/ KENT R. WELDON Kent R. Weldon (Director)	March 29, 2005

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder

of Michael Foods, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Michael Foods, Inc. and its subsidiaries (the Company), a wholly owned subsidiary of M-Foods Holdings, Inc., at December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004 and for the period from December 1, 2003 through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 11, 2005

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder

of Michael Foods, Inc.:

In our opinion, the accompanying consolidated financial statements of Michael Foods, Inc. and its subsidiaries (the Predecessor), a wholly owned subsidiary of M-Foods Holdings, Inc., listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the results of their operations and their cash flows for the period from January 1, 2003 through November 30, 2003 and for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Predecessor’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 25, 2004

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2004	2003
ASSETS

CURRENT ASSETS
Cash and equivalents	$31,816	$45,594
Accounts receivable, less allowances	101,552	109,030
Inventories	91,044	96,816
Prepaid expenses and other	7,492	25,327

Total current assets	231,904	276,767

PROPERTY, PLANT AND EQUIPMENT
Land	4,044	4,067
Buildings and improvements	112,856	107,516
Machinery and equipment	238,888	205,150

	355,788	316,733
Less accumulated depreciation	55,227	4,003

	300,561	312,730
OTHER ASSETS
Goodwill	525,035	525,035
Intangible assets, net	246,794	262,340
Other assets	37,261	39,810

	809,090	827,185

	$1,341,555	$1,416,682

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$651	$5,537
Accounts payable	65,725	71,332
Accrued liabilities
Compensation	21,761	20,335
Customer programs	40,062	40,582
Interest	5,144	4,527
Other	38,017	25,578

Total current liabilities	171,360	167,891
LONG-TERM DEBT, less current maturities	750,132	784,539
DEFERRED INCOME TAXES	148,590	151,301
DEFERRED COMPENSATION	14,080	25,413
SHAREHOLDER’S EQUITY
Common stock, $0.01 par value, 3,000 shares authorized, issued and outstanding in 2004 and 2003	—	—
Additional paid-in capital	254,618	289,308
Retained earnings (deficit)	6,751	(4,529)
Accumulated other comprehensive gain (loss)	(3,976)	2,759

	257,393	287,538

	$1,341,555	$1,416,682

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	COMPANY		PREDECESSOR
	YEAR ENDED DECEMBER 31, 2004	ONE MONTH ENDED DECEMBER 31, 2003	ELEVEN MONTHS ENDED NOVEMBER 30, 2003	YEAR ENDED DECEMBER 31, 2002
Net sales	$1,313,504	$140,806	$1,184,357	$1,168,160
Cost of sales	1,077,126	121,442	973,004	953,333

Gross profit	236,378	19,364	211,353	214,827
Selling, general and administrative expenses	138,258	14,676	106,339	116,444
Transaction expenses	340	7,121	15,377	—

Operating profit (loss)	97,780	(2,433)	89,637	98,383
Interest expense, net	43,285	4,932	41,670	50,179
Loss on early extinguishment of debt	—	—	61,226	—
Loss on Dairy disposition	—	—	16,288	—

Earnings (loss) before income taxes	54,495	(7,365)	(29,547)	48,204
Income tax expense (benefit)	20,981	(2,836)	(11,397)	18,543

Net earnings (loss)	$33,514	$(4,529)	$(18,150)	$29,661

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholder’s Equity
Predecessor

Balance at January 1, 2002	1	$—	$146,792	$9,815	$(3,617)	$152,990
Additional capital invested by parent	—	—	706	—	—	706
Net earnings	—	—	—	29,661	—
Foreign currency translation adjustment income	—	—	—	—	141
Interest rate swap	—	—	—	—	(5,384)
Futures gain	—	—	—	—	1,212
Comprehensive income	—	—	—	—	—	25,630

Balance at December 31, 2002	1	—	147,498	39,476	(7,648)	179,326
Additional capital invested by parent	—	—	84,419	—	—	84,419
Dairy dividend	—	—	—	(2,351)	—	(2,351)
Net loss	—	—	—	(18,150)	—
Foreign currency translation adjustment income	—	—	—	—	3,653
Interest rate swap	—	—	—	—	6,590
Futures gain	—	—	—	—	2,897
Comprehensive loss	—	—	—	—	—	(5,010)

Balance at November 30, 2003	1	$—	$231,917	$18,975	$5,492	$256,384

Company

Balance at November 30, 2003	1	$—	$231,917	$18,975	$5,492	$256,384
Merger with M-Foods Holdings, Inc.	(1)	—	(231,917)	(18,975)	(5,492)	(256,384)
Proceeds from issuance of common stock, $0.01 par	3	—	292,859	—	—	292,859
Deemed dividend to continuing shareholders	—	—	(3,551)	—	—	(3,551)
Net loss	—	—	—	(4,529)	—
Foreign currency translation adjustment income	—	—	—	—	329
Futures gain	—	—	—	—	2,430
Comprehensive loss	—	—	—	—	—	(1,770)

Balance at December 31, 2003	3	$—	$289,308	$(4,529)	$2,759	$287,538

Additional capital invested by parent	—	—	13,159	—	—	13,159
Dividend to parent	—	—	(47,849)	(22,234)	—	(70,084)
Net earnings	—	—	—	33,514	—
Interest rate cap	—	—	—	—	(624)	—
Foreign currency translation adjustment income	—	—	—	—	2,486
Futures gain (loss)	—	—	—	—	(8,597)
Comprehensive income	—	—	—	—	—	26,780

Balance at December 31, 2004	3	$—	$254,618	$6,751	$(3,976)	$257,393

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	COMPANY		PREDECESSOR
	YEAR ENDED DECEMBER 31, 2004	ONE MONTH ENDED DECEMBER 31, 2003	ELEVEN MONTHS ENDED NOVEMBER 30, 2003	YEAR ENDED DECEMBER 31, 2002
Cash flows from operating activities:
Net earnings (loss)	$33,514	$(4,529)	$(18,150)	$29,661
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	51,299	4,003	48,804	53,543
Amortization of intangibles	15,558	1,300	389	716
Amortization of deferred financing costs	2,046	170	3,816	4,218
Write-off of assets related to Dairy disposition	—	—	2,417	—
Write-off deferred financing costs	—	—	10,913	—
Deferred income taxes	(2,706)	(2,876)	(11,596)	(1,606)
Preferred return on deferred compensation	1,771	232	1,678	—
Bad debt expense	2,590	18	1,311	636
Changes in operating assets and liabilities:
Accounts receivable	5,430	10,945	(30,964)	1,012
Inventories	6,198	1,509	(3,712)	(10,630)
Prepaid expenses and other	17,484	(1,461)	2,961	(1,902)
Accounts payable	(5,904)	13,475	872	560
Accrued liabilities	7,476	7,750	68,227	6,797
Deferred compensation	(13,109)	—	—	—

Net cash provided by operating activities	121,647	30,536	76,966	83,005

Cash flows from investing activities:
Capital expenditures	(37,695)	(3,691)	(26,281)	(27,394)
Business acquisitions	—	(720,568)	—	(17,883)
Dairy disposition	—	—	49,710	—
Other assets	1,314	597	2,929	4,752

Net cash (used in) provided by investing activities	(36,381)	(723,662)	26,358	(40,525)

Cash flows from financing activities:
Payments on revolving line of credit	(5,500)	—	(34,064)	(30,000)
Proceeds from revolving line of credit	5,500	—	34,064	25,000
Payments on long-term debt	(41,483)	(297,972)	(206,137)	(45,274)
Proceeds from long-term debt	—	780,000	—	—
Proceeds from issuance of common stock	—	290,907	—	—
Additional capital invested by parent	13,159	—	84,419	706
Deferred financing costs	(824)	(34,206)	—	—
Dividends	(70,084)	—	(2,351)	—

Net cash provided by (used in) financing activities	(99,232)	738,729	(124,069)	(49,568)
Effect of exchange rate changes on cash	188	(9)	173	—

Net increase (decrease) in cash and equivalents	(13,778)	45,594	(20,572)	(7,088)
Cash and equivalents at beginning of period	45,594	—	20,572	27,660

Cash and equivalents at end of period	$31,816	$45,594	$—	$20,572

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$39,166	$3,751	$43,280	$46,959
Income taxes	10,228	66	12,859	15,098

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—MERGER

On November 20, 2003, Michael Foods, Inc. and its subsidiaries (“Michael Foods” “Company,” “we,” “us,” “our”) was acquired by an investor group comprised of a management group led by our Chairman, President and Chief Executive Officer, and affiliates of the private equity investment firm Thomas H. Lee Partners, L.P., collectively Michael Foods Investors, LLC., through the merger of THL Food Products Co. with and into M-Foods Holdings Inc. (the “Merger”), with M-Foods Holdings, Inc. being the continuing entity. M-Foods Holdings, Inc. then merged with and into Michael Foods, Inc. (Minn.). M-Foods Holdings, Inc. continued as the surviving corporation and was immediately renamed Michael Foods, Inc. (Del.).

Michael Foods, Inc is a wholly-owned subsidiary of M-Foods Holdings, Inc. (“Holdings” or “Parent”). M-Foods Holdings, Inc. is a wholly-owned subsidiary of Michael Foods Investors, LLC (Investors).

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

For ease of presentation, the Merger has been reflected in the accompanying financial statements as if it had occurred on November 22, 2003, the Company’s fiscal month end. Management determined that no material transactions occurred during the period from November 20 through November 22, 2003. See Note B—Summary of Significant Accounting Policies—Principles of Consolidation and Fiscal Year.

The total purchase price of $1,018,421,000, net of cash acquired, was allocated to the acquired assets and liabilities based on their estimated fair values at the acquisition date, net of the deemed dividend. These allocations were determined by internal studies and by a valuation report by an independent third party appraisal firm. The allocation of the purchase price excluding $297,853,000 of debt assumed but paid at closing was as follows (in thousands):

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

$1,018,421

In connection with the Merger, the Predecessor incurred transaction expenses and a loss on the early extinguishment of debt of approximately $76,603,000 associated with the Merger and change-in-control provisions of each of the compensation, debt and other agreements which have been reflected in the Predecessor financial statements. We incurred other direct costs of the Merger of approximately $10,788,000 and debt issuance costs of approximately $34,206,000, which were capitalized in our consolidated balance sheet. In addition, we also incurred other expenses associated with the Merger of approximately $340,000 during 2004 and $7,121,000 during the one month period ended December 31, 2003.

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

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Year end December 31, 2004, contained a fifty-two week period ended January 1, 2005

One month ended December 31, 2003, contained a six-week period ended January 3, 2004.

Eleven months ended November 30, 2003, contained a forty-seven week period ended November 22, 2003.

Year end December 31, 2002, contained a fifty-two week period ended December 28, 2002.

Basis of Presentation

The accompanying consolidated financial statements for the eleven months ended November 30, 2003 and the year ended December 31, 2002 have been taken from the historical books and records of the Predecessor.

The Company’s financial statements have been presented on a comparative basis with the Predecessor’s historical operating unit financial statements, prior to the 2003 Merger. Different bases of accounting have been used to prepare the Company and the Predecessor financial statements. The primary differences relate to depreciation and amortization of fixed assets and other intangible assets recorded at fair value at the date of acquisition.

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

Accounts Receivable

We grant credit to our customers in the normal course of business, but generally do not require collateral or any other security to support amounts due. Management performs on-going credit evaluations of customers. We maintain an allowance for potential credit losses based on historical write-off experience which, when realized, have been within management’s expectations. The allowance was $4,682,000 and $2,975,000 at December 31, 2004 and 2003.

Inventories

Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful lives of generally one to two years.

Inventories consisted of the following at December 31(in thousands):

	2004	2003
Raw materials and supplies	$13,661	$14,702
Work in process and finished goods	54,222	60,455
Flocks	23,161	21,659

	$91,044	$96,816

Accounting for Hedge Activities

Certain of our operating segments hold derivative instruments, such as corn, soybean meal, cheese and fuel futures that we believe provide an economic hedge of future transactions and are designated as cash flow hedges. As the commodities being hedged are either grain ingredients fed to our flocks, raw materials or production inputs, the changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of these items. In addition, the Predecessor had entered into interest rate swap agreements, which corresponded with the interest payment terms of a portion of the Predecessor’s variable rate senior secured credit facility. The interest swap agreements were cancelled as part of the Merger. In 2004, we entered into a 6% interest cap arrangement that corresponds with the interest payment terms on $210 million borrowed under the variable portion of our credit agreement for a one-year period starting in November 2004, then declining to $180 million for one year starting in November 2005. The amount of hedge ineffectiveness was immaterial for 2004, 2003 and 2002.

We actively monitor exposure to commodity price risks and use derivative commodity instruments to manage the impact of certain of these risks. We use derivatives, primarily futures contracts, only for the purpose of managing risks associated with underlying exposures. Our futures contracts are cash flow hedges of firm purchase commitments and anticipated production requirements, as they reduce our exposure to changes in the cash price of the respective items and generally extend for less than one year. The Company expects that within the next twelve months it will reclassify as earnings the amount recorded in accumulated other comprehensive income related to futures at year end.

We do not trade or use instruments with the objective of earning financial gains on the commodity price, nor do we use instruments where there are not underlying exposures. All derivatives are recognized at their fair value. The fair values at December 31, 2004 resulted in an asset of approximately $1,200,000 included in other current assets. Gains and losses on futures contracts are deferred as a component of Accumulated Other Comprehensive Gain (“AOCG”) in the our equity section of the balance sheet and a corresponding amount is recorded in other current assets or liabilities, as appropriate. The amounts deferred are subsequently recognized in cost of sales when the associated products are sold. The cost or benefit of contracts closed prior to the execution of the underlying purchase is deferred until the anticipated purchase occurs. As a result of the volatility of the markets, deferred gains and losses in AOCG may fluctuate until the related contract is closed.

We document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, we assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. If it is determined that a derivative ceases to be a highly effective hedge, the derivative expires or is sold, terminated or exercised or the forecasted transaction being hedged will no longer occur, we will discontinue hedge accounting, and any gains or losses on the derivative instrument will be recognized in earnings during the period in which it no longer qualifies as a hedge. No such instances occurred during 2004, 2003 or 2002. The amount of ineffectiveness, included in cost of sales, was immaterial for 2004, 2003 and 2002.

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

The Predecessor capitalized interest costs relating to the construction and installation of property, plant and equipment of $32,000 for the eleven months ended November 30, 2003. No interest was capitalized by the Predecessor for the year ended December 31, 2002 or by the Company for the one month ended December 31, 2003. The Company capitalized $168,000 of interest relating to the construction and installation of property, plant and equipment during the year ended December 31, 2004.

Goodwill and Intangible Assets with Indefinite Lives

We recognize the excess cost of an acquired entity over the net amount assigned to assets acquired, including intangible assets with indefinite lives, and liabilities assumed, as goodwill. Goodwill and intangible assets with indefinite lives (trademarks) are tested for impairment on an annual basis during the fourth quarter, and between annual tests whenever there is an impairment indicated. Fair values are estimated based on the Company’s best estimate of the future cash flows compared with the corresponding carrying value of the reporting unit, including goodwill. Impairment losses will be recognized whenever the implied fair value is less than the carrying value of the related asset.

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

Each segment’s share of goodwill as of December 31, 2004 and 2003 was as follows (in thousands):

	2004	2003
Egg Products	$431,891	$431,891
Refrigerated Distribution	32,507	32,507
Potato Products	60,637	60,637

	$525,035	$525,035

Our intangible assets as of December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Amortized intangible assets (various, principally customer relationships)	$230,615	$230,615
Accumulated amortization	(16,846)	(1,300)

	213,769	229,315
Unamortized intangible assets (trademarks)	33,025	33,025

	$246,794	$262,340

The aggregate amortization expense for the year ended December 31, 2004 and the one month ended December 31, 2003 was $15,546,000 and $1,300,000, respectively. The Predecessor had aggregate amortization expense for the eleven months ended November 30, 2003 and the year ended December 31, 2002, of approximately $389,000 and $716,000, respectively. The estimated amortization expense for the years ended December 31, 2005 through December 31, 2009 is as follows (in thousands):

2005	$15,573
2006	15,554
2007	15,328
2008	15,328
2009	15,328

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

Deferred Financing Costs

Deferred financing costs are included in other assets and are being amortized using the interest method over the lives of the respective debt agreements. Our deferred financing costs as of December 31, 2004 and 2003 are as follows (in thousands)

	2004	2003
Deferred financing costs	$35,030	$34,206
Accumulated amortization	(2,216)	(170)

	$32,814	$34,036

In connection with the early extinguishment of debt as part of the merger agreement, the Predecessor wrote off $7,627,000 of deferred financing costs. In addition, the Predecessor wrote off $3,286,000 of deferred financing costs upon repayment of debt with proceeds from the Dairy Products Division sale.

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

In March 2003, Belovo S.A., our egg products joint venture company in Belgium, of which we own 35.63%, notified the Belgian governmental health authorities of a potential processed egg powder contamination issue. Following the notification, production ceased for a month and the egg powders were recalled. The Belgian health authority placed the egg powder in quarantine. As of December 2004, inventory valued at approximately $1.1 million was still considered questionable for sale. The remainder of the quarantined inventory had been released and sold. Belovo’s 2003 financial statements included provisions to cover approximately $5 million of identified risks from the contamination matter. We recorded other expenses of $1.2 million related to this matter in mid-year 2004. Belovo is pursuing a settlement with its insurance company regarding claims from customers for returned product. The final loss related to this matter has not been determined. Through September 30, 2004, Belovo’s sales had increased 35% from levels for the first nine months of 2003 and profitability had been restored. Our investment in Belovo is approximately $3.5 million as of December 31, 2004.

Revenue Recognition

Sales are recognized when goods are received by the customer and are recorded net of estimated customer programs and returns.

Stock-Based Compensation

The Company measures compensation expense for its stock-based compensation plan using the intrinsic value method. Accordingly, compensation cost for the stock options granted to employees is measured as the excess, if any, of the value of Holdings stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for the Holdings stock option plan been determined based on the fair value at the grant date for awards during the year ended December 31, 2004 and for the one month period ended December 31, 2003, our net loss would have changed to the pro forma amounts indicated below (in thousands):

	Year Ended December 31, 2004	One Month Ended December 31, 2003
Net earnings (loss) as reported	$33,514	$(4,529)
Total stock-based employee compensation expense under fair value-based method	(495)	(40)

Pro forma net earnings (loss)	$33,019	$(4,569)

Note H to the financial statements contains the significant assumptions used in determining the underlying fair value of options.

Advertising

Advertising costs are expensed as incurred. Our advertising expense for the year ended December 31, 2004 and the one month ended December 31, 2003 was $9,617,000 and $737,000, respectively. The Predecessor’s advertising expense was $8,428,000 for the eleven months ended November 30, 2003 and $8,973,000 for the year ended December 31, 2002.

Income Taxes

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax bases of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company is included in a consolidated federal income tax return with its Parent. State income taxes are generally filed on a separate company basis. The Company provides for income taxes and recognized the related benefit or expense of deferred tax items and tax credits on a separate return basis.

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

Comprehensive Income (Loss)

Total comprehensive income (loss) is disclosed in the consolidated statements of shareholders’ equity and included in net loss and other comprehensive income (loss), which is comprised of unrealized gains (losses) on cash flow hedges and foreign currency translation adjustments.

The components of and changes in accumulated other comprehensive loss (AOCL), net of taxes, were as follows (dollars in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Interest Rate Caplet	Total AOCL
Balance at December 31, 2002	$(7,799)	$151	$—	$(7,648)
Foreign currency translation	—	3,653	—	3,653
Net unrealized change on cash flow hedges through November 30, 2003	9,486	—	—	9,486

Balance at November 30, 2003	1,687	3,804		5,491

Merger with M-Foods Holdings, Inc.	(1,687)	(3,804)	—	(5,491)
Foreign currency translation	—	329	—	329
Net unrealized change on cash flow hedges	2,430	—	—	2,430

Balance at December 31, 2003	2,430	329		2,759

Foreign currency translation	2,485	—	—	2,485
Net unrealized change on cash flow hedges	—	(8,597)	—	(8,597)
Interest Rate Cap	—	—	(624)	(624)

Balance at December 31, 2004	$4,915	$(8,267)	$(624)	$(3,976)

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and issued a revised interpretation in December 2003 (FIN 46R). FIN 46R requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46R must be applied for periods ending after March 15, 2004, and was effective immediately for all variable interest entities created after January 31, 2003. We do not have ownership in any variable interest entities and the adoption of FIN 46R had no impact on our financial condition or results of operations in 2004.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement, required effective January 1, 2006, will not have a significant effect on the Company’s financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29.” This statement amends APB Opinion No.29 and is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning June 15, 2005. The adoption of this statement, required effective July 1, 2005, will have no effect on the Company’s financial condition or results of operations.

On December 16, 2004, the FASB issued SFAS 123(R), “Share Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based award granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company is currently assessing the impact of adopting SFAS No. 123(R) to its consolidated results of operations.

NOTE C—LONG-TERM DEBT

Long-term debt consisted of the following on December 31 (in thousands):

	2004	2003
Revolving lines of credit	$—	$—
Senior term loan	455,050	495,000
Senior unsecured term loan	135,000	135,000
Senior subordinated notes payable	150,050	150,050
Other	10,683	10,026

	750,783	790,076
Less current maturities	651	5,537

	$750,132	$784,539

Concurrent with the Merger, we entered into a new senior credit agreement, which consists of a $100,000,000 revolving credit facility and $495,000,000 senior term loan. The revolving credit facility is due November 2009 and the senior term loan is due in November 2010. Our senior credit facility bears interest at a floating base rate plus an applicable margin, as defined in the agreement (effective rate of 5.1% at December 31, 2004). We also issued $135,000,000 senior unsecured term loan that is due in November 2011, which bears interest at a floating base rate plus an applicable margin (effective rate of 6.59% at December 31, 2004). In addition, we issued $150,000,000 of 8.0% senior subordinated notes due April 2013, which are subordinated to the senior credit agreement and senior unsecured term loan. At December 31, 2004, approximately $6,500,000 was used under the revolving line of credit for letters of credit.

The revolving credit facility and senior term loan are collateralized by substantially all of our assets. The revolving credit loan, the term loan, senior unsecured term loan and senior subordinated notes contain restrictive covenants, including restrictions on dividends and distributions to shareholders and unit holders, a maximum leverage ratio, and a minimum interest coverage ratio, in addition to limitations on additional indebtedness and liens. Covenants related to operating performance are primarily based on earnings before income taxes, interest expense and depreciation and amortization expense. Our failure to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on our results of operations, financial position and cash flow. In general, the debt covenants limit our discretion in the operation of our businesses. We were in compliance with all of the covenants in the credit agreement, the senior unsecured term loan agreement, and the indenture as of December 31, 2004. In addition, the revolving credit and term loan, senior unsecured term loan and senior subordinated note agreements also include guarantees by substantially all of our domestic subsidiaries. The fair value of our long-term debt at December 31, 2004 approximated the carrying value.

In conjunction with the Merger, the Predecessor paid-off its debt outstanding as of November 20, 2003. Included in the debt outstanding were $98 million of term loans and $200 million of subordinated notes. In connection with the early extinguishment of the debt the Predecessor recorded a loss of approximately $61 million, including a prepayment penalty of approximately $51 million, the write-off of deferred financing costs of $7.6 million, and the loss on the termination of the interest rate swaps of $2.4 million.

Aggregate maturities of the Company’s long-term debt are as follows (in thousands):

Years Ending December 31,
2005	$651
2006	3,095
2007	5,478
2008	5,530
2009	5,599
Thereafter	730,430

$750,783

NOTE D—INCOME TAXES

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

Income tax expense (benefit) consists of the following (in thousands):

	COMPANY		PREDECESSOR
	YEAR ENDED DECEMBER 31, 2004	ONE MONTH ENDED DECEMBER 31, 2003	ELEVEN MONTHS ENDED NOVEMBER 30, 2003	YEAR ENDED DECEMBER 31, 2002
Current:
Federal	$16,020	$—	$—	$17,579
Foreign	—	—	—	266
State	2,412	40	199	2,304

	18,432	40	199	20,149

Deferred:
Federal	2,318	(2,614)	(10,546)	(1,456)
State	231	(262)	(1,050)	(150)

	2,549	(2,876)	(11,596)	(1,606)

	$20,981	$(2,836)	$(11,397)	$18,543

The net deferred tax liability associated with the cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes are as follows (in thousands):

	December 31,
	2004	2003
Depreciation	$68,215	$69,383
Flock inventories	6,128	5,757
Goodwill	5,195	4,510
Trademarks	5,007	5,130
Net operating loss carryforwards	(668)	(9,589)
Customer relationships	81,487	87,747
Other	(16,774)	(11,637)

	$148,590	$151,301

The following is a reconciliation of the federal statutory income tax rate to the consolidated effective tax rate:

	COMPANY		PREDECESSOR
	YEAR ENDED DECEMBER 31, 2004	ONE MONTH ENDED DECEMBER 31, 2003	ELEVEN MONTHS ENDED NOVEMBER 30, 2003	YEAR ENDED DECEMBER 31, 2002
Federal statutory rate	35.0%	(35.0)%	(35.0)%	35.0%
State taxes, net of federal impact	3.5	(3.5)	(3.9)	2.9
Other	—	—	0.4	0.6

	38.5%	(38.5)%	(38.5)%	38.5%

We have foreign net operating loss carry-forwards of approximately $2 million which begin to expire in 2006.

NOTE E—EMPLOYEE RETIREMENT PLAN

Full-time employees who meet certain service requirements are eligible to participate in a defined contribution retirement plan. We match up to 4% of each participant’s eligible compensation. Our matching contributions for the year ended December 31, 2004 and for one month ended December 31, 2003 were $2,454,000 and $281,000, respectively. The Predecessor’s contributions were $2,495,000 and $2,699,000, for eleven months ended November 30, 2003 and the year ended December 31, 2002, respectively.

We also contribute to one union retirement plan which totaled $44,000 and $4,800 for the year ended December 31, 2004 and for the one month ended December 31, 2003. The Predecessor contributed funds to two union retirement plans which totaled $209,000 for the eleven months ended November 30, 2003 and $139,000 for the year ended December 31, 2002.

NOTE F—RELATED PARTY TRANSACTIONS

Pursuant to a management agreement with THL Managers V, LLC, an affiliate of Thomas H. Lee Partners, L.P., the Company pays them an annual fee of $1,500,000 or 1.0% of consolidated earnings before interest, taxes, depreciation and amortization, whichever is greater. The management fee for the year ended December 31, 2004 was $1,729,400, of which $1,500,000 was paid in 2004. We paid a management fee of $171,000 for the one month ended December 31, 2003. The Company also paid them $15 million upon closing of the Merger.

The Predecessor had a similar management agreement with Vestar and Goldner Hawn Johnson and Morrison, whereby the Predecessor paid them a combined annual fee of $1,000,000 or .75% of consolidated earnings before interest, taxes, depreciation and amortization, whichever was greater. The management fee for the eleven months ended November 30, 2003 and the year ended December 31, 2002 was approximately $1,141,000 and $1,300,000, respectively. The Predecessor also paid them $3 million in aggregate upon closing of the Merger.

In connection with the Merger, one of our non-executive employee managers, who is the brother of Gregg A. Ostrander, our President, Chief Executive Officer and Chairman, received a loan from the Company to fund a portion of his investment in Michael Foods Investors. The aggregate principal amount of the loan was $100,000, bearing 5.36% interest per annum and maturing on November 20, 2013. As of December 31, 2004 the balance of the loan was $6,857. The balance has subsequently been paid.

NOTE G—COMMITMENTS AND CONTINGENCIES

Lease Commitments

Our corporate offices and several of our manufacturing facilities are leased under operating leases expiring at various times through February 2017. The leases provide that real estate taxes, insurance, and maintenance expenses are obligations of the Company. In addition, we lease some of our transportation and manufacturing equipment under operating leases.

Rent expense, including real estate taxes and maintenance expenses, was approximately $6,663,000 and $754,000 for the year ended December 31, 2004 and the one month ended December 31, 2003, respectively. The Predecessor had rent expense of $8,285,000 for the eleven months ended November 30, 2003 and $11,258,000 for the year ended December 31, 2002. The following is a schedule of minimum rental commitments for base rent for the years ending December 31 (in thousands):

2005	$4,128
2006	3,657
2007	2,183
2008	1,817
2009	1,772
Thereafter	8,496

$22,053

Debt Guarantees

We have guaranteed the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of several municipalities where we have manufacturing facilities. The repayment of these bonds is funded through the wastewater treatment charges paid by us. However, should those charges not be sufficient to pay the bond payments as they become due, we have agreed to pay any shortfall. The remaining principal balance of these bonds at December 31, 2004 was approximately $6,200,000.

Potato Procurement Contracts

We have contracts to purchase potatoes which expire in 2007 and which will supply approximately 80% in 2005, 39% in 2006 and 37% in 2007 of the Potato Products Division’s raw potato needs.

Cheese Purchase Commitments

We have forward buy contracts to purchase approximately $37.6 million of cheese in 2005, which supply approximately 34% of our estimated 2005 requirements.

Egg Procurement Contracts

We maintain egg procurement contracts with numerous cooperatives and egg producers throughout the Midwestern and Eastern United States and Canada, which supply approximately 60% of our egg requirements. Most of these contracts vary in length from 18 to 94 months with prices primarily indexed to grain or Urner Barry market indices. No single egg supplier provides more than 10% our egg requirements. Based upon the best estimates available to us for grain and egg prices, we project our purchases from our top five long-term contracted egg suppliers will approximate $115 million in 2005, $125 million in 2006, $127 million in 2007, $100 million in 2008, and $100 million 2009, and that the 2005 amount will account for approximately 35% of our total egg purchases this year.

Deferred Compensation Plan

M-Foods Holdings, Inc. (“Holdings”) sponsors a 2003 Deferred Compensation Plan (“Plan”) covering certain members of management of the Company. Under terms of the Plan certain members of management were allowed to roll-over approximately $25,181,000 of option and bonus value from the Predecessor and its parent into Holdings. The Plan is nonqualified and unfunded. Each participant’s deferred compensation account under the Plan will accrue an annual 8% return. Participants in the Plan will be entitled to a distribution from their deferred compensation account upon the earlier of (i) a change in control of Holdings (ii) the tenth anniversary of the date of the Plan and (iii) upon the termination or death of a participant. We recorded approximately $1,771,000 and $232,000 of preferred return on the deferred compensation for the year ended December 31, 2004 and for the one month ended December 31, 2003, respectively and the Predecessor recorded $1,678,000 for the eleven months ended November 30, 2003. There were 2004 distributions of deferred compensation totaling $13.1 million coinciding with the dividends issued by Holdings to Investors.

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

Litigation related to the infringement of these patents has been settled with three parties, one in 2000 and two in early 2004. A sublicense has been issued to each of the infringing parties, granting them the right to manufacture and distribute extended shelf-life liquid whole egg products subject to a royalty payable to us on all future product sales. In connection with each of these settlements, lump sum payments of $2.0 million were received in 2004 to cover the past production and sale of such products and other matters related to the infringements. Litigation related to the infringement of the product and process patents by Sunny Fresh Foods, Inc., a subsidiary of Cargill, Inc., continues following a jury verdict of non-infringement in 2003. An appeal was filed and argued in front of the Federal Court of Appeals in December 2004. The Appeals Court decision is expected in the second or third quarter of 2005.

Other Litigation

The Predecessor received $4.3 million during 2003 related to legal settlements regarding vendor price collusion.

We are engaged in routine litigation incidental to our business. Management believes the ultimate outcome of this litigation will not have a material effect on our consolidated financial position, liquidity or results of operations.

Other matters

In the third quarter of 2004, our immediate parent, M-Foods Holdings, Inc., paid a dividend in the amount of approximately $98.1 million to our ultimate parent, Michael Foods Investors LLC, with the proceeds of an offering of its $100 million 9.75% Senior Discount Notes due October 1, 2013. As the wholly-owned subsidiary of M-Foods Holdings, Inc., we are responsible for servicing these notes. We then issued dividends in the amount of approximately $70.1 million to M-Foods Holdings, Inc. in the fourth quarter of 2004. The dividends were subsequently distributed to Michael Foods Investors LLC. Michael Foods Investors LLC includes members of our management. We now expect to use excess cash flow primarily to reduce debt levels in the coming years, unless there is acquisition activity.

In May of 2004, the U.S. Environmental Protection Agency (“EPA”) issued “Findings of Violation and Order for Compliance” to the Company in connection with our discharge of wastewater to the municipal treatment facility in Wakefield, NE. EPA ordered us to identify interim measures and a long-term proposal for addressing the issues that it had identified. In June, 2004, we provided EPA with a proposal for improving the Wakefield facility’s performance and compliance. Concurrently, and in connection with the same matter, the Nebraska Department of Environmental Quality (“NDEQ”) issued two enforcement documents, a Notice of Violation (“NOV”) and a Complaint and Notice for Opportunity for Hearing. We responded to the NOV in August of 2004 and we entered into an Administrative Consent Order with NDEQ in response to the Complaint and Notice for Opportunity for Hearing. The long-term proposal is currently under evaluation.

NOTE H—SHAREHOLDER’S EQUITY

Common Stock

At December 31, 2004, the Company has authorized, issued and outstanding common stock of 3,000 shares with a $.01 par value. All common shares were issued to M-Foods Holdings, Inc., a wholly owned subsidiary of Michael Foods Investors, LLC, in connection with the Merger.

Stock Option Plan

In November 2003, Holdings adopted the 2003 Stock Option Plan (the “Plan”). Under the Plan Holdings may grant incentive stock options to the Company’s employees. A total of 32,277 shares are reserved for issuance under the Plan. Options granted under the Plan will vest over a five year period in equal annual installments starting from the first anniversary date of the grant. Any unexercised options will terminate ten years after the grant date. Options are generally granted with option prices based on the estimated fair market value of Holdings common stock at the date of grant as determined by the parent.

Stock option activity with respect to the Plan is as follows:

	2004	2003
Outstanding at January 1	21,551	—
Granted	7,454	21,551
Exercised	—	—
Canceled	50	—

Outstanding at December 31	28,955	21,551

Exercisable at December 31	5,811	—

Weighted-Average Exercise Price Per Share
Granted	$626.99	$626.99
Exercised	—	—
Canceled	626.99	—

At December 31,
Outstanding	626.99	626.99
Exercisable	626.99	—

The weighted-average grant-date fair value of options granted under the Plan was $420.64 in 2004 and $403.35 in 2003. The weighted-average grant-date fair value of options under the Plan was determined by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:

	December 31, 2004	December 31, 2003
Risk-free interest rates	4.47%	4.51%
Expected life	9-10 years	10 years
Expected volatility	0.00%	0.00%
Expected dividends	None	None

NOTE I—SALE OF DAIRY PRODUCTS DIVISION

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

External net sales and earnings before income taxes from the Dairy Products Division operating segment, were as follows (in thousands):

	Eleven Months ended November 30, 2003	Year ended December 31, 2002
External net sales	$144,667	$190,578
Earnings before income taxes	11,439	8,981

Under terms of the Dairy LLC’s member agreement, approximately $42.6 million of the $155 million of proceeds were allocated to the Predecessor, with the remaining amount being allocated to the other members of the LLC’s. These members were required to contribute the $84.4 million of their net after tax proceeds to the Predecessor as a capital contribution. The Predecessor recorded a loss on the disposal of the Dairy Products Division of approximately $16.3 million.

NOTE J—ASSET PURCHASE

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

NOTE K—BUSINESS SEGMENTS

At December 31, 2004, the Company operates in three reportable segments:

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

Effective September 30, 2003, the Predecessor sold the Dairy Products Division operating segment. See Note I.

Sales to two customers, primarily by the Egg Products segment, accounted for approximately 17% and 16% and 16% and 15% of consolidated net sales for the year ended December 31, 2004 and for the one month ended December 31, 2003, respectively. The Predecessor had sales to two customers that accounted for 19% and 15% and 17% and 15% of consolidated net sales for the eleven months ended November 30, 2003 and the year ended December 31, 2002, respectively. Accounts receivable for two of our customers were 16% and 17%, and 17% and 20%, of consolidated accounts receivable at December 31, 2004 and 2003, respectively.

Certain financial information for the Company’s operating segments is as follows (in thousands):

	EGG PRODUCTS	REFRIGERATED DISTRIBUTION	DAIRY PRODUCTS	POTATO PRODUCTS	CORPORATE	TOTAL
Company
Year ended December 31, 2004
External net sales	$941,381	$288,285	$—	$83,838	$—	$1,313,504
Intersegment sales	14,951	—	—	3,456	—	18,407
Operating profit (loss)	87,116	13,171	—	6,895	(9,402)	97,780
Total assets	1,025,298	117,560	—	130,900	67,797	1,341,555
Depreciation and amortization	54,982	4,637	—	7,227	11	66,857
Capital expenditures	30,189	4,199	—	3,283	24	37,695

One month ended December 31, 2003:
External net sales	$95,591	$36,719	$—	$8,496	$—	$140,806
Intersegment sales	2,636	—	—	387	—	3,023
Operating profit (loss)	3,972	913	—	905	(8,223)	(2,433)
Total assets	1,062,503	117,508	—	133,929	102,742	1,416,682
Depreciation and amortization	4,223	356	—	721	3	5,303
Capital expenditures	2,753	466	—	472	—	3,691

Predecessor
Eleven months ended November 30, 2003:
External net sales	$730,028	$241,737	$144,667	$67,925	$—	$1,184,357
Intersegment sales	14,748	—	88	3,179	—	18,015
Operating profit (loss)	74,575	15,510	11,918	8,452	(20,818)	89,637
Total assets	631,520	79,805	—	78,154	55,156	844,635
Depreciation and amortization	40,067	2,677	2,200	4,221	28	49,193
Capital expenditures	16,202	720	6,152	3,207	—	26,281

Year ended December 31, 2002:
External net sales	$657,824	$247,588	$190,578	$72,170	$—	$1,168,160
Intersegment sales	12,375	—	81	3,376	—	15,832
Operating profit (loss)	71,717	13,744	9,918	10,832	(7,828)	98,383
Total assets	644,395	83,224	52,248	78,526	34,629	893,022
Depreciation and amortization	42,833	2,108	4,626	4,658	34	54,259
Capital expenditures	18,198	1,167	6,399	1,630	—	27,394

NOTE L—SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The Company’s senior credit agreement, senior unsecured term loan and senior subordinated notes have been guaranteed, on a joint and several basis, by the Company and its domestic subsidiaries. The senior credit agreement is also guaranteed by the Company’s parent, M-Foods Holdings, Inc.

The following condensed consolidating financial information presents the consolidated balance sheets of the Company at December 31, 2004 and 2003. The condensed consolidating statements of earnings and cash flows of the Company for the year ended December 31, 2004 and the one month ended December 31, 2003 and the eleven months ended November 30, 2003 and the year ended December 31, 2002 are of the Predecessor. These financial statements reflect Michael Foods, Inc. (the parent), the wholly-owned guarantor subsidiaries (on a combined basis), the non-guarantor subsidiary (MFI Food Canada, Ltd.), and elimination entries necessary to combine such entities on a consolidated basis.

Company

Condensed Consolidating Balance Sheets

December 31, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$29,954	$—	$1,862	$—	$31,816
Accounts receivable, less allowances	1,704	95,632	9,086	(4,870)	101,552
Inventories	—	84,228	6,816	—	91,044
Prepaid expenses and other	800	6,584	108	—	7,492

Total current assets	32,458	186,444	17,872	(4,870)	231,904

Property, Plant and Equipment—net	27	279,692	20,842	—	300,561
Other assets:
Goodwill	—	522,009	3,026	—	525,035
Other assets	35,865	264,363	0	(16,173)	284,055
Investment in subsidiaries	941,962	4,438	0	(946,400)	—

	977,827	790,810	3,026	(962,573)	809,090

Total assets	$1,010,312	$1,256,946	$41,740	$(967,443)	$1,341,555

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$—	$17	$634	$—	$651
Accounts payable	321	65,051	5,132	(4,779)	65,725
Accrued liabilities	25,963	77,438	1,583	—	104,984

Total current liabilities	26,284	142,506	7,349	(4,779)	171,360

Long-term debt, less current maturities	740,100	184	30,773	(20,925)	750,132
Deferred income taxes	(27,545)	176,197	(62)	—	148,590
Deferred compensation	14,080	—	0	—	14,080

Total liabilities	752,919	318,887	38,060	(25,704)	1,084,162

Shareholder’s equity	257,393	938,059	3,680	(941,739)	257,393

Total liabilities and shareholder’s equity	$1,010,312	$1,256,946	$41,740	$(967,443)	$1,341,555

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

Company

Condensed Consolidating Earnings Statements

Year ended December 31, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$1,278,257	$70,487	$(35,240)	$1,313,504
Cost of sales	—	1,050,769	61,597	(35,240)	1,077,126

Gross profit	—	227,488	8,890	—	236,378
Selling, general and administrative expenses	9,062	127,609	7,160	(5,573)	138,258
Transaction expenses	340	—	—	—	340

Operating profit (loss)	(9,402)	99,879	1,730	5,573	97,780
Interest expense, net	40,593	977	1,715	—	43,285
Other income (expense)	5,573	—	—	(5,573)	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(44,422)	98,902	15	—	54,495
Equity in earnings (loss) of subsidiaries	60,234	(148)	—	(60,086)	—

Earnings (loss) before income taxes	15,812	98,754	15	(60,086)	54,495
Income tax expense (benefit)	(17,702)	38,520	163	—	20,981

NET EARNINGS (LOSS)	$33,514	$60,234	$(148)	$(60,086)	$33,514

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

Company

Condensed Consolidating Statements of Cash Flows

Year ended December 31, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by operating activities	$(15,995)	$136,694	$948	$121,647
Cash flows from investing activities:
Capital expenditures	(24)	(36,531)	(1,140)	(37,695)
Investments in joint ventures and other assets	(394)	1,708	—	1,314

Net cash used in investing activities	(418)	(34,823)	(1,140)	(36,381)
Cash flows from financing activities:
Proceeds (payments) on long-term debt	(39,950)	(2,202)	669	(41,483)
Additional capital invested by parent	13,159	111	(111)	13,159
Deferred financing costs	(824)	—	—	(824)
Dividends	(70,084)	—	—	(70,084)
Investment in subsidiaries	99,780	(99,780)	—	—

Net cash provided by (used in) financing activities	2,081	(101,871)	558	(99,232)
Effect of exchange rate changes on cash	—	—	188	188

Net increase (decrease) in cash and equivalents	(14,332)	—	554	(13,778)
Cash and equivalents at beginning of year	44,286	—	1,308	45,594

Cash and equivalents at end of year	$29,954	$—	$1,862	$31,816

Company

Condensed Consolidating Statements of Cash Flows

One month ended December 31, 2003

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash (used in) provided by operating activities	$(12,882)	$42,743	$675	$30,536
Cash flows from investing activities:
Capital expenditures	—	(3,121)	(570)	(3,691)
Business acquisitions	(720,568)	—	—	(720,568)
Investments in joint ventures and other assets	19	578	—	597

Net cash used in investing activities	(720,549)	(2,543)	(570)	(723,662)
Cash flows from financing activities:
Payments on long-term debt	(297,894)	(69)	(9)	(297,972)
Proceeds from long-term debt	780,000	—	—	780,000
Proceeds from issuance of stock	290,907	—	—	290,907
Deferred financing costs	(34,206)	—	—	(34,206)
Investment in subsidiaries	22,659	(22,659)	—	—

Net cash provided by (used in) financing activities	761,466	(22,728)	(9)	738,729
Effect of exchange rate changes on cash	—	—	(9)	(9)

Net increase (decrease) in cash and equivalents	28,035	17,472	87	45,594
Cash and equivalents at beginning of period	16,251	(17,472)	1,221	—

Cash and equivalents at end of period	$44,286	$—	$1,308	$45,594

Company

Condensed Consolidating Statements of Cash Flows

Eleven months ended November 30, 2003

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(30,186)	$96,917	$10,235	$76,966
Cash flows from investing activities:
Capital expenditures	—	(20,128)	(6,153)	(26,281)
Dairy disposition	49,710	—	—	49,710
Investments in joint ventures and other assets	(131)	3,060	—	2,929

Net cash provided by (used in) investing activities	49,579	(17,068)	(6,153)	26,358
Cash flows from financing activities:
Payments on long-term debt	(236,466)	(1,335)	(2,400)	(240,201)
Proceeds from long-term debt	34,064	—	—	34,064
Additional capital contributed by parent	84,419	—	—	84,419
Dividends	(2,351)	—	—	(2,351)
Investment in subsidiaries	97,527	(95,845)	(1,682)	—

Net cash used in financing activities	(22,807)	(97,180)	(4,082)	(124,069)
Effect of exchange rate changes on cash	—	173	—	173

Net decrease in cash and equivalents	(3,414)	(17,158)	—	(20,572)
Cash and equivalents at beginning of period	19,665	907	—	20,572

Cash and equivalents at end of period	$16,251	$(16,251)	$—	$—

Predecessor

Condensed Consolidating Statements of Cash Flows

Year ended December 31, 2002

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$32,175	$37,773	$13,057	$83,005
Cash flows from investing activities:
Capital expenditures	—	(20,997)	(6,397)	(27,394)
Business acquisitions	—	(17,883)	—	(17,883)
Investments in joint ventures and other assets	(133)	5,024	(139)	4,752

Net cash used in investing activities	(133)	(33,856)	(6,536)	(40,525)
Cash flows from financing activities:
Payments on notes payable and revolving line of credit	(30,000)	—	—	(30,000)
Proceeds from notes payable and revolving line of credit	25,000	—	—	25,000
Payments on long-term debt	(42,345)	(529)	(2,400)	(45,274)
Additional capital invested by parent	706	—	—	706
Distribution to preferred unit holders	—	4,121	(4,121)	—
Investment in subsidiaries	315	(315)	—	—

Net cash provided by (used in) financing activities	(46,324)	3,277	(6,521)	(49,568)

Net increase (decrease) in cash and equivalents	(14,282)	7,194	—	(7,088)
Cash and equivalents at beginning of year	33,947	(6,287)	—	27,660

Cash and equivalents at end of year	$19,665	$907	$—	$20,572

NOTE M—QUARTERLY FINANCIAL DATA

QUARTERLY FINANCIAL DATA (UNAUDITED) (In thousands)

	QUARTER
	FIRST	SECOND	THIRD	FOURTH
2004	Predecessor
Net sales	$340,612	$324,684	$323,871	$324,337
Gross profit	55,266	57,556	56,731	66,825
Net earnings	8,181	7,389	8,105	9,839

	QUARTER
	FIRST	SECOND	THIRD	FOURTH
2003				TWO MONTHS		ONE MONTH
	Predecessor					Company
Net sales	$298,213	$323,931	$346,065	$216,148		$140,806
Gross profit	50,915	57,376	59,165	43,897		19,364
Net earnings (loss)	5,899	8,848	9,768	(42,665	)(1)	(4,529	)(2)

(1)	The net loss for the two month period ended November 30, 2003 includes charges related to the 2003 Merger of $15.4 million for transaction costs, $61.2 million for payments associated with early extinguishment of debt and $16.3 million of losses related to the sale of the Dairy Products Division.
(2)	The net loss for the one month period ended December 31, 2003 includes one time transaction costs of $7.1 million related to the 2003 Merger.