Form 10-Q
period 2005-03-31
MICHAEL FOODS INC/NEW
filed 2005-05-12
CIK 1278679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

The registrant’s Common Stock is not publicly traded. The Registrant had 3,000 shares of $0.01 par value common stock outstanding as of May 4, 2005.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$31,463	$31,816
Accounts receivable, less allowances	106,770	101,552
Inventories	95,167	91,044
Prepaid expenses and other	8,921	7,492

Total current assets	242,321	231,904

PROPERTY, PLANT AND EQUIPMENT
Land	4,044	4,044
Buildings and improvements	113,781	112,856
Machinery and equipment	247,915	238,888

	365,740	355,788
Less accumulated depreciation	68,998	55,227

	296,742	300,561

OTHER ASSETS
Goodwill	525,035	525,035
Intangible assets, net	243,904	246,794
Other assets	36,069	37,261

	805,008	809,090

	$1,344,071	$1,341,555

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$635	$651
Accounts payable	58,136	65,725
Accrued liabilities
Compensation	9,520	21,761
Customer programs	45,345	40,062
Interest	8,078	5,144
Income taxes	17,857	5,614
Other	24,665	32,403

Total current liabilities	164,236	171,360
LONG-TERM DEBT, less current maturities	749,986	750,132
DEFERRED INCOME TAXES	147,334	148,590
DEFERRED COMPENSATION	14,322	14,080
COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDER’S EQUITY
Common stock, $0.01 par value, 3,000 shares authorized, issued and outstanding on March 31, 2005 and December 31, 2004	—	—
Additional paid-in capital	254,618	254,618
Retained earnings	13,595	6,751
Accumulated other comprehensive loss	(20)	(3,976)

	268,193	257,393

	$1,344,071	$1,341,555

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the three months ended March 31,

(Unaudited, in thousands)

	2005	2004
Net sales	$304,964	$340,612
Cost of sales	247,662	285,346

Gross profit	57,302	55,266
Selling, general and administrative expenses	33,747	31,292

Operating profit	23,555	23,974
Interest expense, net	11,978	10,780
Other expense (income)	629	(106)

Earnings before income taxes	10,948	13,300
Income tax expense	4,104	5,119

Net earnings	$6,844	$8,181

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31,

(Unaudited, in thousands)

	2005	2004
Net cash provided by operating activities	$9,854	$34,448
Cash flows from investing activities:
Capital expenditures	(10,100)	(10,158)
Other assets	(324)	(1,839)

Net cash used in investing activities	(10,424)	(11,997)
Cash flows from financing activities:
Payments on long-term debt	(110)	(1,387)
Proceeds from long-term debt	352	677

Net cash provided by (used in) financing activities	242	(710)
Effect of exchange rate changes on cash	(25)	8

Net increase (decrease) in cash and equivalents	(353)	21,749
Cash and equivalents at beginning of period	31,816	45,594

Cash and equivalents at end of period	$31,463	$67,343

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

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

We utilize a fifty-two/fifty-three week fiscal year ending on the Saturday nearest to December 31 each year. The quarter ended March 31, 2005 was a 13 week period ended April 2, 2005 and the quarter ended March 31, 2004 was a 13 week period ended April 3, 2004. For clarity of presentation, we describe both periods as if the quarters ended on March 31st.

In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations for the periods indicated. Our results of operations and cash flows for the period ended March 31, 2005 are not necessarily indicative of the results expected for the full year.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs—An amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement, required effective January 1, 2006, will not have a significant effect on our financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of Accounting Principals Board (“APB”) Opinion No. 29.” This statement amends APB Opinion No.29 and is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning June 15, 2005. The adoption of this statement, required effective July 1, 2005, will have no effect on our financial condition or results of operations.

On December 16, 2004, the FASB issued SFAS 123(R), “Share Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for private entities as defined on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123(R). We are currently assessing the impact to our consolidated results of operations of adopting SFAS No. 123(R).

Goodwill and Intangible Assets with Indefinite Lives

We recognize the excess cost of an acquired entity over the net amount assigned to assets acquired, including intangible assets with indefinite lives, and liabilities assumed, as goodwill. Goodwill and intangible assets with indefinite lives (trademarks) are tested for impairment on an annual basis during the fourth quarter and between annual tests whenever there is an impairment indicated. Fair values are estimated based on our best estimate of the future cash flows compared with the corresponding carrying value of the reporting unit, including goodwill. Impairment losses will be recognized whenever the implied fair value is less than the carrying value of the related asset.

Other Intangibles

We recognize an acquired intangible asset apart from goodwill whenever the asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset, or liability. An intangible asset other than goodwill is amortized over its estimated useful life unless that life is determined to be indefinite. Impairment losses are recognized if the carrying amount of an intangible asset subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

Each segment’s share of goodwill was as follows (in thousands):

	March 31, 2005	December 31, 2004
Egg Products	$431,891	$431,891
Refrigerated Distribution	32,507	32,507
Potato Products	60,637	60,637

	$525,035	$525,035

Our intangible assets were as follows (in thousands):

	March 31, 2005	December 31, 2004
Amortized intangible assets (various, principally customer relationships)	$230,615	$230,615
Accumulated amortization	(20,736)	(16,846)

	209,879	213,769
Unamortized intangible assets (trademarks)	34,025	33,025

	$243,904	$246,794

The aggregate amortization expense for the three months ended March 31, 2005 and 2004 was $3,890,000 and $3,898,000, respectively. The estimated amortization expense for the years ended December 31, 2005 through December 31, 2009 is as follows (in thousands):

2005	$15,573
2006	15,554
2007	15,328
2008	15,328
2009	15,328

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

Deferred Financing Costs

Deferred financing costs are included in other assets and are being amortized using the interest method over the lives of the respective debt agreements. Our deferred financing costs were as follows (in thousands)

	March 31, 2005	December 31, 2004
Deferred financing costs	$35,030	$35,030
Accumulated amortization	(2,732)	(2,216)

	$32,298	$32,814

NOTE B—OTHER FINANCIAL STATEMENT DATA

Inventories

Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful lives of generally one to two years, assuming no salvage value.

Inventories consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Raw materials and supplies	$15,755	$13,661
Work in process and finished goods	57,514	54,222
Flocks	21,898	23,161

	$95,167	$91,044

NOTE C—COMMITMENTS AND CONTINGENCIES

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

Litigation related to the infringement of these patents has been settled with three parties, one in 2000 and two in 2004. The proceeds we received from the 2004 settlements aggregated approximately $2.0 million. A sublicense has been issued to each of the infringing parties, granting them the right to manufacture and distribute extended shelf-life liquid whole egg products subject to a royalty payable to us on all future product sales. In connection with each of these settlements we received lump sum payments to cover the past production and sale of such products and other matters related to the infringements. Subsequent to the end of the first quarter of 2005, we learned that our appeal of a non-infringement decision in our patent litigation against Sunny Fresh Foods, Inc., a subsidiary of Cargill, Inc., was rejected by the United States Court of Appeals for the Federal Circuit.

Other Litigation

We are engaged in routine litigation incidental to our business. We believe the ultimate outcome of this litigation will not have a material effect on our consolidated financial position, liquidity or results of operations.

Other Matters

In March 2003, Belovo S.A., our egg products joint venture company in Belgium, of which we own 35.63%, notified the Belgian governmental health authorities of a potential processed egg powder contamination issue. Following the notification, production ceased for a month and the egg powders were recalled. The Belgian health authority placed the egg powder in quarantine. As of December 2004, inventory valued at approximately $1.1 million was still considered questionable for sale. The remainder of the quarantined inventory had been released and sold. Belovo’s 2003 financial statements included provisions to cover approximately $5 million of identified risks from the contamination matter. We recorded other expenses of $1.2 million related to this matter in mid-year 2004. Belovo is pursuing a settlement with its insurance company regarding claims from customers for returned product. The final loss related to this matter has not been determined. Belovo’s sales decreased for the three months ended March 31, 2005 by $1.9 million, or 20%, to $7.8 million, compared to $9.7 million in the same period of 2004. Our investment in Belovo is approximately $3.0 million as of March 31, 2005.

NOTE D—COMPREHENSIVE INCOME

The components of and changes in accumulated other comprehensive income (loss), net of taxes, during the three months ended March 31, 2005 were as follows (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Interest Rate Caplet	Total
Balance at December 31, 2004	$(6,166)	$2,814	$(624)	$(3,976)
Foreign currency translation adjustment	—	(616)	—	(616)
Interest rate caplet	—	—	(16)	(16)
Net unrealized change on cash flow hedges	4,588	—	—	4,588

Balance at March 31, 2005	$(1,578)	$2,198	$(640)	$(20)

Comprehensive income, net of taxes, for the three months ended March 31, 2005 and 2004 was as follows (in thousands):

Net earnings for the three months ended March 31, 2005		$6,844
Net losses arising during the period:
Net unrealized derivative gains from cash flow hedges	4,588
Interest rate caplet	(16)
Foreign currency translation adjustment	(616)

Other comprehensive income		3,956

Comprehensive income for the three months ended March 31, 2005		$10,800

Net earnings for the three months ended March 31, 2004		$8,181
Net gains arising during the period:
Net unrealized derivative gains from cash flow hedges	6,223
Foreign currency translation adjustment	558

Other comprehensive income		6,781

Comprehensive income for the three months ended March 31, 2004		$14,962

NOTE E—BUSINESS SEGMENTS

We operate in three reportable segments—Egg Products, Refrigerated Distribution and Potato Products. Certain financial information on our operating segments is as follows (unaudited, in thousands):

	EGG PRODUCTS	REFRIGERATED DISTRIBUTION	POTATO PRODUCTS	CORPORATE	TOTAL
Three months ended March 31, 2005:
External net sales	$215,262	$65,865	$23,837	$—	$304,964
Intersegment sales	1,923	—	1,084	—	3,007
Operating profit (loss)	19,498	3,548	3,226	(2,717)	23,555
Depreciation and amortization	14,819	1,125	1,595	1	17,540

Three months ended March 31, 2004:
External net sales	$249,763	$71,323	$19,526	$—	$340,612
Intersegment sales	6,035	—	802	—	6,837
Operating profit (loss)	21,807	3,461	1,180	(2,474)	23,974
Depreciation and amortization	14,035	1,143	1,823	2	17,003

NOTE F—SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Our senior credit agreement, senior unsecured term loan and senior subordinated notes have been guaranteed, on a joint and several basis, by us and our 100% owned domestic subsidiaries. The senior credit agreement is also guaranteed by our parent, M-Foods Holdings, Inc.

The following condensed consolidating financial information presents our condensed consolidating balance sheets at March 31, 2005 and December 31, 2004, together with our condensed consolidating statements of earnings and cash flows for the three months ended March 31, 2005 and 2004. These financial statements reflect Michael Foods, Inc. (the parent), the wholly-owned guarantor subsidiaries (on a combined basis), the non-guarantor subsidiary (MFI Food Canada Ltd.), and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Balance Sheets

March 31, 2005

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets
Cash and equivalents	$30,206	$—	$1,257	$—	$31,463
Accounts receivable, less allowances	2,194	102,475	7,457	(5,356)	106,770
Inventories	—	88,331	6,836	—	95,167
Prepaid expenses and other	1,186	7,416	319	—	8,921

Total current assets	33,586	198,222	15,869	(5,356)	242,321

Property, plant and equipment—net	26	276,318	20,398	—	296,742
Other assets
Goodwill	—	522,009	3,026	—	525,035
Other assets	35,344	263,070	—	(18,441)	279,973
Investment in subsidiaries	956,021	3,908	—	(959,929)	—

	991,365	788,987	3,026	(978,370)	805,008

Total assets	$1,024,977	$1,263,527	$39,293	$(983,726)	$1,344,071

Liabilities and Shareholder’s Equity
Current liabilities
Current maturities of long-term debt	$—	$9	$626	$—	$635
Accounts payable	367	58,386	4,294	(4,911)	58,136
Accrued liabilities	33,263	71,180	1,022	—	105,465

Total current liabilities	33,630	129,575	5,942	(4,911)	164,236

Long-term debt, less current maturities	740,100	184	30,143	(20,441)	749,986
Deferred income taxes	(31,268)	178,822	(220)	—	147,334
Deferred compensation	14,322	—	—	—	14,322
Shareholder’s equity	268,193	954,946	3,428	(958,374)	268,193

Total liabilities and shareholder’s equity	$1,024,977	$1,263,527	$39,293	$(983,726)	$1,344,071

Condensed Consolidating Balance Sheets

December 31, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets
Cash and equivalents	$29,954	$—	$1,862	$—	$31,816
Accounts receivable, less allowances	1,704	95,632	9,086	(4,870)	101,552
Inventories	—	84,228	6,816	—	91,044
Prepaid expenses and other	800	6,584	108	—	7,492

Total current assets	32,458	186,444	17,872	(4,870)	231,904

Property, plant and equipment—net	27	279,692	20,842	—	300,561
Other assets:
Goodwill	—	522,009	3,026	—	525,035
Other assets	35,865	264,363	0	(16,173)	284,055
Investment in subsidiaries	941,962	4,438	0	(946,400)	—

	977,827	790,810	3,026	(962,573)	809,090

Total assets	$1,010,312	$1,256,946	$41,740	$(967,443)	$1,341,555

Liabilities and Shareholder’s Equity
Current liabilities
Current maturities of long-term debt	$—	$17	$634	$—	$651
Accounts payable	321	65,051	5,132	(4,779)	65,725
Accrued liabilities	25,963	77,438	1,583	—	104,984

Total current liabilities	26,284	142,506	7,349	(4,779)	171,360

Long-term debt, less current maturities	740,100	184	30,773	(20,925)	750,132
Deferred income taxes	(27,545)	176,197	(62)	—	148,590
Deferred compensation	14,080	—	0	—	14,080

Shareholder’s equity	257,393	938,059	3,680	(941,739)	257,393

Total liabilities and shareholder’s equity	$1,010,312	$1,256,946	$41,740	$(967,443)	$1,341,555

Condensed Consolidating Statements of Earnings

Three months ended March 31, 2005

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$296,316	$14,685	$(6,037)	$304,964
Cost of sales	—	239,898	13,801	(6,037)	247,662

Gross profit	—	56,418	884	—	57,302
Selling, general and administrative expenses	2,717	31,189	1,284	(1,443)	33,747

Operating profit (loss)	(2,717)	25,229	(400)	1,443	23,555
Interest expense, net	11,376	142	460	—	11,978
Other expense (income)	(1,443)	629	—	1,443	629

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(12,650)	24,458	(860)	—	10,948
Equity in earnings (loss) of subsidiaries	14,792	(447)	—	(14,345)	—

Earnings (loss) before income taxes	2,142	24,011	(860)	(14,345)	10,948
Income tax expense (benefit)	(4,702)	9,219	(413)	—	4,104

Net earnings (loss)	$6,844	$14,792	$(447)	$(14,345)	$6,844

Condensed Consolidating Statements of Earnings

Three months ended March 31, 2004

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$331,719	$18,495	$(9,602)	$340,612
Cost of sales	—	278,058	16,890	(9,602)	285,346

Gross profit	—	53,661	1,605	—	55,266
Selling, general and administrative expenses	2,474	28,620	1,630	(1,432)	31,292

Operating profit (loss)	(2,474)	25,041	(25)	1,432	23,974
Interest expense, net	10,064	301	415	—	10,780
Other income (expense)	1,432	106	—	(1,432)	106

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(11,106)	24,846	(440)	—	13,300
Equity in earnings (loss) of subsidiaries	14,838	(438)	—	(14,400)	—

Earnings (loss) before income taxes	3,732	24,408	(440)	(14,400)	13,300
Income tax expense (benefit)	(4,449)	9,570	(2)	—	5,119

Net earnings (loss)	$8,181	$14,838	$(438)	$(14,400)	$8,181

Condensed Consolidating Statements of Cash Flows

Three months ended March 31, 2005

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$(3,884)	$13,688	$50	$9,854
Cash flows from investing activities:
Capital expenditures	—	(9,702)	(398)	(10,100)
Other assets	6	(330)	—	(324)

Net cash provided by (used in) investing activities	6	(10,032)	(398)	(10,424)
Cash flows from financing activities:
Payments on long-term debt	—	(9)	(101)	(110)
Proceeds from long-term debt	—	483	(131)	352
Investment in subsidiaries	4,130	(4,130)	—	—

Net cash provided by (used in) financing activities	4,130	(3,656)	(232)	242
Effect of exchange rate changes on cash	—	—	(25)	(25)

Net increase (decrease) in cash and equivalents	252	—	(605)	(353)
Cash and equivalents at beginning of period	29,954	—	1,862	31,816

Cash and equivalents at end of period	$30,206	$—	$1,257	$31,463

Predecessor

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

Commodities and Product Pricing

The profit margins we earn on certain of our products are sensitive to changes in commodity prices. Higher value-added egg products, such as extended shelf-life liquid and precooked products, account for approximately 60% of the Egg Products Division’s annual net sales. Although gross profit margins for higher value-added egg products are generally less sensitive to commodity price fluctuations than are other egg products or shell eggs, we are also unable to adjust pricing for these products as quickly as we are for other egg products and shell eggs when our costs change. The remainder of the products sold by our Egg Products Division are mainly used in the industrial ingredients market, or are shell eggs, and are more commodity price-sensitive than are higher value-added product sales. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Graded shell egg pricing in the first quarter of 2005 was substantially lower than in the first quarter of 2004 (as measured by Urner Barry Publications) and resulted in significantly lower industrial egg products prices. Feed costs declined year-over-year during the first quarter of 2005.

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

The Potato Products Division purchases approximately 60%-95% of its raw potatoes from contract producers under annual contracts. The remainder is purchased at market prices to satisfy short-term production requirements or to take advantage of market prices when they are lower than contracted prices. Moderate variations in the purchase price of raw materials or the selling price per pound of finished products can have a significant effect on the Potato Products Division’s operating results.

Results of Operations

Three Months Ended March 31, 2005 as Compared to Three Months Ended March 31, 2004

Readers are directed to Note E—Business Segments for data on the unaudited financial results of our business segments for the three months ended March 31, 2005 and 2004.

Net Sales. Net sales for the three months ended March 31, 2005 decreased $35.6 million, or approximately 10%, to $305.0 million from $340.6 million for the three months ended March 31, 2004, reflecting substantial egg market deflation, which reduced selling prices within both the Egg Products and Refrigerated Distribution divisions.

Egg Products Division Net Sales. Egg Products Division external net sales for the three months ended March 31, 2005 decreased $34.5 million, or 14%, to $215.3 million from $249.8 million for the three months ended March 31, 2004. External net sales decreased for most product lines. Sales decreased notably for dried and short shelf-life egg products, with pricing down approximately 37% for each. Sales increased for egg substitutes and precooked egg products. Divisional unit sales increased 2% in the 2005 period compared to the 2004 period, with precooked unit sales showing the strongest gains at approximately 30%. Egg market pricing in the 2005 period returned to more normal levels relative to historical pricing after being significantly above historical levels in the first half of 2004. During the 2005 period, shell egg prices were approximately 42% lower than in the 2004 period (as reported by Urner Barry Publications), resulting in lower pricing for market-sensitive egg products and shell eggs. Sales of higher value-added egg products represented approximately 64% of the Egg Products Division’s external net sales in the 2005 period and 54% in the 2004 period.

Refrigerated Distribution Division Net Sales. Refrigerated Distribution Division external net sales for the three months ended March 31, 2005 decreased $5.4 million, or 8%, to $65.9 million from $71.3 million for the three months ended March 31, 2004. This decrease was mostly due to much lower pricing for shell eggs. Also, overall distributed products unit sales declined 3% in the 2005 period compared to the 2004 period, as butter and private label cheese unit sales declined. Our most important product line, branded cheese, saw a 5% increase in unit sales, with a 13% increase in net sales, in the 2005 period as compared to the 2004 period.

Potato Products Division Net Sales. Potato Products Division external net sales for the three months ended March 31, 2005 increased $4.3 million, or 22%, to $23.8 million from $19.5 million for the three months ended March 31, 2004. This increase was attributable to strong unit sales growth for both foodservice and retail potato products, with the latter increasing 21% from 2004 period levels. Retail mashed items continued to show notable sales growth. Pricing of our potato products increased moderately year-over-year.

Gross Profit. Gross profit for the three months ended March 31, 2005 increased $2.0 million, or 4%, to $57.3 million from $55.3 million for the three months ended March 31, 2004. Our gross profit margin increased to 18.8% compared to the 2004 period at 16.2%. The higher gross profit margin reflected an increased gross profit margin from all divisions, with particular strength seen from our Potato Products Division. Reduced raw material costs, particularly related to external egg purchases, and generally favorable sales mix shifts, combined with improved pricing for certain products, caused the rise in gross profit margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2005 increased $2.4 million, or 8%, to $33.7 million from $31.3 million for the three months ended March 31, 2004. Selling, general and administrative expenses increased to 11.1% of net sales in the 2005 period compared with 9.2% for the 2004 period. The 2004 period included a $2.0 million expense reduction related to litigation settlements. Salaries, wages and employee benefits costs increased year-over-year in the 2005 period, while deflationary pressures caused a reduction in net sales. These factors resulted in the operating expense ratio increase.

Operating Profit. Operating profit for the three months ended March 31, 2005 decreased $0.4 million, or approximately 2%, to $23.6 million from $24.0 million for the three months ended March 31, 2004. This decrease is primarily attributable to the increase in operating expenses noted above offsetting the increased gross profit. Our operating profit margin increased to 7.7% in the 2005 period from 7.1% in the 2004 period due to net sales declining while operating expenses increased.

Egg Products Division Operating Profit. Egg Products Division operating profit for the three months ended March 31, 2005 decreased $2.3 million, or 11%, to $19.5 million from $21.8 million for the three months ended March 31, 2004. Operating profits for higher value-added egg products increased significantly due to a decline in both external and internal egg costs. Collectively, lower value-added egg products and shell eggs had an operating loss in the 2005 period, compared to notable profitability in the 2004 period, as a result of depressed market-driven pricing levels.

Refrigerated Distribution Division Operating Profit. Refrigerated Distribution Division operating profit for the three months ended March 31, 2005 increased modestly from the three months ended March 31, 2004. Operating profits for our key product line, branded cheese, increased in the 2005 period due to sales volume growth. These gains were largely offset by operating profit declines from other product lines, such as butter and bagels.

Potato Products Division Operating Profit. Potato Products Division operating profit for the three months ended March 31, 2005 increased to $3.2 million from $1.2 million for the three months ended March 31, 2004. This increase reflected a notable improvement, from a small loss to a meaningful profit, from the foodservice business in the 2005 period, while operating profits from our retail potato products sales declined slightly. The foodservice improvement resulted from improved pricing and strong processing yields (related, in part, to improved raw material quality), while the decline in retail operations was caused by promotional activities to support the Simply Potatoes® brand following its relaunch in the fall of 2004.

Other Expense (Income). Other expense of $0.6 million was recorded in the 2005 period as compared to other income of $(0.1) million in the 2004 period, which related to an increased net loss from our Belgium joint venture (see Note C to the condensed consolidated financial statements).

Interest Expense and Income Taxes. Interest expense increased by approximately $1.3 million in the 2005 period compared to the 2004 period, reflecting higher interest rates. Our tax rate was 37.5% in the 2005 period compared to 38.5% in the 2004 period. The reduction of the effective tax rate for the first quarter of 2005 is related to the Domestic Production Activities deduction of Section 199 of the Internal Revenue Code, which was enacted as part of the American Jobs Creation Act of 2004.

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

Cash flow provided by operating activities was $9.9 million for the three months ended March 31, 2005 compared to $34.5 million in the 2004 period. The decrease in cash flow provided by operating activities relates to decrease in net earnings and increases in working capital in the 2005 period, with higher accounts receivable recorded as of March 31, 2005. Our cash flows used in investing activities decreased to $10.4 million for the three months ended March 31, 2005 from $12.0 million for the 2004 period. Cash flows provided by financing activities were $0.2 million for the three months ended March 31, 2005 compared to a use of cash of $0.7 million in the 2004 period as a result of changes in our scheduled debt repayments which resulted from the repayment of $35 million of credit facility debt in December 2004.

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

We continue to have substantial annual cash interest expense. Our senior credit facility requires us to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the senior credit facility, the senior unsecured term loan facility and the indenture relating to the 8% Senior Subordinated Notes due 2013 contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in these agreements. Our failure to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on our results of operations, financial position and cash flow. In general, the debt covenants limit our discretion in the operation of our businesses. We were in compliance with all of the covenants under the senior credit facility, the senior unsecured term loan agreement and the indenture as of March 31, 2005.

The following is a calculation of our minimum interest coverage and maximum leverage ratios under our senior credit facility for the twelve-month periods ended March 31, 2005 and 2004. The terms and related calculations are defined in our senior credit facility, which agreement was included as Exhibit 10.1 of our registration statement on Form S-4 (Registration No. 333-112714) which went effective May 19, 2004 (in thousands, except ratios).

	2005		2004
	(in thousands)
Calculation of Interest Coverage Ratio:
Consolidated EBITDA (1)	$170,993		$168,604
Consolidated Cash Interest Expense (2)	43,163		41,616
Actual Interest Coverage Ratio (3)	3.96	x	4.05	x
Minimum Permitted Interest Coverage Ratio	2.15	x	2.10	x
Calculation of Leverage Ratio:
Funded Indebtedness (4)	$764,026		$802,346
Less: Cash and equivalents	(31,463)		(67,343)

	732,563		735,003
Consolidated EBITDA (1)	170,993		168,604
Actual Leverage Ratio (5)	4.28	x	4.36	x
Maximum Permitted Leverage Ratio	5.75	x	5.95	x

(1)	Consolidated EBITDA is defined in our senior credit facility as follows:

	Last Twelve Months Ended March 31,
	2005	2004
	(in thousands)
Net earnings (loss)	$32,177	$(20,398)
Interest expense, excluding amortization of debt issuance costs	41,480	40,682
Amortization of debt issuance costs	2,052	4,496
Income tax expense (benefit)	19,966	(12,824)
Depreciation and amortization	67,394	56,208
Equity sponsor management fee (a)	1,800	1,370
Industrial revenue bonds related expenses (b)	917	804
Other non-recurring charges related to acquisition accounting (c)	1,268	6,755
Transaction expenses (d)	—	22,838
Loss on early extinguishment of debt	—	61,226
Loss on Dairy Division disposition	—	16,288
Dairy Division net earnings	—	(5,555)
Income tax expense related to Dairy Division	—	(3,480)
Corporate costs allocated to the Dairy Division	—	(1,077)
Other (e)	4,644	1,271

	171,698	168,604
Unrealized gains (losses) on swap contracts	705	—

Consolidated EBITDA, as defined in our senior credit facility	$170,993	$168,604

(a)	Reflects management fees paid to equity sponsors.
(b)	Reflects fees associated with industrial revenue bonds guaranteed by certain of our subsidiaries.
(c)	Reflects loss associated with SFAS 141 purchase accounting primarily for inventories.
(d)	Reflects expenses incurred in connection with our acquisition by an investor group, including members of our management, in November 2003.
(e)	Reflects the following:

	2005	2004
Equity (earnings) losses of unconsolidated subsidiaries	$1,195	$342
Losses (gains) from the sale of assets not in the ordinary course of business	996	—
Preferred return on deferred compensation	1,534	711
Letter of credit fees	146	163
Fees and expenses in connection with the exchange of the Senior Subordinated Notes for registered notes	291	—
Other non-recurring charges	482	55

	$4,644	$1,271

(2)	Consolidated cash interest expense for the twelve-month periods ended March 31, as calculated in our senior credit facility, was as follows (in thousands):

	2005	2004
Interest expense, net	$44,483	$10,780
Interest income	732	134

Gross interest expense	45,215	10,914

minus: Amortization of debt issuance costs	2,052	510

	43,163	10,404
	X 1	X 4

Consolidated cash interest expense	$43,163	$41,616

(3)	Represents ratio of consolidated EBITDA to consolidated interest expense.
(4)	Funded indebtedness as of March 31 was as follows (in thousands):

	2005	2004
Term loan facility	$455,050	$493,763
Senior unsecured term loan facility	135,000	135,000
8% senior subordinated notes	150,000	150,000
Insurance bonds	878	806
Guarantee obligations (see Debt Guarantees described below)	6,038	6,326
Capital leases	6,751	6,987
Standby letters of credit (primarily with our casualty insurance carrier)	6,489	6,489
Funded indebtedness of Trilogy Egg Products, Inc.	3,577	2,698
Other	243	277

	$764,026	$802,346

(5)	Represents ratio of funded indebtedness less cash and equivalents to consolidated EBITDA.

As of March 31, 2005, (i) approximately $455.1 million was outstanding under the senior credit facility, and additional capacity of approximately $6.5 million was used under the revolving line of credit for letters of credit, and (ii) a $135.0 million senior unsecured term loan was outstanding. The weighted average interest rate for our borrowings under the senior credit facility and the unsecured term loan was approximately 5.4% at March 31, 2005. Given our business trends and cash flow forecast, we do not anticipate any use of the revolving line of credit in the near future, except for letters of credit purposes. However, it is possible that one or more acquisitions could arise, which could result in much of the revolving line of credit being utilized at some point.

We have guaranteed, through our Waldbaum subsidiary, the repayment of three industrial revenue bonds used for expansions of wastewater treatment facilities of three municipalities where we operate food processing plants. The repayment of these bonds is funded through the wastewater treatment fees we pay. Should such fees be insufficient to fund the bond payments as they become due, we have agreed to pay any shortfall. The principal balance of these bonds as of March 31, 2005 was approximately $6.0 million.

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

We invested approximately $10.1 million in capital expenditures in the three months ended March 31, 2005. We plan to spend approximately $45.6 million in total capital expenditures for 2005, which has been, or will be, used to maintain existing production facilities, expand refrigerated warehouse capacity, and to expand our value-added egg products capacity. We expect to fund this spending from operating cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the three months ended March 31, 2005. For additional information regarding our market risk, please refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2005. Based on these evaluations, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2005.

b. Changes in internal controls

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 15, 2005, we were notified that the United States Court of Appeals for the Federal Circuit rejected our appeal of a jury verdict of non-infringement of our patented extended shelf-life liquid egg technology in our long standing litigation with Sunny Fresh Foods, Inc., a subsidiary of Cargill, Inc. While our failure to overturn the jury verdict is not expected to be material to our business, increased competition in this key product line could result. The primary patent licensed to us expires in 2006.

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

MICHAEL FOODS, INC.

Date: May 12, 2005	By:	/s/ GREGG A. OSTRANDER
Gregg A. Ostrander (Chairman, Chief Executive Officer and President)

	By:	/s/ JOHN D. REEDY
John D. Reedy (Executive Vice President and Chief Financial Officer)

II-2