Form 10-Q
period 2005-06-30
MICHAEL FOODS INC/NEW
filed 2005-08-08
CIK 1278679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

The registrant’s Common Stock is not publicly traded. The Registrant had 3,000 shares of $0.01 par value common stock outstanding as of August 3, 2005.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$58,179	$31,816
Accounts receivable, less allowances	88,892	101,552
Inventories	97,976	91,044
Prepaid expenses and other	7,308	7,492

Total current assets	252,355	231,904

PROPERTY, PLANT AND EQUIPMENT
Land	4,044	4,044
Buildings and improvements	113,965	112,856
Machinery and equipment	256,223	238,888

	374,232	355,788
Less accumulated depreciation	82,379	55,227

	291,853	300,561

OTHER ASSETS
Goodwill	525,035	525,035
Intangible assets, net	240,014	246,794
Other assets	35,167	37,261

	800,216	809,090

	$1,344,424	$1,341,555

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$714	$651
Accounts payable	57,742	65,725
Accrued liabilities
Compensation	14,745	21,761
Customer programs	44,225	40,062
Interest	5,003	5,144
Income taxes	12,593	13,910
Other	26,468	24,107

Total current liabilities	161,490	171,360
LONG-TERM DEBT, less current maturities	746,070	750,132
DEFERRED INCOME TAXES	145,839	148,590
DEFERRED COMPENSATION	14,564	14,080
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDER’S EQUITY
Common stock, $0.01 par value, 3,000 shares authorized, issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Additional paid-in capital	254,618	254,618
Retained earnings	21,826	6,751
Accumulated other comprehensive income (loss)	17	(3,976)

	276,461	257,393

	$1,344,424	$1,341,555

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the three months ended June 30,

(Unaudited, in thousands)

	2005	2004
Net sales	$301,125	$324,684
Cost of sales	242,396	267,128

Gross profit	58,729	57,556
Selling, general and administrative expenses	33,865	33,577

Operating profit	24,864	23,979
Interest expense, net	11,637	10,781
Other expense	59	1,178

Earnings before income taxes	13,168	12,020
Income tax expense	4,937	4,631

Net earnings	$8,231	$7,389

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the six months ended June 30,

(Unaudited, in thousands)

	2005	2004
Net sales	$606,089	$665,296
Cost of sales	490,058	552,474

Gross profit	116,031	112,822
Selling, general and administrative expenses	67,612	64,869

Operating profit	48,419	47,953
Interest expense, net	23,615	21,561
Other expense	688	1,072

Earnings before income taxes	24,116	25,320
Income tax expense	9,041	9,750

Net earnings	$15,075	$15,570

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30,

(Unaudited, in thousands)

	2005	2004
Net cash provided by operating activities	$48,602	$53,335
Cash flows from investing activities:
Capital expenditures	(19,311)	(21,715)
Other assets	62	283

Net cash used in investing activities	(19,249)	(21,432)
Cash flows from financing activities:
Payments on long-term debt	(3,646)	(2,849)
Proceeds from long-term debt	705	835

Net cash used in financing activities	(2,941)	(2,014)
Effect of exchange rate changes on cash	(49)	9

Net increase in cash and equivalents	26,363	29,898
Cash and equivalents at beginning of period	31,816	45,594

Cash and equivalents at end of period	$58,179	$75,492

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

We utilize a fifty-two/fifty-three week fiscal year ending on the Saturday nearest to December 31 each year. The quarter ended June 30, 2005 was a 13 week period ended July 2, 2005 and the quarter ended June 30, 2004 was a 13 week period ended July 3, 2004. For clarity of presentation, we describe both periods as if the quarters ended on June 30th.

In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations for the periods indicated. Our results of operations and cash flows for the period ended June 30, 2005 are not necessarily indicative of the results expected for the full year.

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

On December 16, 2004, the FASB issued SFAS 123(R), “Share Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for private entities, as defined, on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123(R). We are currently assessing the impact to our consolidated results of operations of adopting SFAS No. 123(R).

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

Each segment’s share of goodwill was as follows (in thousands):

	June 30, 2005	December 31, 2004
Egg Products	$431,891	$431,891
Refrigerated Distribution	32,507	32,507
Potato Products	60,637	60,637

	$525,035	$525,035

Our intangible assets were as follows (in thousands):

	June 30, 2005	December 31, 2004
Amortized intangible assets (various, principally customer relationships)	$230,615	$230,615
Accumulated amortization	(24,626)	(16,846)

	205,989	213,769
Unamortized intangible assets (trademarks)	34,025	33,025

	$240,014	$246,794

The aggregate amortization expense for the six months ended June 30, 2005 and 2004 was $7,780,000 and $7,766,000, respectively. The estimated amortization expense for the years ended December 31, 2005 through December 31, 2009 is as follows (in thousands):

2005	$15,561
2006	15,554
2007	15,328
2008	15,328
2009	15,328

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

	June 30, 2005	December 31, 2004
Deferred financing costs	$35,030	$35,030
Accumulated amortization	(3,248)	(2,216)

	$31,782	$32,814

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

Inventories consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Raw materials and supplies	$15,670	$13,661
Work in process and finished goods	59,965	54,222
Flocks	22,341	23,161

	$97,976	$91,044

NOTE C—COMMITMENTS AND CONTINGENCIES

Patent Litigation

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

Other Matters

In March 2003, Belovo S.A., our egg products joint venture company in Belgium, of which we own 35.63%, notified the Belgian governmental health authorities of a potential processed egg powder contamination issue. Following the notification, production ceased for a month and the egg powders were recalled. The Belgian health authority placed the egg powder in quarantine. As of June 2005, nearly all of the inventory that had been quarantined has been released and has been sold. Belovo’s 2003 financial statements included provisions to cover approximately $5 million of identified risks from the contamination matter. We recorded other expenses of $1.2 million related to this matter in mid 2004. Belovo is pursuing a settlement with its insurance company regarding claims from customers for returned product. The final loss related to this matter has not been determined. Belovo’s sales decreased for the five months ended May 31, 2005 by $2.4 million, or 14%, to $14.2 million, compared to $16.6 million in the same period of 2004. Our investment in Belovo is approximately $2.7 million as of June 30, 2005.

NOTE D—COMPREHENSIVE INCOME

The components of and changes in accumulated other comprehensive income (loss), net of taxes, during the six months ended June 30, 2005 were as follows (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Interest Rate Caplet	Total
Balance at December 31, 2004	$(6,166)	$2,814	$(624)	$(3,976)
Foreign currency translation adjustment	—	(1,794)	—	(1,794)
Interest rate caplet	—	—	(41)	(41)
Change due to cash flow hedges	5,828	—	—	5,828

Balance at June 30, 2005	$(338)	$1,020	$(665)	$17

Comprehensive income, net of taxes, for the six months ended June 30, 2005 and 2004 was as follows (in thousands):

Net earnings for the six months ended June 30, 2005		$15,075
Net gains (losses) arising during the period:
Change due to cash flow hedges	5,828
Interest rate caplet	(41)
Foreign currency translation adjustment	(1,794)

Other comprehensive income		3,993

Comprehensive income for the six months ended June 30, 2005		$19,068

Net earnings for the six months ended June 30, 2004		$15,570
Net losses arising during the period:
Change due to cash flow hedges	(5,308)
Foreign currency translation adjustment	(228)

Other comprehensive loss		(5,536)

Comprehensive income for the six months ended June 30, 2004		$10,034

NOTE E—BUSINESS SEGMENTS

We operate in three reportable segments—Egg Products, Refrigerated Distribution and Potato Products. Certain financial information on our operating segments is as follows (unaudited, in thousands):

	EGG PRODUCTS	REFRIGERATED DISTRIBUTION	POTATO PRODUCTS	CORPORATE	TOTAL
Three months ended June 30, 2005:
External net sales	$211,823	$65,043	$24,259	$—	$301,125
Intersegment sales	1,921	—	1,006	—	2,927
Operating profit (loss)	19,532	3,557	4,103	(2,328)	24,864
Depreciation and amortization	14,810	1,151	1,593	1	17,555

Three months ended June 30, 2004:
External net sales	$234,950	$70,616	$19,118	$—	$324,684
Intersegment sales	3,383	—	776	—	4,159
Operating profit (loss)	22,502	2,921	875	(2,319)	23,979
Depreciation and amortization	14,020	1,117	1,821	2	16,960

Six months ended June 30, 2005:
External net sales	$427,085	$130,908	$48,096	$—	$606,089
Intersegment sales	3,844	—	2,090	—	5,934
Operating profit (loss)	39,030	7,105	7,329	(5,045)	48,419
Depreciation and amortization	29,629	2,276	3,188	2	35,095

Six months ended June 30, 2004:
External net sales	$484,713	$141,939	$38,644	$—	$665,296
Intersegment sales	9,418	—	1,578	—	10,996
Operating profit (loss)	44,309	6,382	2,055	(4,793)	47,953
Depreciation and amortization	28,055	2,260	3,644	4	33,963

NOTE F—SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Our senior credit agreement, senior unsecured term loan and senior subordinated notes have been guaranteed, on a joint and several basis, by us and our 100% owned domestic subsidiaries. The senior credit agreement is also guaranteed by our parent, M-Foods Holdings, Inc.

The following condensed consolidating financial information presents our condensed consolidating balance sheets at June 30, 2005 and December 31, 2004, together with our condensed consolidating statements of earnings and cash flows for the three and six month periods ended June 30, 2005 and 2004. These financial statements reflect Michael Foods, Inc. (the parent), the wholly-owned guarantor subsidiaries (on a combined basis), the non-guarantor subsidiary (MFI Food Canada Ltd.), and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Balance Sheets

June 30, 2005

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets
Cash and equivalents	$56,475	$477	$1,227	$—	$58,179
Accounts receivable, less allowances	258	84,681	7,085	(3,132)	88,892
Inventories	—	91,982	5,994	—	97,976
Prepaid expenses and other	701	6,303	304	—	7,308

Total current assets	57,434	183,443	14,610	(3,132)	252,355

Property, plant and equipment—net	25	272,095	19,733	—	291,853
Other assets
Goodwill	—	522,009	3,026	—	525,035
Other assets	34,826	258,796	—	(18,441)	275,181
Investment in subsidiaries	927,706	3,156	—	(930,862)	—

	962,532	783,961	3,026	(949,303)	800,216

Total assets	$1,019,991	$1,239,499	$37,369	$(952,435)	$1,344,424

Liabilities and Shareholder’s Equity
Current liabilities
Current maturities of long-term debt	$—	$—	$714	$—	$714
Accounts payable	195	55,761	4,378	(2,592)	57,742
Accrued liabilities	26,034	76,375	625	—	103,034

Total current liabilities	26,229	132,136	5,717	(2,592)	161,490

Long-term debt, less current maturities	736,862	185	29,134	(20,111)	746,070
Deferred income taxes	(34,125)	180,159	(195)	—	145,839
Deferred compensation	14,564	—	—	—	14,564
Shareholder’s equity	276,461	927,019	2,713	(929,732)	276,461

Total liabilities and shareholder’s equity	$1,019,991	$1,239,499	$37,369	$(952,435)	$1,344,424

Condensed Consolidating Balance Sheets

December 31, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets
Cash and equivalents	$29,954	$—	$1,862	$—	$31,816
Accounts receivable, less allowances	1,704	95,632	9,086	(4,870)	101,552
Inventories	—	84,228	6,816	—	91,044
Prepaid expenses and other	800	6,584	108	—	7,492

Total current assets	32,458	186,444	17,872	(4,870)	231,904

Property, plant and equipment—net	27	279,692	20,842	—	300,561
Other assets:
Goodwill	—	522,009	3,026	—	525,035
Other assets	35,865	264,363	—	(16,173)	284,055
Investment in subsidiaries	941,962	4,438	—	(946,400)	—

	977,827	790,810	3,026	(962,573)	809,090

Total assets	$1,010,312	$1,256,946	$41,740	$(967,443)	$1,341,555

Liabilities and Shareholder’s Equity
Current liabilities
Current maturities of long-term debt	$—	$17	$634	$—	$651
Accounts payable	321	65,051	5,132	(4,779)	65,725
Accrued liabilities	25,963	77,438	1,583	—	104,984

Total current liabilities	26,284	142,506	7,349	(4,779)	171,360

Long-term debt, less current maturities	740,100	184	30,773	(20,925)	750,132
Deferred income taxes	(27,545)	176,197	(62)	—	148,590
Deferred compensation	14,080	—	—	—	14,080
Shareholder’s equity	257,393	938,059	3,680	(941,739)	257,393

Total liabilities and shareholder’s equity	$1,010,312	$1,256,946	$41,740	$(967,443)	$1,341,555

Condensed Consolidating Statements of Earnings

Three months ended June 30, 2005

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$291,241	$14,610	$(4,726)	$301,125
Cost of sales	—	232,972	14,150	(4,726)	242,396

Gross profit	—	58,269	460	—	58,729
Selling, general and administrative expenses	2,328	31,519	1,397	(1,379)	33,865

Operating profit (loss)	(2,328)	26,750	(937)	1,379	24,864
Interest expense, net	11,109	113	415	—	11,637
Other expense (income)	(1,379)	59	—	1,379	59

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(12,058)	26,578	(1,352)	—	13,168
Equity in earnings (loss) of subsidiaries	15,947	(752)	—	(15,195)	—

Earnings (loss) before income taxes	3,889	25,826	(1,352)	(15,195)	13,168
Income tax expense (benefit)	(4,342)	9,879	(600)	—	4,937

Net earnings (loss)	$8,231	$15,947	$(752)	$(15,195)	$8,231

Condensed Consolidating Statements of Earnings

Six months ended June 30, 2005

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$585,821	$29,295	$(9,027)	$606,089
Cost of sales	—	471,134	27,951	(9,027)	490,058

Gross profit	—	114,687	1,344	—	116,031
Selling, general and administrative expenses	5,045	62,708	2,681	(2,822)	67,612

Operating profit (loss)	(5,045)	51,979	(1,337)	2,822	48,419
Interest expense, net	22,485	255	875	—	23,615
Other expense (income)	(2,822)	688	—	2,822	688

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(24,708)	51,036	(2,212)	—	24,116
Equity in earnings (loss) of subsidiaries	30,740	(1,199)	—	(29,541)	—

Earnings (loss) before income taxes	6,032	49,837	(2,212)	(29,541)	24,116
Income tax expense (benefit)	(9,043)	19,097	(1,013)	—	9,041

Net earnings (loss)	$15,075	$30,740	$(1,199)	$(29,541)	$15,075

Condensed Consolidating Statements of Earnings

Three months ended June 30, 2004

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$317,854	$19,172	$(12,342)	$324,684
Cost of sales	—	262,898	16,572	(12,342)	267,128

Gross profit	—	54,956	2,600	—	57,556
Selling, general and administrative expenses	2,319	30,499	2,001	(1,242)	33,577

Operating profit (loss)	(2,319)	24,457	599	1,242	23,979
Interest expense, net	10,063	281	437	—	10,781
Other expense (income)	(1,242)	1,178	—	1,242	1,178

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(11,140)	22,998	162	—	12,020
Equity in earnings (loss) of subsidiaries	13,687	(1)	—	(13,686)	—

Earnings (loss) before income taxes	2,547	22,997	162	(13,686)	12,020
Income tax expense (benefit)	(4,842)	9,310	163	—	4,631

Net earnings (loss)	$7,389	$13,687	$(1)	$(13,686)	$7,389

Condensed Consolidating Statements of Earnings

Six months ended June 30, 2004

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$649,573	$37,667	$(21,944)	$665,296
Cost of sales	—	540,956	33,462	(21,944)	552,474

Gross profit	—	108,617	4,205	—	112,822
Selling, general and administrative expenses	4,793	59,119	3,631	(2,674)	64,869

Operating profit (loss)	(4,793)	49,498	574	2,674	47,953
Interest expense, net	20,127	582	852	—	21,561
Other expense (income)	(2,674)	1,072	—	2,674	1,072

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(22,246)	47,844	(278)	—	25,320
Equity in earnings (loss) of subsidiaries	28,525	(439)	—	(28,086)	—

Earnings (loss) before income taxes	6,279	47,405	(278)	(28,086)	25,320
Income tax expense (benefit)	(9,291)	18,880	161	—	9,750

Net earnings (loss)	$15,570	$28,525	$(439)	$(28,086)	$15,570

Condensed Consolidating Statements of Cash Flows

Six months ended June 30, 2005

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by operating activities	$10,049	$37,908	$645	$48,602
Cash flows from investing activities:
Capital expenditures	—	(18,579)	(732)	(19,311)
Other assets	7	55	—	62

Net cash provided by (used in) investing activities	7	(18,524)	(732)	(19,249)
Cash flows from financing activities:
Payments on long-term debt	(3,238)	(17)	(391)	(3,646)
Proceeds from long-term debt	—	813	(108)	705
Investment in subsidiaries	19,703	(19,703)	—	—

Net cash provided by (used in) financing activities	16,465	(18,907)	(499)	(2,941)
Effect of exchange rate changes on cash	—	—	(49)	(49)

Net increase (decrease) in cash and equivalents	26,521	477	(635)	26,363
Cash and equivalents at beginning of period	29,954	—	1,862	31,816

Cash and equivalents at end of period	$56,475	$477	$1,227	$58,179

Condensed Consolidating Statements of Cash Flows

Six months ended June 30, 2004

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by operating activities	$34,496	$17,615	$1,224	$53,335
Cash flows from investing activities:
Capital expenditures	(20)	(20,893)	(802)	(21,715)
Investments in joint ventures and other assets	124	159	—	283)

Net cash provided by (used in) investing activities	104	(20,734)	(802)	(21,432)
Cash flows from financing activities:
Payments on long-term debt	(2,475)	(17)	(357)	(2,849)
Proceeds from long-term debt	—	—	835	835
Investment in subsidiaries	(9,584)	9,584	—	—

Net cash provided by (used in) financing activities	(12,059)	9,567	478	(2,014)
Effect of exchange rate changes on cash	—	—	9	9

Net increase in cash and equivalents	22,541	6,448	909	29,898
Cash and equivalents at beginning of period	52,201	(7,915)	1,308	45,594

Cash and equivalents at end of period	$74,742	$(1,467)	$2,217	$75,492

ITEM 2— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a producer and distributor of specialty egg products to the foodservice, retail and industrial ingredient markets. We are also a producer and distributor of refrigerated potato products to the foodservice and retail grocery markets. Additionally, we distribute refrigerated food items, primarily cheese and other dairy products, to the retail grocery market, predominantly in the central United States. We focus our growth efforts on the specialty sectors within our food categories and strive to be a market leader in product innovation and low-cost production. We have a strategic focus on value-added processing of food products which is designed to capitalize on key food industry trends, such as (i) the desire for improved safety and convenience, (ii) the focus by foodservice operators on reducing labor and waste, and (iii) the growth of food consumption away from home. In recent years, our net sales and operating profit, excluding transaction expenses, have each increased as a result of our focus on value-added products and favorable food industry trends such as an increasing percentage of the total annual spending on food in the U.S. being devoted to eating away from home.

Commodities and Product Pricing

The profit margins we earn on certain of our products are sensitive to changes in commodity prices. Higher value-added egg products, such as extended shelf-life liquid and precooked products, account for approximately 60% of the Egg Products Division’s annual net sales. Although gross profit margins for higher value-added egg products are generally less sensitive to commodity price fluctuations than are other egg products or shell eggs, we are also unable to adjust pricing for these products as quickly as we are for other egg products and shell eggs when our costs change. The remainder of the products sold by our Egg Products Division are mainly used in the industrial ingredients market, or are shell eggs, and are more commodity price-sensitive than are higher value-added product sales. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Graded shell egg pricing in the first half of 2005 was substantially lower than in the first half of 2004 (as measured by Urner Barry Publications) and resulted in significantly lower food ingredients egg products prices. Feed costs declined year-over-year during the first half of 2005.

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

Results of Operations

Three Months Ended June 30, 2005 as Compared to Three Months Ended June 30, 2004

Readers are directed to Note E—Business Segments for data on the unaudited financial results of our business segments for the three months ended June 30, 2005 and 2004.

Net Sales. Net sales for the three months ended June 30, 2005 decreased $23.6 million, or approximately 7%, to $301.1 million from $324.7 million for the three months ended June 30, 2004, reflecting substantial egg market deflation, which reduced selling prices within both the Egg Products and Refrigerated Distribution divisions.

Egg Products Division Net Sales. Egg Products Division external net sales for the three months ended June 30, 2005 decreased $23.2 million, or 10%, to $211.8 million from $235.0 million for the three months ended June 30, 2004. External net sales decreased for most product lines. Sales decreased notably for dried and short shelf-life egg products, with pricing down over 30% for each. Sales increased for egg substitutes and precooked egg products. Divisional unit sales increased 4% in the 2005 period compared to the 2004 period, with precooked unit sales showing the strongest gains at approximately 20%, due to strong foodservice results driven, in part, by customers’ promotional activities and product introductions. Egg market pricing in the 2005 period fell to below-normal levels, relative to historical pricing, after being significantly above historical levels in the first half of 2004. During the 2005 period, shell egg prices were approximately 28% lower than in the 2004 period (as reported by Urner Barry Publications), resulting in significantly lower pricing for market-sensitive egg products and shell eggs. Sales of higher value-added egg products represented approximately 65% of the Egg Products Division’s external net sales in the 2005 period and 58% in the 2004 period.

Refrigerated Distribution Division Net Sales. Refrigerated Distribution Division external net sales for the three months ended June 30, 2005 decreased $5.6 million, or 8%, to $65.0 million from $70.6 million for the three months ended June 30, 2004. This decrease was due primarily to much lower pricing for shell eggs. However, overall distributed products (i.e., excluding shell eggs) unit and net sales increased in the 2005 period compared to the 2004 period, as several product lines showed volume growth, particularly cheese, butter and bagels. Our most important product line, branded cheese, saw a 6% increase in unit sales in the 2005 period as compared to the 2004 period.

Potato Products Division Net Sales. Potato Products Division external net sales for the three months ended June 30, 2005 increased $5.2 million, or 27%, to $24.3 million from $19.1 million for the three months ended June 30, 2004. This increase was attributable to strong unit sales growth for both foodservice and retail potato products, with the latter increasing 20% from 2004 period levels. As a category, retail refrigerated potato products have shown notable growth in 2005 and our late 2004 activities to enhance and relaunch our Simply Potatoes® brand have proven successful. Retail mashed items continued to show notable sales growth. Pricing of our potato products increased year-over-year.

Gross Profit. Gross profit for the three months ended June 30, 2005 increased $1.1 million, or 2%, to $58.7 million from $57.6 million for the three months ended June 30, 2004. Our gross profit margin increased to 19.5% compared to the 2004 period at 17.7%. The higher gross profit margin reflected an increased gross profit margin from all divisions, with particular strength seen from our Potato Products Division. Reduced raw material costs, particularly related to external egg purchases, and generally favorable sales mix shifts, combined with improved pricing for certain products, caused the rise in gross profit margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2005 increased $0.3 million, or 1%, to $33.9 million from $33.6 million for the three months ended June 30, 2004. Selling, general and administrative expenses increased to 11.2% of net sales in the 2005 period compared with 10.3% for the 2004 period. The 2004 period included costs associated with an exchange offer for our senior subordinated notes. Salaries, wages and employee benefits costs increased year-over-year in the 2005 period, while deflationary pressures caused a reduction in net sales. These factors resulted in the operating expense ratio increase.

Operating Profit. Operating profit for the three months ended June 30, 2005 increased $0.9 million, or approximately 4%, to $24.9 million from $24.0 million for the three months ended June 30, 2004. This increase is attributable to increased gross profits. Our operating profit margin increased to 8.3% in the 2005 period from 7.4% in the 2004 period due to notable gross profit margin improvement.

Egg Products Division Operating Profit. Egg Products Division operating profit for the three months ended June 30, 2005 decreased $3.0 million, or 13%, to $19.5 million from $22.5 million for the three months ended June 30, 2004. Operating profits for higher value-added egg products increased significantly in the 2005 period due primarily to volume growth and a decline in both external and internal egg costs. However, lower value-added egg products and shell eggs had an operating loss in the 2005 period, as a result of depressed market-driven egg pricing levels. This compares to notable profitability in the 2004 period.

Refrigerated Distribution Division Operating Profit. Refrigerated Distribution Division operating profit for the three months ended June 30, 2005 increased $0.6 million, or 22%, to $3.6 million from $2.9 million for the three months ended June 30, 2004. Operating profits for our key product lines, branded cheese and butter, increased in the 2005 period due to sales volume growth and lower raw material costs. These increases were somewhat offset by reduced operating profits from our private label cheese and other distributed product lines.

Potato Products Division Operating Profit. Potato Products Division operating profit for the three months ended June 30, 2005 increased to $4.1 million from $0.9 million for the three months ended June 30, 2004. This increase reflected a notable improvement, from a small loss to a meaningful profit, from the foodservice business in the 2005 period, while operating profits from our retail potato products sales increased significantly. The profit improvements resulted from strong volume growth, improved pricing and higher processing yields, related, in part, to improved raw material quality.

Other Expense (Income). Insignificant other expense was recorded in the 2005 period as compared to $1.2 million in the 2004 period. The decrease related to a reduction in net losses from our Belgium joint venture (see Note C to the condensed consolidated financial statements).

Interest Expense and Income Taxes. Interest expense increased by approximately $0.8 million in the 2005 period compared to the 2004 period, reflecting higher interest rates. Our effective tax rate was 37.5% in the 2005 period compared to 38.5% in the 2004 period. The reduction of the effective tax rate for the second quarter of 2005 is related to the domestic manufacturers deduction, which was enacted as part of the American Jobs Creation Act of 2004.

Six Months Ended June 30, 2005 as Compared to Six Months Ended June 30, 2004

Readers are directed to Note E—Business Segments for data on the unaudited financial results of our business segments for the six months ended June 30, 2005 and 2004.

Net Sales. Net sales for the six months ended June 30, 2005 decreased $59.2 million, or 9%, to $606.1 million from $665.3 million for the six months ended June 30, 2004, reflecting substantial egg market deflation, which reduced selling prices within both the Egg Products and Refrigerated Distribution divisions.

Egg Products Division Net Sales. Egg Products Division external net sales for the six months ended June 30, 2005 decreased $57.6 million, or 12%, to $427.1 million from $484.7 million for the six months ended June 30, 2004. External net sales decreased for most product lines. Sales decreased notably for dried and short shelf-life egg products, with pricing down over 30% for each. Sales increased for egg substitutes and precooked egg products. Divisional unit sales increased 3% in the 2005 period compared to the 2004 period, with precooked unit sales showing the strongest gains at approximately 25%, due to strong foodservice results driven, in part, by customers’ promotional activities and product introductions. Egg market pricing in the 2005 period fell to below-normal levels, relative to historical pricing, after being significantly above historical levels in the first half of 2004. During the 2005 period, shell egg prices were approximately 45% lower than in the 2004 period (as reported by Urner Barry Publications), resulting in significantly lower pricing for market-sensitive egg products and shell eggs. Sales of higher value-added egg products represented approximately 65% of the Egg Products Division’s external net sales in the 2005 period and 56% in the 2004 period.

Refrigerated Distribution Division Net Sales. Refrigerated Distribution Division external net sales for the six months ended June 30, 2005 decreased $11.0 million, or 8%, to $130.9 million from $141.9 million for the six months ended June 30, 2004. This decrease was primarily due to much lower pricing for shell eggs. However, overall distributed products (i.e., excluding shell eggs) unit and net sales increased in the 2005 period compared to the 2004 period, as several product lines showed volume growth, particularly cheese, butter and bagels. Our most important product line, branded cheese, saw a 6% increase in unit sales in the 2005 period as compared to the 2004 period.

Potato Products Division Net Sales. Potato Products Division external net sales for the six months ended June 30, 2005 increased $9.5 million, or 24%, to $48.1 million from $38.6 million for the six months ended June 30, 2004. This increase was attributable to strong unit sales growth for both foodservice and retail potato products, with the latter increasing 21% from 2004 period levels. As a category, retail refrigerated potato products have shown notable growth in 2005 and our late 2004 activities to enhance and relaunch our Simply Potatoes® brand have proven successful. Retail mashed items continued to show notable sales growth. Pricing of our potato products increased year-over-year.

Gross Profit. Gross profit for the six months ended June 30, 2005 increased $3.2 million, or 3%, to $116.0 million from $112.8 million for the six months ended June 30, 2004. Our gross profit margin increased to 19.1% in the 2005 period compared to the 2004 period at 17.0%. The higher gross profit margin reflected an increased gross profit margin from all divisions, with particular strength seen from our Potato Products Division. Reduced raw material costs, particularly related to external egg purchases, and generally favorable sales mix shifts, combined with improved pricing for certain products, caused the rise in gross profit margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2005 increased $2.7 million, or 4%, to $67.6 million from $64.9 million for the six months ended June 30, 2004. Selling, general and administrative expenses increased to 11.1% of net sales in the 2005 period compared with 9.8% for the 2004 period. The 2004 period included a $2.0 million expense reduction related to litigation settlements and costs associated with an exchange offer for our senior subordinated notes. Salaries, wages and employee benefits costs increased year-over-year in the 2005 period, while deflationary pressures caused a reduction in net sales. These factors resulted in the operating expense ratio increase.

Operating Profit. Operating profit for the six months ended June 30, 2005 increased $0.4 million, or approximately 1%, to $48.4 million from $48.0 million for the six months ended June 30, 2004. This increase is attributable to increased gross profits. Our operating profit margin increased to 8.0% in the 2005 period from 7.2% in the 2004 period due to notable gross profit margin improvement.

Egg Products Division Operating Profit. Egg Products Division operating profit for the six months ended June 30, 2005 decreased $5.3 million, or 12%, to $39.0 million from $44.3 million for the six months ended June 30, 2004. Operating profits for higher value-added egg products increased significantly in the 2005 period due primarily to volume growth and a decline in external egg costs. However, lower value-added egg products and shell eggs had an operating loss in the 2005 period, as a result of depressed market-driven egg pricing levels. This compares to notable profitability in the 2004 period.

Refrigerated Distribution Division Operating Profit. Refrigerated Distribution Division operating profit for the six months ended June 30, 2005 increased $0.7 million, or 11%, to $7.1 million from $6.4 million for the six months ended June 30, 2004. Operating profits for our key product lines, branded cheese and butter, increased in the 2005 period due to sales volume growth and lower raw material costs. These increases were somewhat offset by reduced operating profits from our private label cheese and other distributed product lines.

Potato Products Division Operating Profit. Potato Products Division operating profit for the six months ended June 30, 2005 increased to $7.3 million from $2.1 million for the six months ended June 30, 2004. This increase reflected a notable improvement from a small loss to a meaningful profit from the foodservice business in the 2005 period, while operating profits from our retail potato products sales increased significantly. The profit improvements resulted from strong volume growth, improved pricing and higher processing yields, related, in part, to improved raw material quality.

Other Expense (Income). Other expense of $0.7 million was recorded in the 2005 period as compared to $1.1 million in the 2004 period, This decrease related to a reduction in net losses from our Belgium joint venture (see Note C to the condensed consolidated financial statements).

Interest Expense and Income Taxes. Interest expense increased by approximately $2.1 million in the 2005 period compared to the 2004 period, reflecting higher interest rates. Our effective tax rate was 37.5% in the 2005 period compared to 38.5% in the 2004 period. The reduction of the effective tax rate for 2005 is related to the domestic manufacturers deduction, which was enacted as part of the American Jobs Creation Act of 2004.

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

Cash flow provided by operating activities was $48.6 million for the six months ended June 30, 2005, compared to $53.3 million in the 2004 period. The decrease in cash flow provided by operating activities relates to reduced net earnings and increased working capital in the 2005 period. Our cash flows used in investing activities decreased to $19.2 million for the six months ended June 30, 2005 from $21.4 million for the 2004 period. Cash flows used by financing activities were $3.0 million for the six months ended June 30, 2005, compared to $2.0 million in the 2004 period.

During the second quarter of 2005 we amended our senior credit facility to redefine certain working capital terms, and to amend and restate a portion of the excess cash flow definition therein. The substance of these changes provides us with greater benefit from any voluntary prepayments of borrowings we may make under the facility.

We continue to have substantial annual cash interest expense. Our senior credit facility requires us to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the senior credit facility, the senior unsecured term loan facility and the indenture relating to the 8% Senior Subordinated Notes due 2013 contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in these agreements. Our failure to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on our results of operations, financial position and cash flow. In general, the debt covenants limit our discretion in the operation of our businesses. We were in compliance with all of the covenants under the senior credit facility, the senior unsecured term loan agreement and the indenture as of June 30, 2005.

The following is a calculation of our minimum interest coverage and maximum leverage ratios under our senior credit facility for the twelve-month periods ended June 30, 2005 and 2004. The terms and related calculations are defined in our senior credit facility, which agreement and amendments thereto were included as Exhibit 10.1 of our registration statement on Form S-4 (Registration No. 333-112714) as filed with the Commission on February 11, 2004, as Exhibit 10.33 to our current report on Form 8-K as filed with the Commission on September 22, 2004 and as Exhibit 10.1 to our current report on Form 8-K as filed with the Commission on May 18, 2005.

	2005		2004
	(in thousands)
Calculation of Interest Coverage Ratio:
Consolidated EBITDA (1)	$171,532		$175,881
Consolidated Cash Interest Expense (2)	44,152		41,634
Actual Interest Coverage Ratio (3)	3.89	x	4.22	x
Minimum Permitted Interest Coverage Ratio	2.15	x	2.10	x
Calculation of Leverage Ratio:
Funded Indebtedness (4)	$760,182		$800,983
Less: Cash and equivalents	(58,179)		(75,492)

	702,003		725,491
Consolidated EBITDA (1)	171,532		175,881
Actual Leverage Ratio (5)	4.08	x	4.12	x
Maximum Permitted Leverage Ratio	5.75	x	5.95	x

(1)	Consolidated EBITDA is defined in our senior credit facility as follows:

	Last Twelve Months Ended June 30,
	2005	2004
	(in thousands)
Net earnings (loss)	$33,019	$(21,856)
Interest expense, excluding amortization of debt issuance costs	42,736	37,322
Amortization of debt issuance costs	2,058	6,112
Income tax expense (benefit)	20,272	(13,742)
Depreciation and amortization	67,989	60,024
Equity sponsor management fee (a)	1,857	1,429
Industrial revenue bonds related expenses (b)	910	815
Other non-recurring charges related to acquisition accounting (c)	380	7,643
Transaction expenses (d)	—	22,838
Loss on early extinguishment of debt	—	61,226
Loss on Dairy Division disposition	—	16,288
Dairy Division net earnings	—	(2,814)
Income tax expense related to Dairy Division	—	(1,770)
Corporate costs allocated to the Dairy Division	—	(775)
Other (e)	3,104	3,141

	172,325	175,881
Unrealized gains (losses) on swap contracts	793	—

Consolidated EBITDA, as defined in our senior credit facility	$171,532	$175,881

(a)	Reflects management fees paid to equity sponsors.
(b)	Reflects fees associated with industrial revenue bonds guaranteed by certain of our subsidiaries.
(c)	Reflects loss associated with SFAS 141 purchase accounting primarily for inventories.
(d)	Reflects expenses incurred in connection with our acquisition by an investor group, including members of our management, in November 2003.
(e)	Reflects the following:

	2005	2004
Equity losses of unconsolidated subsidiaries	$77	$1,566
Losses from the sale of assets not in the ordinary course of business	1,058	—
Preferred return on deferred compensation	1,272	1,215
Letter of credit fees	140	162
Fees and expenses in connection with the exchange of the Senior Subordinated Notes for registered notes	102	—
Other non-recurring charges	455	198

	$3,104	$3,141

(2)	Consolidated cash interest expense for the periods ended June 30, as calculated in our senior credit facility, was as follows (in thousands):

	Twelve Months Ended June 30, 2005	Six Months Ended June 30, 2004
Interest expense, net	$45,339	$21,561
Interest income	871	276

Gross interest expense	46,210	21,837
Less: Amortization of debt issuance costs	2,058	1,020

	44,152	20,817
	X 1	X 2

Consolidated cash interest expense	$44,152	$41,634

(3)	Represents ratio of consolidated EBITDA to consolidated interest expense.
(4)	Funded indebtedness as of June 30 was as follows (in thousands):

	2005	2004
Term loan facility	$451,812	$492,525
Senior unsecured term loan facility	135,000	135,000
8% senior subordinated notes	150,000	150,000
Insurance bonds	878	878
Guarantee obligations (see Debt Guarantees described below)	6,031	6,319
Capital leases	6,318	6,523
Standby letters of credit (primarily with our casualty insurance carrier)	6,489	6,489
Funded indebtedness of Trilogy Egg Products, Inc.	3,420	2,980
Other	234	269

	$760,182	$800,983

(5)	Represents ratio of funded indebtedness less cash and equivalents to consolidated EBITDA.

As of June 30, 2005, (i) approximately $451.8 million was outstanding under the senior credit facility, and additional capacity of approximately $6.5 million was used under the revolving line of credit for letters of credit, and (ii) a $135.0 million senior unsecured term loan was outstanding. The weighted average interest rate for our borrowings under the senior credit facility and the unsecured term loan was approximately 5.6% at June 30, 2005. Given our business trends and cash flow forecast, we do not anticipate any use of the revolving line of credit in the near future, except for letters of credit purposes. However, it is possible that one or more acquisitions could arise, which could result in much of the revolving line of credit being utilized at some point.

We have guaranteed, through our Waldbaum subsidiary, the repayment of three industrial revenue bonds used for expansions of wastewater treatment facilities of three municipalities where we operate food processing plants. The repayment of these bonds is funded through the wastewater treatment fees we pay. Should such fees be insufficient to fund the bond payments as they become due, we have agreed to pay any shortfall. The principal balance of these bonds as of June 30, 2005 was approximately $6.0 million. In addition, our parent, M-Foods Holdings, Inc., has outstanding 9.75% Senior Discount Notes due October 1, 2013. The accreted balance of these notes as of June 30, 2005 was $107.8 million.

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

We invested approximately $19.3 million in capital expenditures in the six months ended June 30, 2005. We plan to spend approximately $45.6 million in total capital expenditures for 2005, which has been, or will be, used to maintain existing production facilities, expand refrigerated warehouse capacity, and to expand our value-added egg products capacity. We expect to fund this spending from operating cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the six months ended June 30, 2005. For additional information regarding our market risk, please refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2005. Based on these evaluations, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2005.

b. Changes in internal controls

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MICHAEL FOODS, INC.

Date: August 8, 2005	By:	/s/ GREGG A. OSTRANDER
Gregg A. Ostrander (Chairman, Chief Executive Officer and President)

	By:	/s/ JOHN D. REEDY
John D. Reedy (Executive Vice President and Chief Financial Officer)