Form 10-Q
period 2005-09-30
MICHAEL FOODS INC/NEW
filed 2005-11-04
CIK 1278679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐  Yes    ☒  No

The registrant’s Common Stock is not publicly traded. The Registrant had 3,000 shares of $0.01 par value common stock outstanding as of November 4, 2005.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$64,460	$31,816
Accounts receivable, less allowances	103,903	101,552
Inventories	96,202	91,044
Prepaid expenses and other	16,580	7,492

Total current assets	281,145	231,904

PROPERTY, PLANT AND EQUIPMENT
Land	4,044	4,044
Buildings and improvements	114,081	112,856
Machinery and equipment	268,562	238,888

	386,687	355,788
Less accumulated depreciation	96,379	55,227

	290,308	300,561

OTHER ASSETS
Goodwill	521,435	525,035
Intangible assets, net	236,124	246,794
Other assets	44,810	37,261

	802,369	809,090

	$1,373,822	$1,341,555

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$762	$651
Accounts payable	65,777	65,725
Accrued liabilities
Compensation	16,269	21,761
Customer programs	44,450	40,062
Interest	8,008	5,144
Income taxes	12,943	13,910
Other	24,475	24,107

Total current liabilities	172,684	171,360
LONG-TERM DEBT, less current maturities	756,186	750,132
DEFERRED INCOME TAXES	142,400	148,590
DEFERRED COMPENSATION	14,806	14,080
COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDER’S EQUITY
Common stock, $0.01 par value, 3,000 shares authorized, issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Additional paid-in capital	254,618	254,618
Retained earnings	31,114	6,751
Accumulated other comprehensive income (loss)	2,014	(3,976)

	287,746	257,393

	$1,373,822	$1,341,555

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the three months ended September 30

(Unaudited, in thousands)

	2005	2004
Net sales	$309,154	$323,871
Cost of sales	249,923	267,140

Gross profit	59,231	56,731
Selling, general and administrative expenses	32,816	33,117

Operating profit	26,415	23,614
Interest expense, net	11,535	10,576
Other expense (income)	23	(149)

Earnings before income taxes	14,857	13,187
Income tax expense	5,569	5,082

Net earnings	$9,288	$8,105

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the nine months ended September 30

(Unaudited, in thousands)

	2005	2004
Net sales	$915,243	$989,167
Cost of sales	739,981	819,614

Gross profit	175,262	169,553
Selling, general and administrative expenses	100,428	97,986

Operating profit	74,834	71,567
Interest expense, net	35,150	32,137
Other expense	711	923

Earnings before income taxes	38,973	38,507
Income tax expense	14,610	14,832

Net earnings	$24,363	$23,675

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30

(Unaudited, in thousands)

	2005	2004
Net cash provided by operating activities	$67,668	$75,489
Cash flows from investing activities:
Capital expenditures	(30,140)	(29,368)
Other assets	131	796

Net cash used in investing activities	(30,009)	(28,572)
Cash flows from financing activities:
Payments on long-term debt	(5,042)	(4,192)
Proceeds from long-term debt	—	151
Additional capital invested by parent	—	7,696

Net cash provided by (used in) financing activities	(5,042)	3,655
Effect of exchange rate changes on cash	27	86

Net increase in cash and equivalents	32,644	50,658
Cash and equivalents at beginning of period	31,816	45,594

Cash and equivalents at end of period	$64,460	$96,252

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

We utilize a fifty-two/fifty-three week fiscal year ending on the Saturday nearest to December 31 each year. The quarter ended September 30, 2005 was a 13 week period ended October 1, 2005 and the quarter ended September 30, 2004 was a 13 week period ended October 2, 2004. For clarity of presentation, we describe both periods as if the quarters ended on September 30th.

In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations for the periods indicated. Our results of operations and cash flows for the period ended September 30, 2005 are not necessarily indicative of the results expected for the full year.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of Accounting Principals Board (“APB”) Opinion No. 29.” This statement amends APB Opinion No.29 and is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning June 15, 2005. The adoption of this statement, required effective July 1, 2005, had no effect on our financial condition or results of operations.

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

The FASB has clarified the adoption of SFAS 123(R) with FSP SFAS 123(R)-1 “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)” and FSP SFAS 123(R)-2 “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” These staff positions clarify the implementation of SFAS 123(R). We do not believe they will have a material impact on the Company.

The FASB has proposed FSP SFAS 123(R)-c “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This proposed staff position provides for an alternate method for the implementation of SFAS 123(R). We do not believe it will have a material impact on the Company.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” (SFAS 154) which replaces APB Opinion No. 20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are currently evaluating the effect that the adoption of SFAS 154 will have on our consolidated results of operations and financial condition but do not expect that adoption will have a material impact.

Goodwill and Intangible Assets with Indefinite Lives

We recognize the excess cost of an acquired entity over the net amount assigned to assets acquired, including intangible assets with indefinite lives, and liabilities assumed, as goodwill. Goodwill and intangible assets with indefinite lives (i.e., trademarks) are tested for impairment on an annual basis during the fourth quarter and between annual tests whenever there is an impairment indicated. Fair values are estimated based on our best estimate of the future cash flows compared with the corresponding carrying value of the reporting unit, including goodwill. Impairment losses will be recognized whenever the implied fair value is less than the carrying value of the related asset.

Other Intangibles

We recognize an acquired intangible asset apart from goodwill whenever the asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset or liability. An intangible asset other than goodwill is amortized over its estimated useful life unless that life is determined to be indefinite. Impairment losses are recognized if the carrying amount of an intangible asset subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

Each segment’s share of goodwill was as follows (in thousands):

	September 30, 2005	December 31, 2004
Egg Products	$428,939	$431,891
Refrigerated Distribution	32,291	32,507
Potato Products	60,205	60,637

	$521,435	$525,035

The change in the carrying amount of goodwill for the period ended September 30, 2005 was as follows:

Balance at December 31, 2004	$525,035
Reduction related to resolution of certain tax contingencies	(3,600)

Balance at September 30, 2005	$521,435

Our intangible assets were as follows (in thousands):

	September 30, 2005	December 31, 2004
Amortizable intangible assets, principally customer relationships	$230,615	$230,615
Accumulated amortization	(28,516)	(16,846)

	202,099	213,769
Indefinite lived intangible assets-trademarks	34,025	33,025

	$236,124	$246,794

The aggregate amortization expense for the nine months ended September 30, 2005 and 2004 was $11,670,000 and $11,655,000, respectively. The estimated amortization expense for the years ending December 31, 2005 through December 31, 2009 is as follows (in thousands):

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

	September 30, 2005	December 31, 2004
Deferred financing costs	$35,036	$35,030
Accumulated amortization	(3,764)	(2,216)

	$31,272	$32,814

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

Inventories consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Raw materials and supplies	$16,446	$13,661
Work in process and finished goods	58,174	54,222
Flocks	21,582	23,161

	$96,202	$91,044

NOTE C—COMMITMENTS AND CONTINGENCIES

Litigation

We are engaged in routine litigation incidental to our business. We believe the ultimate outcome of this litigation will not have a material effect on our consolidated financial position, liquidity or results of operations.

Other Matters

In March 2003, Belovo S.A., our egg products joint venture company in Belgium, of which we own 35.63%, notified the Belgian governmental health authorities of a potential processed egg powder contamination issue. Following the notification, production ceased for a month and the egg powders were recalled. The Belgian health authority placed the egg powder in quarantine. As of September 30, 2005, nearly all of the inventory that had been quarantined has been released and has been sold. Belovo is pursuing a settlement with its insurance company regarding claims from customers for returned product. The final loss related to this matter has not been determined. Belovo’s sales decreased for the six months ended June 30, 2005 by $2.6 million, or 13%, to $17.5 million, compared to $20.1 million in the same period of 2004. Our investment in Belovo was approximately $2.7 million as of September 30, 2005.

NOTE D—COMPREHENSIVE INCOME

The components of and changes in accumulated other comprehensive income (loss), net of taxes, during the nine months ended September 30, 2005 were as follows (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Interest Rate Caplet	Total
Balance at December 31, 2004	$(6,166)	$2,814	$(624)	$(3,976)
Foreign currency translation adjustment	—	(94)	—	(94)
Interest rate caplet	—	—	(38)	(38)
Change due to cash flow hedges	6,122	—	—	6,122

Balance at September 30, 2005	$(44)	$2,720	$(662)	$2,014

Comprehensive income, net of taxes, for the nine months ended September 30, 2005 and 2004 was as follows (in thousands):

Net earnings for the nine months ended September 30, 2005		$24,363
Net gains (losses) arising during the period:
Change due to cash flow hedges	6,122
Interest rate caplet	(38)
Foreign currency translation adjustment	(94)

Other comprehensive income		5,990

Comprehensive income for the nine months ended September 30, 2005		$30,353

Net earnings for the nine months ended September 30, 2004		$23,675
Net losses arising during the period:
Change due to cash flow hedges	(10,743)
Foreign currency translation adjustment	981

Other comprehensive loss		(9,762)

Comprehensive income for the nine months ended September 30, 2004		$13,913

NOTE E—BUSINESS SEGMENTS

We operate in three reportable segments—Egg Products, Refrigerated Distribution and Potato Products. Certain financial information on our operating segments is as follows (unaudited, in thousands):

	EGG PRODUCTS	REFRIGERATED DISTRIBUTION	POTATO PRODUCTS	CORPORATE	TOTAL
Three months ended September 30, 2005:
External net sales	$218,524	$66,078	$24,552	$—	$309,154
Intersegment sales	2,562	—	1,074	—	3,636
Operating profit (loss)	21,093	3,442	3,704	(1,824)	26,415
Depreciation and amortization	14,854	1,166	1,595	1	17,616

Three months ended September 30, 2004:
External net sales	$234,945	$68,713	$20,213	$—	$323,871
Intersegment sales	2,301	—	809	—	3,110
Operating profit (loss)	22,416	2,518	1,570	(2,890)	23,614
Depreciation and amortization	14,049	1,122	1,832	3	17,006

Nine months ended September 30, 2005:
External net sales	$645,609	$196,986	$72,648	$—	$915,243
Intersegment sales	6,406	—	3,164	—	9,570
Operating profit (loss)	60,123	10,547	11,033	(6,869)	74,834
Depreciation and amortization	44,483	3,442	4,783	3	52,711

Nine months ended September 30, 2004:
External net sales	$719,658	$210,652	$58,857	$—	$989,167
Intersegment sales	11,719	—	2,387	—	14,106
Operating profit (loss)	66,725	8,900	3,625	(7,683)	71,567
Depreciation and amortization	42,104	3,382	5,476	7	50,969

NOTE F—SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Our senior credit agreement, senior unsecured term loan and senior subordinated notes have been guaranteed, on a joint and several basis, by us and our 100% owned domestic subsidiaries. The senior credit agreement is also guaranteed by our parent, M-Foods Holdings, Inc.

        The following condensed consolidating financial information presents our condensed consolidating balance sheets at September 30, 2005 and December 31, 2004, together with our condensed consolidating statements of earnings for the three and nine month periods ended September 30, 2005 and 2004 and the cash flows for the nine month periods ended September 30, 2005 and 2004. These financial statements reflect Michael Foods, Inc. (the parent), the wholly-owned guarantor subsidiaries (on a combined basis), the non-guarantor subsidiary (MFI Food Canada Ltd.), and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Balance Sheets

September 30, 2005

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets
Cash and equivalents	$63,333	$—	$1,127	$—	$64,460
Accounts receivable, less allowances	2,480	97,898	8,065	(4,540)	103,903
Inventories	—	89,561	6,641	—	96,202
Prepaid expenses and other	991	13,317	2,272	—	16,580

Total current assets	66,804	200,776	18,105	(4,540)	281,145

Property, plant and equipment, net	24	269,543	20,741	—	290,308
Other assets
Goodwill	—	518,409	3,026	—	521,435
Other assets	44,566	254,809	—	(18,441)	280,934
Investment in subsidiaries	928,290	2,322	—	(930,612)	—

	972,856	775,540	3,026	(949,053)	802,369

Total assets	$1,039,684	$1,245,859	$41,872	$(953,593)	$1,373,822

Liabilities and Shareholder’s Equity
Current liabilities
Current maturities of long-term debt	$—	$—	$762	$—	$762
Accounts payable	454	62,302	6,976	(3,955)	65,777
Accrued liabilities	27,704	76,820	1,621	—	106,145

Total current liabilities	28,158	139,122	9,359	(3,955)	172,684

Long-term debt, less current maturities	747,112	184	30,875	(21,985)	756,186
Deferred income taxes	(38,138)	180,725	(187)	—	142,400
Deferred compensation	14,806	—	—	—	14,806
Shareholder’s equity	287,746	925,828	1,825	(927,653)	287,746

Total liabilities and shareholder’s equity	$1,039,684	$1,245,859	$41,872	$(953,593)	$1,373,822

Condensed Consolidating Balance Sheets

December 31, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current assets
Cash and equivalents	$29,954	$—	$1,862	$—	$31,816
Accounts receivable, less allowances	1,704	95,632	9,086	(4,870)	101,552
Inventories	—	84,228	6,816	—	91,044
Prepaid expenses and other	800	6,584	108	—	7,492

Total current assets	32,458	186,444	17,872	(4,870)	231,904

Property, plant and equipment, net	27	279,692	20,842	—	300,561
Other assets
Goodwill	—	522,009	3,026	—	525,035
Other assets	35,865	264,363	—	(16,173)	284,055
Investment in subsidiaries	941,962	4,438	—	(946,400)	—

	977,827	790,810	3,026	(962,573)	809,090

Total assets	$1,010,312	$1,256,946	$41,740	$(967,443)	$1,341,555

Liabilities and Shareholder’s Equity
Current liabilities
Current maturities of long-term debt	$—	$17	$634	$—	$651
Accounts payable	321	65,051	5,132	(4,779)	65,725
Accrued liabilities	25,963	77,438	1,583	—	104,984

Total current liabilities	26,284	142,506	7,349	(4,779)	171,360

Long-term debt, less current maturities	740,100	184	30,773	(20,925)	750,132
Deferred income taxes	(27,545)	176,197	(62)	—	148,590
Deferred compensation	14,080	—	—	—	14,080
Shareholder’s equity	257,393	938,059	3,680	(941,739)	257,393

Total liabilities and shareholder’s equity	$1,010,312	$1,256,946	$41,740	$(967,443)	$1,341,555

Condensed Consolidating Statements of Earnings

Three months ended September 30, 2005

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$300,211	$14,004	$(5,061)	$309,154
Cost of sales	—	240,996	13,988	(5,061)	249,923

Gross profit	—	59,215	16	—	59,231
Selling, general and administrative expenses	1,824	31,312	1,107	(1,427)	32,816

Operating profit (loss)	(1,824)	27,903	(1,091)	1,427	26,415
Interest expense, net	11,025	73	437	—	11,535
Other expense (income)	(1,427)	23	—	1,427	23

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(11,422)	27,807	(1,528)	—	14,857
Equity in earnings (loss) of subsidiaries	16,908	(836)	—	(16,072)	—

Earnings (loss) before income taxes	5,486	26,971	(1,528)	(16,072)	14,857
Income tax expense (benefit)	(3,802)	10,063	(692)	—	5,569

Net earnings (loss)	$9,288	$16,908	$(836)	$(16,072)	$9,288

Condensed Consolidating Statements of Earnings

Nine months ended September 30, 2005

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$886,032	$43,299	$(14,088)	$915,243
Cost of sales	—	712,130	41,939	(14,088)	739,981

Gross profit	—	173,902	1,360	—	175,262
Selling, general and administrative expenses	6,869	94,021	3,788	(4,250)	100,428

Operating profit (loss)	(6,869)	79,881	(2,428)	4,250	74,834
Interest expense, net	33,510	328	1,312	—	35,150
Other expense (income)	(4,250)	711	—	4,250	711

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(36,129)	78,842	(3,740)	—	38,973
Equity in earnings (loss) of subsidiaries	47,647	(2,035)	—	(45,612)	—

Earnings (loss) before income taxes	11,518	76,807	(3,740)	(45,612)	38,973
Income tax expense (benefit)	(12,845)	29,160	(1,705)	—	14,610

Net earnings (loss)	$24,363	$47,647	$(2,035)	$(45,612)	$24,363

Condensed Consolidating Statements of Earnings

Three months ended September 30, 2004

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$312,007	$17,901	$(6,037)	$323,871
Cost of sales	—	257,665	15,512	(6,037)	267,140

Gross profit	—	54,342	2,389	—	56,731
Selling, general and administrative expenses	2,890	29,375	2,149	(1,297)	33,117

Operating profit (loss)	(2,890)	24,967	240	1,297	23,614
Interest expense, net	9,950	222	404	—	10,576
Other expense (income)	(1,297)	(149)	—	1,297	(149)

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(11,543)	24,894	(164)	—	13,187
Equity in earnings (loss) of subsidiaries	15,308	44	—	(15,352)	—

Earnings (loss) before income taxes	3,765	24,938	(164)	(15,352)	13,187
Income tax expense (benefit)	(4,340)	9,630	(208)	—	5,082

Net earnings (loss)	$8,105	$15,308	$44	$(15,352)	$8,105

Condensed Consolidating Statements of Earnings

Nine months ended September 30, 2004

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$961,580	$55,568	$(27,981)	$989,167
Cost of sales	—	798,621	48,974	(27,981)	819,614

Gross profit	—	162,959	6,594	—	169,553
Selling, general and administrative expenses	7,683	88,494	5,780	(3,971)	97,986

Operating profit (loss)	(7,683)	74,465	814	3,971	71,567
Interest expense, net	30,077	804	1,256	—	32,137
Other expense (income)	(3,971)	923	—	3,971	923

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(33,789)	72,738	(442)	—	38,507
Equity in earnings (loss) of subsidiaries	43,833	(395)	—	(43,438)	—

Earnings (loss) before income taxes	10,044	72,343	(442)	(43,438)	38,507
Income tax expense (benefit)	(13,631)	28,510	(47)	—	14,832

Net earnings (loss)	$23,675	$43,833	$(395)	$(43,438)	$23,675

Condensed Consolidating Statements of Cash Flows

Nine months ended September 30, 2005

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by operating activities	$17,995	$48,704	$969	$67,668
Cash flows from investing activities:
Capital expenditures	—	(29,136)	(1,004)	(30,140)
Other assets	1	130	—	131

Net cash provided by (used in) investing activities	1	(29,006)	(1,004)	(30,009)
Cash flows from financing activities
Payments on long-term debt	(3,238)	(1,077)	(727)	(5,042)
Investment in subsidiaries	18,621	(18,621)	—	—

Net cash provided by (used in) financing activities	15,383	(19,698)	(727)	(5,042)
Effect of exchange rate changes on cash	—	—	27	27

Net increase (decrease) in cash and equivalents	33,379	—	(735)	32,644
Cash and equivalents at beginning of period	29,954	—	1,862	31,816

Cash and equivalents at end of period	$63,333	$—	$1,127	$64,460

Condensed Consolidating Statements of Cash Flows

Nine months ended September 30, 2004

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by operating activities	$46,194	$27,624	$1,671	$75,489
Cash flows from investing activities:
Capital expenditures	(24)	(28,454)	(890)	(29,368)
Other assets	(354)	1,150	—	796

Net cash used in investing activities	(378)	(27,304)	(890)	(28,572)
Cash flows from financing activities
Payments on long-term debt	(3,713)	(25)	(454)	(4,192)
Proceeds from long-term debt	—	—	151	151
Additional capital invested by parent	7,696	—	—	7,696
Investment in subsidiaries	295	(295)	—	—

Net cash provided by (used in) financing activities	4,278	(320)	(303)	3,655
Effect of exchange rate changes on cash	—	—	86	86

Net increase in cash and equivalents	50,094	—	564	50,658
Cash and equivalents at beginning of period	44,286	—	1,308	45,594

Cash and equivalents at end of period	$94,380	$—	$1,872	$96,252

ITEM 2— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a producer and distributor of specialty egg products to the foodservice, retail and food ingredients markets. We are also a producer and distributor of refrigerated potato products to the foodservice and retail grocery markets. Additionally, we distribute refrigerated food items, primarily cheese and other dairy products, to the retail grocery market, predominantly in the central United States. We focus our growth efforts on the specialty sectors within our food categories and strive to be a market leader in product innovation and low-cost production. We have a strategic focus on value-added processing of food products which is designed to capitalize on key food industry trends, such as (i) the desire for improved safety and convenience, (ii) the focus by foodservice operators on reducing labor and waste, and (iii) the growth of food consumption away from home. In recent years, our net sales and operating profit, excluding transaction expenses, have each increased as a result of our focus on value-added products and favorable food industry trends such as an increasing percentage of the total annual spending on food in the U.S. being devoted to eating away from home.

Commodities and Product Pricing

The profit margins we earn on certain of our products are sensitive to changes in commodity prices. Higher value-added egg products, such as extended shelf-life liquid and precooked products, account for approximately 60% of the Egg Products Division’s annual net sales. Although gross profit margins for higher value-added egg products are generally less sensitive to commodity price fluctuations than are other egg products or shell eggs, we are also unable to adjust pricing for these products as quickly as we are for other egg products and shell eggs when our costs change. The remainder of the products sold by our Egg Products Division are mainly used in the food ingredients market, or are shell eggs, and are more commodity price-sensitive than are higher value-added product sales. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Graded shell egg pricing in the first nine months of 2005 was substantially lower than in the comparable 2004 period (as measured by Urner Barry Publications) and resulted in significantly lower food ingredients egg products prices. Feed costs declined year-over-year during the 2005 period.

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

The Potato Products Division purchases approximately 90%-95% of its raw potatoes from contract producers under annual contracts. The remainder is purchased at market prices to satisfy short-term production requirements or to take advantage of market prices when they are lower than contracted prices. Moderate variations in the purchase price of raw materials or the selling price per pound of finished products can have a significant effect on the Potato Products Division’s operating results.

Results of Operations

Readers are directed to Note E—Business Segments for data on the unaudited financial results of our business segments for the three months and nine months ended September 30, 2005 and 2004.

Three Months Ended September 30, 2005 as Compared to Three Months Ended September 30, 2004

Net Sales. Net sales for the three months ended September 30, 2005 decreased $14.7 million, or approximately 5%, to $309.2 million from $323.9 million for the three months ended September 30, 2004, reflecting egg market deflation, which reduced selling prices within the Egg Products Division.

Egg Products Division Net Sales. Egg Products Division external net sales for the three months ended September 30, 2005 decreased $16.4 million, or 7%, to $218.5 million from $234.9 million for the three months ended September 30, 2004. External net sales in the 2005 period increased for most higher value-added lines and decreased for most other product lines. Divisional unit sales increased 2% in the 2005 period compared to the 2004 period, with egg substitutes and frozen items showing the strongest gains. Sales were strongest for egg substitutes, which recorded a 7% net sales gain on a 13% volume gain. Sales were weakest for dried items, which recorded a 40% net sales decline on relatively flat volume. Egg market pricing in the 2005 period (i.e., shell eggs, as reported by Urner Barry Publications) was comparable to 2004 period levels. However, a considerable decline, over many months, in the egg products market resulted in significantly lower pricing for all food ingredients egg products, most notably dried products, in the 2005 period compared to the 2004 period. Sales of higher value-added egg products represented approximately 66% of the Egg Products Division’s external net sales in the 2005 period and 60% in the 2004 period.

Refrigerated Distribution Division Net Sales. Refrigerated Distribution Division external net sales for the three months ended September 30, 2005 decreased $2.6 million, or 4%, to $66.1 million from $68.7 million for the three months ended September 30, 2004. This decrease was due primarily to increased trade promotional spending for branded cheese, which is our most important product line in this division. Branded cheese volume declined 2% in the 2005 period as compared to the 2004 period, with net sales down 5%. Results from other product lines were mixed, although potato products net sales increased over 35% to the Division’s retail customers.

Potato Products Division Net Sales. Potato Products Division external net sales for the three months ended September 30, 2005 increased $4.4 million, or 21%, to $24.6 million from $20.2 million for the three months ended September 30, 2004. This increase was attributable to strong unit sales growth for both foodservice and retail potato products, with the latter increasing 11% from 2004 period levels. As a category, retail refrigerated potato products have shown notable growth in 2005 and our late 2004 activities to enhance and relaunch our Simply Potatoes® brand have proven successful. In particular, retail mashed items continued to show notable sales growth. Pricing of our potato products increased year-over-year.

Gross Profit. Gross profit for the three months ended September 30, 2005 increased $2.5 million, or 4%, to $59.2 million from $56.7 million for the three months ended September 30, 2004. Our gross profit margin increased to 19.2% compared to the 2004 period at 17.5%. The higher gross profit margin reflected an increased gross profit margin from all divisions, with particular strength seen from our Potato Products Division. Certain raw material costs declined, particularly external egg purchases, and we experienced generally favorable sales mix shifts and improved pricing for certain products. These factors more than offset significant increases in energy, packaging and freight costs, allowing the rise in gross profit margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2005 decreased $0.3 million, or 1%, to $32.8 million from $33.1 million for the three months ended September 30, 2004. Selling, general and administrative expenses increased to 10.6% of net sales in the 2005 period compared with 10.2% for the 2004 period. The 2004 period included costs associated with an exchange offer for our senior subordinated notes. Salaries, wages and employee benefits costs increased year-over-year in the 2005 period, while deflationary pressures caused a reduction in net sales. These factors resulted in the operating expense ratio increase.

Operating Profit. Operating profit for the three months ended September 30, 2005 increased $2.8 million, or approximately 12%, to $26.4 million from $23.6 million for the three months ended September 30, 2004. This increase is attributable to increased gross profits. Our operating profit margin increased to 8.5% in the 2005 period from 7.3% in the 2004 period due to notable gross profit margin improvement.

Egg Products Division Operating Profit. Egg Products Division operating profit for the three months ended September 30, 2005 decreased $1.3 million, or 6%, to $21.1 million from $22.4 million for the three months ended September 30, 2004. Operating profits for higher value-added egg products increased significantly in the 2005 period due primarily to volume growth and a decline in egg costs. However, food ingredients egg products and shell eggs had a significant operating loss in the 2005 period, as a result of generally lower market-driven egg pricing levels. This compares to notable profitability in the 2004 period.

Refrigerated Distribution Division Operating Profit. Refrigerated Distribution Division operating profit for the three months ended September 30, 2005 increased $0.9 million, or 37%, to $3.4 million from $2.5 million for the three months ended September 30, 2004. Operating profits for our key product line, branded cheese, increased in the 2005 period due to lower raw material costs. This increase was somewhat offset by reduced operating profits from certain other product lines.

Potato Products Division Operating Profit. Potato Products Division operating profit for the three months ended September 30, 2005 increased to $3.7 million from $1.6 million for the three months ended September 30, 2004. This increase reflected a notable improvement, from approximately break-even to a meaningful profit, for the foodservice business in the 2005 period, while operating profits from our retail potato products sales increased significantly. The profit improvements resulted from strong volume growth, improved pricing and higher processing yields, related, in part, to improved raw material quality.

Other Expense (Income). Other expense of $23,000 was recorded in the 2005 period as compared to $149,000 of other income recorded in the 2004 period. The change related to an increase in net losses from our Belgium joint venture for the 2005 period compared to the 2004 period.

Interest Expense and Income Taxes. Interest expense increased by approximately $1.0 million in the 2005 period compared to the 2004 period, reflecting higher interest rates. Our effective tax rate was 37.5% in the 2005 period compared to 38.5% in the 2004 period. The reduction of the effective tax rate for the third quarter of 2005 is related to the domestic manufacturers deduction, which was enacted as part of the American Jobs Creation Act of 2004.

Nine Months Ended September 30, 2005 as Compared to Nine Months Ended September 30, 2004

Net Sales. Net sales for the nine months ended September 30, 2005 decreased $74.0 million, or 7%, to $915.2 million from $989.2 million for the nine months ended September 30, 2004, reflecting substantial egg market deflation, which reduced selling prices within both the Egg Products and Refrigerated Distribution divisions.

Egg Products Division Net Sales. Egg Products Division external net sales for the nine months ended September 30, 2005 decreased $74.1 million, or 10%, to $645.6 million from $719.7 million for the nine months ended September 30, 2004. Sales decreased notably for dried and short shelf-life egg products, with pricing down significantly for each. Sales increased for egg substitutes and precooked egg products. Divisional unit sales increased 3% in the 2005 period compared to the 2004 period, with precooked unit sales showing the strongest gains at approximately 17%, due to strong foodservice results driven, in part, by customers’ promotional activities and product introductions. Egg market pricing in the 2005 period fell to average levels, relative to historical pricing, after being significantly above historical levels in the 2004 period. During the 2005 period, shell egg prices were approximately 26% lower than in the 2004 period (as reported by Urner Barry Publications), resulting in significantly lower pricing for food ingredients egg products and shell eggs. Sales of higher value-added egg products represented approximately 65% of the Egg Products Division’s external net sales in the 2005 period and 58% in the 2004 period.

Refrigerated Distribution Division Net Sales. Refrigerated Distribution Division external net sales for the nine months ended September 30, 2005 decreased $13.7 million, or 6%, to $197.0 million from $210.7 million for the nine months ended September 30, 2004. This decrease was primarily due to much lower pricing for shell eggs. However, overall distributed products (i.e., excluding shell eggs) unit and net sales were approximately unchanged in the 2005 period compared to the 2004 period, as several product lines showed volume growth, particularly cheese, bagels and potato products. Our most important product line, branded cheese, saw a 3% increase in unit sales in the 2005 period as compared to the 2004 period.

Potato Products Division Net Sales. Potato Products Division external net sales for the nine months ended September 30, 2005 increased $13.7 million, or 23%, to $72.6 million from $58.9 million for the nine months ended September 30, 2004. This increase was attributable to strong unit sales growth for both foodservice and retail potato products, with the latter increasing 23% from 2004 period levels. As a category, retail refrigerated potato products have shown notable growth in 2005 and our late 2004 activities to enhance and relaunch our Simply Potatoes® brand have proven successful. In particular, retail mashed items continued to show notable sales growth. Pricing of our potato products increased year-over-year.

Gross Profit. Gross profit for the nine months ended September 30, 2005 increased $5.7 million, or 3%, to $175.3 million from $169.6 million for the nine months ended September 30, 2004. Our gross profit margin increased to 19.1% in the 2005 period compared to the 2004 period at 17.1%. The higher gross profit margin reflected an increased gross profit margin from all divisions, with particular strength seen from our Potato Products Division. Certain raw material costs declined, particularly external egg purchases, and generally we experienced favorable sales mix shifts and improved pricing for certain products. These factors more than offset significant increases in energy, packaging and freight costs, allowing the rise in gross profit margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2005 increased $2.4 million, or 2%, to $100.4 million from $98.0 million for the nine months ended September 30, 2004. Selling, general and administrative expenses increased to 11% of net sales in the 2005 period compared with 9.9% for the 2004 period. The 2004 period included a $2.0 million expense reduction related to litigation settlements and costs associated with an exchange offer for our senior subordinated notes. Salaries, wages and employee benefits costs increased year-over-year in the 2005 period, while deflationary pressures caused a reduction in net sales. These factors resulted in the operating expense ratio increase.

Operating Profit. Operating profit for the nine months ended September 30, 2005 increased $3.2 million, or approximately 5%, to $74.8 million from $71.6 million for the nine months ended September 30, 2004. This increase is attributable to increased gross profits. Our operating profit margin increased to 8.2% in the 2005 period from 7.2% in the 2004 period due to notable gross profit margin improvement.

Egg Products Division Operating Profit. Egg Products Division operating profit for the nine months ended September 30, 2005 decreased $6.6 million, or 10%, to $60.1 million from $66.7 million for the nine months ended September 30, 2004. Operating profits for higher value-added egg products increased significantly in the 2005 period due primarily to volume growth and a decline in egg costs. However, food ingredients egg products and shell eggs had a significant operating loss in the 2005 period, as a result of depressed market-driven egg pricing levels. This compares to notable profitability in the 2004 period.

Refrigerated Distribution Division Operating Profit. Refrigerated Distribution Division operating profit for the nine months ended September 30, 2005 increased $1.6 million, or 19%, to $10.5 million from $8.9 million for the nine months ended September 30, 2004. Operating profits for our key product line, branded cheese, increased in the 2005 period due to sales volume growth and lower raw material costs. This increase was somewhat offset by reduced operating profits from our private label cheese and other distributed product lines.

Potato Products Division Operating Profit. Potato Products Division operating profit for the nine months ended September 30, 2005 increased $7.4 million to $11 million from $3.6 million for the nine months ended September 30, 2004. This increase reflected a notable improvement from a small loss to a meaningful profit from the foodservice business in the 2005 period, while operating profits from our retail potato products sales increased significantly. The profit improvements resulted from strong volume growth, improved pricing and higher processing yields, related, in part, to improved raw material quality.

Other Expense (Income). Other expense of $0.7 million was recorded in the 2005 period as compared to $0.9 million in the 2004 period, this decrease related to a reduction in net losses from our Belgium joint venture (see Note C to the condensed consolidated financial statements).

Interest Expense and Income Taxes. Interest expense increased by approximately $3.0 million in the 2005 period compared to the 2004 period, reflecting higher interest rates. Our effective tax rate was 37.5% in the 2005 period compared to 38.5% in the 2004 period. The reduction of the effective tax rate for 2005 is related to the domestic manufacturers deduction, which was enacted as part of the American Jobs Creation Act of 2004.

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

Cash flow provided by operating activities was $67.7 million for the nine months ended September 30, 2005, compared to $75.5 million in the comparable 2004 period. The decrease in cash flow provided by operating activities relates to increased working capital in the 2005 period. Our cash flows used in investing activities increased to $30.0 million for the nine months ended September 30, 2005 from $28.6 million for the 2004 period. Cash flows used by financing activities were $5.0 million for the nine months ended September 30, 2005, compared to cash flows provided by financing activities of $3.7 million in the 2004 period.

We continue to have substantial annual cash interest expense. Our senior credit facility requires us to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the senior credit facility, the senior unsecured term loan facility and the indenture relating to the 8% Senior Subordinated Notes due 2013 contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in these agreements. Our failure to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on our results of operations, financial position and cash flow. In general, the debt covenants limit our discretion in the operation of our businesses. We were in compliance with all of the covenants under the senior credit facility, the senior unsecured term loan agreement and the indenture as of September 30, 2005.

The following is a calculation of our minimum interest coverage and maximum leverage ratios under our senior credit facility for the twelve-month periods ended September 30, 2005 and 2004. The terms and related calculations are defined in our senior credit facility, which agreement and amendments thereto were included as Exhibit 10.1 of our registration statement on Form S-4 (Registration No. 333-112714) as filed with the Commission on February 11, 2004, as Exhibit 10.33 to our current report on Form 8-K as filed with the Commission on September 22, 2004 and as Exhibit 10.1 to our current report on Form 8-K as filed with the Commission on May 18, 2005.

	2005	2004
	(in thousands)
Calculation of Interest Coverage Ratio:
Consolidated EBITDA (1)	$175,010	$181,676
Consolidated Cash Interest Expense (2)	45,305	41,473
Actual Interest Coverage Ratio (3)	3.86 x	4.38 x
Minimum Permitted Interest Coverage Ratio	2.25 x	2.10 x
Calculation of Leverage Ratio:
Funded Indebtedness (4)	$770,346	$800,170
Less: Cash and equivalents	(64,460)	(96,252)

Funded Indebtedness, net of cash	705,886	703,918
Consolidated EBITDA (1)	175,010	181,676
Actual Leverage Ratio (5)	4.03 x	3.87 x
Maximum Permitted Leverage Ratio	5.50 x	5.95 x

(1)	Consolidated EBITDA is defined in our senior credit facility as follows:

	Last Twelve Months Ended September 30,
	2005	2004
	(in thousands)
Net earnings (loss)	$34,202	$(23,519)
Interest expense, excluding amortization of debt issuance costs	44,130	36,585
Amortization of debt issuance costs	2,064	5,243
Income tax expense (benefit)	20,761	(14,957)
Depreciation and amortization	68,599	64,176
Equity sponsor management fee (a)	1,926	1,487
Industrial revenue bonds related expenses (b)	924	793
Other non-recurring charges related to acquisition accounting (c)	214	7,809
Transaction expenses (d)	—	22,838
Loss on early extinguishment of debt	—	61,226
Loss on Dairy Division disposition	—	16,288
Other (e)	2,869	3,707

	175,689	181,676
Unrealized gains (losses) on swap contracts	679	—

Consolidated EBITDA, as defined in our senior credit facility	$175,010	$181,676

(a)	Reflects management fees paid to equity sponsors.
(b)	Reflects fees associated with industrial revenue bonds guaranteed by certain of our subsidiaries.
(c)	Reflects loss associated with SFAS 141 purchase accounting primarily for inventories.
(d)	Reflects expenses incurred in connection with our acquisition by an investor group, including members of our management, in November 2003.
(e)	Reflects the following:

	2005	2004
Equity losses of unconsolidated subsidiaries	$249	$1,079
Losses from the sale of assets not in the ordinary course of business	1,420	—
Preferred return on deferred compensation	1,034	1,695
Letter of credit fees	139	159
Other non-recurring charges	27	774

	$2,869	$3,707

(2)	Consolidated cash interest expense for the periods ended September 30, as calculated in our senior credit facility, was as follows (in thousands):

	Twelve Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Interest expense, net	$46,298	$32,137
Interest income	1,071	498

Gross interest expense	47,369	32,635
Less: Amortization of debt issuance costs	2,064	1,530

	45,305	31,105
	X1	X1 1/3

Consolidated cash interest expense	$45,305	$41,473

(3)	Represents ratio of consolidated EBITDA to consolidated interest expense.

(4)	Funded indebtedness as of September 30 was as follows (in thousands):

	2005	2004
Term loan facility	$451,812	$491,288
Senior unsecured term loan facility	135,000	135,000
8% senior subordinated notes	150,000	150,000
Insurance bonds	878	878
Guarantee obligations (see Debt Guarantees described below)	16,281	6,152
Capital leases	6,688	6,741
Standby letters of credit (primarily with our casualty insurance carrier)	6,489	6,489
Funded indebtedness of Trilogy Egg Products, Inc.	2,964	3,362
Other	234	260

	$770,346	$800,170

(5)	Represents ratio of funded indebtedness less cash and equivalents to consolidated EBITDA.

As of September 30, 2005, (i) approximately $451.8 million was outstanding under the senior credit facility, and additional capacity of approximately $6.5 million was used under the revolving line of credit for letters of credit, and (ii) a $135.0 million senior unsecured term loan was outstanding. The weighted average interest rate for our borrowings under the senior credit facility and the unsecured term loan was approximately 5.5% at September 30, 2005. Given our business trends and cash flow forecast, we do not anticipate any use of the revolving line of credit in the near future, except for letters of credit purposes. However, it is possible that one or more acquisitions could arise, which could result in much, or all, of the revolving line of credit being utilized at some point.

We have guaranteed, through our Waldbaum subsidiary, the repayment of three industrial revenue bonds used for expansions of wastewater treatment facilities of three municipalities where we operate food processing plants. The repayment of these bonds is funded through the wastewater treatment fees we pay. Should such fees be insufficient to fund the bond payments as they become due, we have agreed to pay any shortfall. The principal balance of these bonds as of September 30, 2005 was approximately $6.0 million. Also, on September 30, 2005 a $10.25 million bond financing was completed by the City of Wakefield, Nebraska at an annual interest rate of 7.6%, with such proceeds to be used for the construction of a wastewater treatment facility. We have guaranteed the principal and interest payments related to these bonds, which mature September 15, 2017. These $10.25 million bonds were recorded as long-term debt on our balance sheet in accordance with current accounting literature, FASB Interpretation No. 45. In addition, our parent, M-Foods Holdings, Inc., has outstanding 9.75% Senior Discount Notes due October 1, 2013. The accreted balance of these notes as of September 30, 2005 was $110.4 million.

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

We invested approximately $30 million in capital expenditures in the nine months ended September 30, 2005. We plan to spend approximately $46 million in total capital expenditures for 2005, which has been, or will be, used to maintain existing production facilities, expand refrigerated warehouse capacity, and to expand our value-added egg products capacity. We expect to fund this spending from operating cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the nine months ended September 30, 2005. For additional information regarding our market risk, please refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2005. Based on these evaluations, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2005.

b. Changes in internal controls

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MICHAEL FOODS, INC.

Date: November 4, 2005	By:	/s/ GREGG A. OSTRANDER
Gregg A. Ostrander (Chairman, Chief Executive Officer and President)

	By:	/s/ JOHN D. REEDY
John D. Reedy (Executive Vice President and Chief Financial Officer)