Form 10-K
period 2005-12-31
MICHAEL FOODS INC/NEW
filed 2006-03-23
CIK 1278679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐   Yes    ☒  No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The Registrant’s common stock is not publicly traded. There were 3,000 shares of the Registrant’s common stock outstanding as of March 15, 2006.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report (please see Item 1A – RISK FACTORS). Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-K include changes in domestic and international economic conditions. Additional risks and uncertainties include variances in the demand for our products due to consumer and industry developments, as well as variances in the costs to produce such products, including normal volatility in egg, feed, butter and cheese costs. If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

General

Michael Foods, Inc. and its subsidiaries (the “Company,” “we,” “us,” and “our”) is a diversified producer and distributor of food products in three areas—egg products, refrigerated distribution and potato products. We believe, through our Egg Products Division, we are the largest producer of processed egg products in North America. Our Refrigerated Distribution Division distributes a broad line of refrigerated grocery products to retail grocery outlets, including cheese, shell eggs, bagels, butter, margarine, muffins, potato products and ethnic foods. Our Potato Products Division processes and distributes refrigerated potato products sold to the foodservice and retail grocery markets in the United States. Please see Note J to our consolidated financial statements for additional information about our business segments.

Our strategy is to create value-added food and service solutions with our customers and suppliers to deliver profitable and sustainable growth.

In November 2003, we were acquired by an investor group comprised of a private equity firm and a management group through the merger of THL Food Products Co. with and into M-Foods Holdings, Inc. (the “Merger”), with M-Foods Holdings, Inc. being the continuing entity. M-Foods Holdings, Inc. then merged with and into Michael Foods, Inc. (Minn.). M-Foods Holdings, Inc. continued as the surviving corporation and was immediately thereafter renamed Michael Foods, Inc. (Del.) (the “Company”). Any reference to the “Predecessor” refers to Michael Foods, Inc. prior to the Merger. In April 2001, the Company was acquired (the “2001 Merger”) by an investor group comprised of two equity sponsors, members of senior management and affiliates of the Michael family. Any reference to the “2001 Predecessor” refers to Michael Foods, Inc. prior to the 2001 Merger.

Egg Products Division

The Egg Products Division, comprised of our subsidiaries M. G. Waldbaum Company (“Waldbaum”), Papetti’s Hygrade Egg Products, Inc. (“Papetti’s”), MFI Food Canada, Ltd. and Trilogy Egg Products, Inc., produces, processes and distributes numerous egg products and shell eggs. Collectively, the entities are also referred to as the Michael Foods Egg Products Company. We believe that our Egg Products Division is the largest egg products producer and the fourth largest egg producer in North America. Principal value-added egg products are ultrapasteurized, extended shelf-life liquid eggs (“Easy Eggs®,” “Table Ready™,” “Excell”), egg white-based egg substitutes (“Better ‘n Eggs™” and “All Whites™”), hardcooked and precooked egg products. Other egg products include frozen, liquid and dried egg whites, yolks and whole eggs. We believe our Egg Products Division is the largest supplier of extended shelf-life liquid eggs, precooked egg patties and omelets, dried eggs and hardcooked eggs in North America and is a leading supplier of frozen and liquid whole eggs, whites and yolks.

Our Egg Products Division distributes its egg products to food processors and foodservice customers primarily throughout North America, with some international sales in the Far East, South America and Europe. The largest selling product line within the Division, which is extended shelf-life liquid eggs, and other egg products are marketed to a wide variety of foodservice and food ingredients customers. The Division also is a leading supplier of egg white-based egg substitutes sold in the U.S. retail and foodservice markets. Most of the Division’s annual shell egg sales are made to our Refrigerated Distribution Division.

In 2005, the Division derived approximately 99% of net sales from egg products, with 1% of net sales coming from shell eggs. Pricing for shell eggs and certain egg products in the United States and Canada reflects levels reported by Urner Barry Spot Egg Market Quotations (“Urner Barry”), a recognized industry publication. Prices of certain valued-added products, such as extended shelf-life liquid eggs, egg substitutes, and hardcooked and precooked egg products, typically are not significantly affected by Urner Barry quoted price levels. Such products accounted for approximately 65% of the Division’s 2005 sales. Prices for the Division’s other products, including frozen, short shelf-life liquid, certain dried products and, particularly, shell eggs, are significantly affected by market prices as reported by Urner Barry.

In 2005, approximately 30% of the Division’s egg needs were satisfied by production from our owned hens, with the balance being purchased under third-party egg procurement contracts and in the spot market. The cost of eggs from our owned facilities is largely dependent upon the cost of feed. Additionally, for an increasing proportion of eggs purchased under third-party egg procurement contracts, the egg cost is determined by the cost of feed, as the contracts are priced using a formula based upon the underlying feed costs. For the remaining portion of eggs purchased under third-party egg procurement contracts and for eggs purchased in the spot market, the egg cost is determined by normal market forces. Such costs are largely determined by reference to Urner Barry quotations. Historically, feed costs have generally been less volatile than have egg market prices, and internally produced eggs generally have been lower in cost than externally sourced eggs. Key feed costs, such as corn and soybean meal costs, are partially hedged through the use of futures and other purchase contracts. There is no market mechanism for hedging egg prices.

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

The Division’s principal egg processing plants are located in New Jersey, Minnesota, Nebraska, Pennsylvania, Iowa, Manitoba and Ontario. Certain of the Division’s facilities are fully integrated from the production and maintenance of laying flocks through the processing of egg products. Fully automated laying barns, housing approximately 13,500,000 producing hens, are located in Nebraska, Minnesota and South Dakota. Approximately 1,800,000 of these hens are housed in contract facilities. Major laying facilities also maintain their own grain and feed storage facilities. Further, the production of approximately 21,500,000 hens is under long-term supply agreements, with an additional 11,000,000 hens under shorter-term agreements. The Division also maintains facilities with approximately 3,000,000 pullets located in Nebraska and Minnesota.

Refrigerated Distribution Division

Our Refrigerated Distribution Division, comprised of our wholly-owned subsidiaries Crystal Farms Refrigerated Distribution Company (“Crystal Farms”) and Wisco Farm Cooperative, distributes a wide range of refrigerated grocery products directly to retailers and wholesale warehouses. We believe that the Division’s strategy of offering quality branded products at a good value relative to national brands has contributed to the Division’s growth. These distributed refrigerated products, which consist principally of cheese, eggs, bagels, butter, margarine, muffins, potato products and ethnic foods, are supplied by various vendors, or our other divisions, to the Division’s specifications. Cheese accounted for approximately 68% of the Division’s 2005 sales. While we do not produce cheese, we operate a cheese packaging facility in Lake Mills, Wisconsin, which processes and packages various cheese products for our Crystal Farms brand cheese business and for various private label customers.

The Division has expanded its market area using both company-owned and leased resources and independent distributors. The Division’s market area includes 42 states primarily in the central United States. Retail locations carrying the Division’s products exceed 5,000 stores. A majority of these retail stores are served via customers’ warehouses. In 2005, sales to the warehouse operations of SUPERVALU, Inc. (“SUPERVALU”) and to its owned and franchised stores, represented approximately 43% of divisional sales. The Division maintains a fleet of refrigerated tractor-trailers to deliver products daily to its retail customers from ten distribution centers centrally located in its key marketing areas.

Potato Products Division

Refrigerated potato products are produced and sold by our wholly-owned subsidiaries Northern Star Co. (“Northern Star”) and Farm Fresh Foods, Inc. (“Farm Fresh”) to both the foodservice and retail markets. This division’s products consist of shredded hash browns and diced, sliced, mashed and other specialty potato products. In 2005, approximately 57% of the Potato Products Division’s net sales were to the foodservice market, with the balance to the retail market.

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

Dairy Products Division

Previously, we had a Dairy Products Division, which we sold to Dean Foods Company effective as of September 30, 2003. Our former Dairy Products Division processed and sold soft-serve mix, ice cream mix, frozen yogurt mix, creamers, milk and specialty dairy products, many of which were ultra-high temperature (“UHT”) pasteurized products. The Division sold its products throughout much of the United States from processing facilities in Minnesota, Texas and Connecticut.

Sales, Marketing and Customer Service

Each of our three divisions has developed a marketing strategy which emphasizes high quality products and customer service. Michael Foods Sales, an internal sales group, coordinates the foodservice and retail sales of the Egg Products and Potato Products Divisions, primarily for national and regional accounts, and is supported by a centralized order entry and customer service staff. A group of foodservice brokers is used by Michael Foods Sales to supplement its internal sales efforts. Furthermore, the Egg Products Division utilizes a separate broker group for the retail market and maintains a small sales group which handles certain food ingredient egg product sales. Our marketing staff executes egg products and potato products marketing plans in the foodservice market and for related national retail brands, while the Refrigerated Distribution Division has a small marketing staff which handles that division’s retail marketing plans, along with additional resources available from outside agencies and consultants as needed.

The Refrigerated Distribution Division’s internal and external sales personnel obtain orders from retail stores for next day delivery, and warehouse accounts for delivery usually within 14 days. The Division’s marketing efforts are primarily focused on in-store and co-op advertising programs, which are executed with grocers on a market-by-market basis.

Customers

The Egg Products Division has long-standing preferred supplier relationships with many of its customers. Our customers include many of the major broad-line foodservice distributors and many national restaurant chains that serve breakfast. As the largest processed egg producer in the industry, we offer our customers a broad product selection, large-scale manufacturing capabilities and specialized service. The Egg Products Division’s major customers in each of its market channels include leading foodservice distributors, such as Sysco and U.S. Foodservice, national restaurant chains, such as Burger King, International House of Pancakes, Sonic Corp. and Dunkin’ Donuts, major retail grocery store chains, such as Costco, Wal-Mart and Ahold group stores, and major food ingredient customers, such as General Mills, Inc. and Unilever Bestfoods North America.

The Refrigerated Distribution Division has customer relationships with large food store chains that rely on us to deliver a variety of dairy case products in a timely and efficient manner. For the year ended December 31, 2005, the Division served over 5,000 retail locations, inclusive of stores receiving products through warehouse delivery. SUPERVALU, the food industry’s largest distributor, is the Refrigerated Distribution Division’s largest customer. For the year ended December 31, 2005, sales to warehouse operations of SUPERVALU and SUPERVALU-owned and franchised stores, including Cub Foods Stores, bigg’s, Shopper’s Food Warehouse and Farm Fresh, accounted for approximately 43% of the Division’s net sales. Other principal customers include Roundy’s, Inc., Coborn’s Inc., Nash Finch Company and Wal-Mart Stores, Inc.

The Potato Products Division leverages existing relationships with national foodservice distributor customers of the Egg Products Division. Hence, many of the top Potato Products Division’s customers are also long-standing customers of the Egg Products Division. The Division provides foodservice distributors the convenience of centrally sourcing many different types of refrigerated potato and egg products. The Potato Products Division’s largest customers include major foodservice distributors, such as Sysco and U.S. Foodservice and major retail grocery store chains, such as Kroger, Publix, Wal-Mart and Albertson’s.

Competition

All aspects of our businesses are extremely competitive. In general, food products are price sensitive and affected by many factors beyond our control, including changes in consumer tastes, fluctuating commodity prices, changes in supply due to weather, production variances and feed costs.

The egg processing industry is competitive, especially when compared to the shell egg industry. Sunny Fresh Foods, a subsidiary of Cargill, is the Company’s largest higher value-added egg products competitor. The Company also competes with other egg products processors including Sonstegard Foods Company, Rose Acre Farms, Inc., Echo Lake Farm Produce, Moark, LLC and ConAgra Foods, Inc.

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

Through our Potato Products Division, we were the first company to introduce nationally branded refrigerated potato products in the late 1980s to the United States’ foodservice and retail markets. We believe we are the largest processor and distributor of refrigerated potato products in the U. S. The Potato Products Division’s major retail competitors are Unilever N. V. (Shedd’s Country Crock Side Dishes) and Reser’s Fine Foods Inc., a national producer of refrigerated products. Other competitors include Bob Evans Farms Inc. and smaller local and regional processors, including I&K Distributors, Inc. (Yoder’s) and Naturally Potatoes in the foodservice sector. Certain companies, such as Ore-Ida Foods, Inc. (a subsidiary of H. J. Heinz Co.) and Lamb-Weston, Inc. (a subsidiary of ConAgra Foods, Inc.), sell frozen versions of potato products which are sold by the Division in refrigerated form.

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

Infringement litigation actions with respect to our egg ultrapasteurization license agreement have been settled in recent years with three egg processors – Nulaid Foods Inc., Rose Acre Farms and Cutler Egg Products (now owned by Moark, LLC). Each party has agreed that the patents are valid and enforceable, and they are now operating under sublicense agreements. For more information, see Note G – Patent Litigation. Although we believe that our competitors may in the past have been deterred from competing with us because of our active enforcement of our patent rights, we do not believe that the expiration of our patent rights will have a material adverse effect on our business or market share within the corresponding product segments because of our processing expertise, strong market position and cost-efficiencies due, in part, to scale.

The Egg Products Division maintains numerous trademarks and/or trade names for its products, including “Michael Foods,” “Better ‘n Eggs,” “All Whites,” “Express Eggs,” “Quaker State Farms,” “Broke N’ Ready,” “Canadian Inovatech,” “Centromay,” “Emulsa,” and “Inovatech.” Ultrapasteurized liquid eggs are marketed using the “Easy Eggs” and “Table Ready” trade names. Refrigerated Distribution Division products are marketed principally under the “Crystal Farms” trade name.

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

In December 2004, our Potato Products Division initiated a voluntary recall of certain hash brown potato products sold in the retail market. In February 2005, the recall matter, as it pertains to federal regulatory oversight, was closed. The financial impact of this recall was immaterial.

In March 2003, Belovo S.A., our egg products joint venture company in Belgium, of which we own 35.63%, notified the Belgian governmental health authorities of a potential processed egg powder contamination issue. Following the notification, production ceased for a month and the egg powders were recalled. The Belgian health authority placed the egg powder in quarantine. As of December 31, 2005, all of the inventory that had been quarantined has been released and has been sold. Belovo is pursuing a settlement with its insurance company regarding claims from customers for returned product. The final loss related to this matter has not been determined. Belovo’s sales decreased for the nine months ended September 30, 2005 by $4.9 million, or 16%, to $25.9 million, compared to $30.8 million in the same period of 2004. Our investment in Belovo was approximately $2.9 million as of December 31, 2005.

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

A substantial portion of the egg production operations of our Egg Products Division are located in the State of Nebraska. With certain exceptions, a provision of the Nebraska constitution generally prohibits corporations from engaging in farming or ranching in Nebraska. Although the constitutional provision contains an exemption for agricultural land operated by a corporation for the purpose of raising poultry, the Nebraska Attorney General has, in written opinions, taken the position that facilities devoted primarily to the production of eggs do not fall within such exemption and therefore are subject to the restrictions contained in the constitutional provision. We believe that our egg production facilities in Nebraska are part of integrated facilities for the production, processing and distribution of egg products, and therefore, that any agricultural land presently owned by us in Nebraska is being used for non-farming and non-ranching purposes. The constitution empowers the Nebraska Attorney General, or if the Attorney General fails to act, a Nebraska citizen, to obtain a court order to, among other things, force a divestiture of land held in violation of this constitutional provision. If land subject to such a court order is not divested within a two-year period, the constitutional provision directs the court to declare the land escheated, or forfeited, to the State of Nebraska. We are not aware of any proceedings under this over 75 year-old constitutional provision pending or threatened against us or any other companies engaging in farming or ranching activities in Nebraska. We believe that we have adequate contingency arrangements in place in the event a determination is made that we engage in farming and/or ranching activities proscribed by the Nebraska constitution. Until the scope of such provision has been clarified by further judicial, legislative or executive action, there can be no assurance as to the effect, if any, that it may have on our Egg Products Division.

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

We have made, and will continue to make, expenditures to ensure environmental compliance. For example, in recent years we have upgraded the wastewater treatment system at our Klingerstown, Pennsylvania facility, we have paid for construction of a wastewater treatment facility in Lenox, Iowa, and we have updated the wastewater system at our egg production facility in Bloomfield, Nebraska. Additionally, in 2005 we committed to constructing a new mechanical wastewater treatment facility in Wakefield, Nebraska and have completed a financing with the City of Wakefield to allow us to do so. We await regulatory permits to proceed with the construction, which we expect to obtain in 2006. For further information on Nebraska matters please see Item 3 – LEGAL PROCEEDINGS.

Many of our facilities discharge wastewater pursuant to wastewater discharge permits. We dispose of our waste from our internal egg production primarily by providing it to farmers for use as fertilizer. We dispose of our solid waste from potato processing by selling the waste to a processor who converts it to animal feed.

Employees

At December 31, 2005, we had 4,132 employees. The Egg Products Division employed 2,966 full-time and 258 part-time employees, none of whom are represented by a union. The Potato Products Division employed 255 persons, 185 of whom were represented by the Bakery, Laundry, Allied Sales Drivers and Warehousemen Union, which is affiliated with the Teamsters. The Refrigerated Distribution Division employed 435 employees, none of whom are represented by a union. Our corporate, sales, distribution and customer service and information systems groups collectively had 218 employees at December 31, 2005. We believe our employee relations to be good.

Executive Officers of the Registrant

See Item 10—Directors and Executive Officers of the Registrant.

ITEM 1A - RISK FACTORS

Our operating results are significantly affected by egg, potato and cheese market prices and the prices of other raw materials, such as grain, which can fluctuate widely.

Our operating results are affected by egg, potato and cheese prices and the prices of corn and soybean meal, which are the primary feedstock used in the production of eggs. Historically, the prices of these raw materials have fluctuated widely. Changes in the price of such items may have a material adverse effect on our business, prospects, results of operations or financial condition. In general, the pricing of eggs is affected by an inelasticity of supply and demand, resulting often times in small changes in production or demand having a large effect on prices. Historically, our operating profit has been, at times, adversely affected when egg and grain prices rise significantly. In addition, our operating profit has historically been negatively affected during extended periods of low egg prices. We also can experience similar negative effects on our results of operations because of increases in the price of potatoes and cheese. Although we can take steps to mitigate the effects of changes to our raw material costs, fluctuations in prices are outside of our control.

We produce and distribute food products that are susceptible to microbial contamination.

Many of our food products, particularly egg products, are vulnerable to contamination by disease producing organisms, or pathogens, contained in food, such as Salmonella, which are found in the environment. Shipment of adulterated products, even if inadvertent, is a violation of law and may lead to an increased risk of exposure to product liability claims (as discussed below), product recalls and increased scrutiny by federal and state regulatory agencies. Any shipment of adulterated products may have a material adverse effect on our reputation, business, prospects, results of operations and financial condition. The risk may be controlled, but not eliminated, by adherence to good manufacturing practices and finished product testing. Also, products purchased from others for repacking or distribution may contain contaminants that may be inadvertently redistributed by us. Once contaminated products have been shipped for distribution, illness and death may result if the pathogens are not eliminated by processing at the foodservice or consumer level.

As a result of selling food products, we face the risk of exposure to product liability claims.

We face the risk of exposure to product liability claims and adverse public relations in the event that our quality control procedures fail and the consumption of our products cause injury or illness. If a product liability claim is successful, our insurance may not be adequate to cover all liabilities we may incur, and we may not be able to continue to maintain such insurance, or obtain comparable insurance at a reasonable cost, if at all. We generally seek contractual indemnification and insurance coverage from parties supplying us products, but this indemnification or insurance coverage is limited by the creditworthiness of the indemnifying party, and their insurance carriers, if any, as well as the insured limits of any insurance provided by suppliers. If we do not have adequate insurance or contractual indemnification available, product liability claims relating to defective products could have a material adverse effect on our business reputation and earnings. In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could have a material adverse effect on our reputation with existing and potential customers and on our business, prospects, results of operations and financial condition.

A decline in egg consumption or in the consumption of processed food products could have a material adverse effect on our net sales and results of operations.

Adverse publicity relating to health concerns and the nutritional value of eggs and egg products could adversely affect egg consumption and consequently demand for our processed egg products, which could have a material adverse effect on our business, prospects, results of operations and financial condition. In addition, as almost all of our operations consist of the production and distribution of processed food products, a change in consumer preferences relating to processed food products or in consumer perceptions regarding the nutritional value of processed food products could adversely affect demand, which would have a material adverse effect on our business, prospects, results of operations, liquidity and financial condition.

The categories of the food industry in which we operate are highly competitive, and our inability to compete successfully could adversely affect our business, prospects, results of operations and financial condition.

Competition in each of the categories of the food industry within which we operate is notable. Increased competition against any of our products could result in price reduction, reduced margins and loss of market share, which could negatively affect our business, prospects, results of operations and financial condition. In particular, we compete with major companies such as Cargill Incorporated, Kraft Foods, Inc., Unilever N. V. and ConAgra Foods. Each of these companies has substantially greater financial resources, name recognition, research and development, marketing and human resources than we have. In addition, our competitors may succeed in developing new or enhanced products which could be superior to our products. These companies may also prove to be more successful than we are in marketing and selling these products. We may not be able to compete successfully with any or all of these companies.

Our largest customers have historically accounted for a significant portion of our net sales volume. Accordingly, our business may be adversely affected by the loss of, or reduced purchases by, one or more of our large customers.

Our largest customers have historically accounted for a significant portion of the net sales volume of each of our three divisions. If, for any reason, one of our key customers were to purchase significantly less of our products in the future or were to terminate its purchases from us altogether, and we are not able to sell our products to new customers at comparable or greater levels, our business, prospects, financial condition and results of operations may be materially adversely effected.

Our business relies on patents and trademarks. The loss or expiration of a patent, whether licensed or owned, or the loss of any trademark could negatively impact our ability to produce and sell the products associated with such patent or trademark, which could have a material adverse effect on our sales volume and net income.

We rely on patents, trademarks, trade secrets and other intellectual property in our business, the loss or expiration of which could negatively impact our ability to produce and sell the associated products, which could have a material adverse effect on our results of operations. In 1988, we obtained an exclusive license to use patented processes developed and owned by North Carolina State University involving the ultrapasteurization of liquid eggs. Four of the five patents under this license expire in 2006 and are used in the production of extended shelf-life liquid egg products. Our license to use each of these patents will continue until the expiration of the patents. We have competitors in the extended shelf-life liquid egg market, plus parties to whom we have granted sublicenses to, and we believe additional parties may begin to produce and market processed egg products that are similar to ours when the licensed patents expire.

We also own several registered and unregistered trademarks that are used in the marketing and sale of our products. We have invested a substantial amount of money in promoting our trademarked brands. However, the degree of protection that these trademarks afford us is uncertain.

Government regulation could increase our costs of production and increase our legal and regulatory expenses.

Our manufacture, processing, packaging, storage, distribution and labeling of food products are subject to extensive federal, state and local regulation, including regulation by the FDA, the USDA, and various state and local health and agricultural agencies. Some of our facilities are subject to continuous on-site inspections. Applicable statutes and regulations governing food products include rules for identifying the content of specific types of foods, the nutritional value of that food and its serving size. Many jurisdictions also provide that food manufacturers adhere to good manufacturing practices (the definition of which may vary by jurisdiction) with respect to production processes, which include proper personal hygiene, wearing and proper handling of company-issued uniforms and footwear, using footbaths, proper hand washing procedures, proper storage of equipment, not wearing jewelry, not eating or drinking in production areas, and not carrying objects above the waist so as to prevent anything from falling into our products. In addition, our production and distribution facilities are subject to various federal, state and local environmental and workplace regulations. Failure to comply with all applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, and criminal sanctions, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, compliance with current or future laws or regulations could require us to make material expenditures or otherwise adversely affect the way we operate our business, our prospects, results of operations and financial condition.

We may incur unexpected costs associated with compliance with environmental regulations.

We are subject to federal, state, and local environmental requirements, including those governing discharges to air and water, the management of hazardous substances, the disposal of solid and hazardous wastes, and the remediation of contamination. If we do not fully comply with environmental regulations, or if a release of hazardous substances occurs at or from one of our facilities, we may be subject to penalties and fines, and/or be held liable for the cost of remedying the condition. The operational and financial effects associated with compliance with the variety of environmental regulations we are subject to could require us to make material expenditures or otherwise adversely affect the way we operate our business and our prospects, results of operations and financial condition.

Extreme weather conditions, disease (such as avian influenza) and pests could harm our business.

Many of our business activities are subject to a variety of agricultural risks. Unusual weather conditions, disease and pests can materially and adversely affect the quality and quantity of the food products we produce and distribute. In particular, avian influenza occasionally affects the domestic poultry industry, leading to hen deaths. A virulent form of avian influenza has emerged in Southeast Asia over the past several years and has spread elsewhere in the Eastern Hemisphere in the past year. It has caused deaths in wild bird populations and, in limited instances, domesticated chicken and turkey flocks. It has also been linked to illness and death among some persons who have been in contact with diseased fowl. It is not clear if this form of avian influenza will manifest itself in North America, or if sheltered flocks, such as ours, have significant exposure risk. However, to protect against this risk, we have intensified biosecurity measures at our layer locations. Weather, disease and pest matters could affect a substantial portion of our production facilities in any year and could have a material adverse effect on our business, prospects, results of operations or financial condition.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

FACILITIES

Corporate. We maintain leased space for our corporate headquarters in suburban Minneapolis, Minnesota. Leased space within the same building houses the headquarters, financial and administrative service staffs of the egg products and potato products divisions, as well as our customer service, distribution, sales, marketing and information services groups. This lease expires in 2012 and the annual base rent is approximately $765,000.

Egg Products Division. The following table summarizes information relating to the primary facilities of our egg products division:

Location	Principal Use	Size (square feet)	Owned/ Leased	Lease Expiration	Annual Payments
Elizabeth, New Jersey (a)	Processing	75,000	Leased	2007	$432,000
Elizabeth, New Jersey (a)	Processing	125,000	Leased	2007	681,000
Bloomfield, Nebraska	Processing	80,000	Owned	—	—
LeSueur, Minnesota	Processing	29,000	Owned	—	—
Wakefield, Nebraska	Processing	380,000	Owned	—	—
Klingerstown, Pennsylvania	Processing and Distribution	139,000	Leased	2017	526,000
Klingerstown, Pennsylvania	Processing and Distribution	19,000	Leased	2017	14,000
Lenox, Iowa	Processing and Distribution	151,000	Owned	—	—
Gaylord, Minnesota	Processing and Distribution	230,000	Owned	—	—
Elizabeth, New Jersey (a)	Distribution	80,000	Leased	2007	480,000
Bloomfield, Nebraska	Egg Production	619,000	Owned	—	—
Wakefield, Nebraska	Egg Production	658,000	Owned	—	—
LeSueur, Minnesota	Egg Production	345,000	Owned	—	—
Gaylord, Minnesota	Egg Production	349,000	Owned	—	—
Gaylord, Minnesota	Pullet Houses	130,000	Owned	—	—
Wakefield, Nebraska	Pullet Houses	432,000	Owned	—	—
Plainview, Nebraska	Pullet Houses	112,000	Owned	—	—
Winnipeg, Manitoba (b)	Processing	102,000	Capital Lease	2012	470,000
Winnipeg, Manitoba	Processing	32,000	Leased	2013	118,000
St. Mary’s, Ontario (b)	Processing	42,000	Capital Lease	2012	266,000
Mississauga, Ontario (b)	Distribution	8,000	Leased	2006	72,000
Abbotsford, British Columbia (c)	Sales Office	2,000	Leased	2006	9,000

(a)	There are two five year extensions available on these leases.
(b)	There are four five year extensions available on these leases.
(c)	Lease has no term, only a six month notice of termination requirement.

We are in the process of extending the New Jersey leases, as provided for in the lease documents. The Egg Products Division also owns or leases, primarily for egg production operations, approximately 1,600 acres of land in Nebraska and Minnesota.

Potato Products Division. The Potato Products Division owns a processing plant and land located in Minneapolis, Minnesota, consisting of approximately 175,000 square feet of production area. This division leases a building in North Las Vegas, Nevada, consisting of approximately 31,000 square feet. This lease expires in 2006 and we have the option to extend the lease for three successive five year periods. The remaining payment amount on this lease is approximately $200,000.

Refrigerated Distribution Division. The Refrigerated Distribution Division leases administrative and sales offices in suburban Minneapolis and several small warehouses across the United States. The leases expire between 2006 and 2010. The administrative and sales office lease may be extended at our option for five years. The annual base rent for all of the leases is approximately $240,000. The division owns a distribution center located near LeSueur, Minnesota, which is approximately 33,000 square feet. The Division also owns and operates a 85,000 square foot refrigerated warehouse with offices and a 25,000 square foot cheese packaging facility on a 13-acre site in Lake Mills, Wisconsin.

The total annual payment for the facilities described above is approximately $4.3 million. The leases for these facilities have varying length terms ranging from month-to-month to 2017. We believe that our owned and leased facilities, together with budgeted capital projects in each of our three operating divisions, are adequate to meet anticipated requirements for our current lines of business for the foreseeable future. All of our owned property is pledged to secure repayment of our senior credit facility.

For additional information on contractual obligations relating to operating leases see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

ITEM 3—LEGAL PROCEEDINGS

In May 2004, the U.S. Environmental Protection Agency (“EPA”) issued “Findings of Violation and Order for Compliance” to the Company in connection with our discharge of wastewater to the municipal treatment facility in Wakefield, Nebraska (“City”). The findings alleged that wastewater from our Wakefield egg processing operations caused interference or process upset at the City’s facility. EPA ordered us to identify interim measures and a long-term proposal for addressing the issues that it had identified. In June 2004, we provided EPA with a proposal for improving the Wakefield facility’s performance and compliance, and we supplemented the proposal in August 2004. Concurrently, and in connection with the same matter, the Nebraska Department of Environmental Quality (“NDEQ”) issued two enforcement documents to us:

(a) In June 2004, NDEQ issued a Notice of Violation alleging that the our wastewater had contributed to upset, interference and pass-through at the City’s wastewater treatment facility. We responded to the Notice of Violation in August 2004.

(b) In June 2004, NDEQ issued a Complaint and Notice for Opportunity for Hearing alleging that our wastewater was causing interference or process upset at our pretreatment facility. In October 2004, we entered into an Administrative Consent Order with NDEQ under which we agreed to land-apply certain egg solids rather than sending them to the City’s wastewater treatment facility.

In early 2006, the United States Department of Justice notified us and the City of Wakefield that it intends to seek civil penalties and injunctive relief for violation of various environmental laws relating to the above matters and other issues. A meeting with the Department of Justice, EPA, NDEQ and the Nebraska attorney general was held in March 2006. Settlement negotiations are ongoing.

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

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Our common equity is not traded in any market. We had one holder of our common equity as of March 15, 2006. No securities are authorized for issuance under equity compensation plans. No unregistered sales of securities were made during 2005.

(b)	Not applicable.

(c)	Not applicable.

ITEM 6—SELECTED FINANCIAL DATA

The following table sets forth selected consolidated historical financial data with respect to the Company, the Predecessor and the 2001 Predecessor. The data presented below was derived from the Company’s, the Predecessor’s and the 2001 Predecessor’s Consolidated Financial Statements. Due to the Merger, which was accounted for as a purchase, different bases of accounting have been used to prepare the Company and Predecessor Consolidated Financial Statements. The Merger resulted in additional interest expense for new debt incurred and higher depreciation and amortization of property, plant and equipment and other intangible assets recorded. The 2001 Predecessor data as of and for the three months ended March 31, 2001 was prepared from the historical books and records of the 2001 Predecessor. This information should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere herein and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	COMPANY			PREDECESSOR			2001 PREDECESSOR
(in thousands)	YEAR ENDED DECEMBER 31, 2005	YEAR ENDED DECEMBER 31, 2004	ONE MONTH ENDED DECEMBER 31, 2003	ELEVEN MONTHS ENDED NOVEMBER 30, 2003	YEAR ENDED DECEMBER 31, 2002	NINE MONTHS ENDED DECEMBER 31, 2001	THREE MONTHS ENDED MARCH 31, 2001
STATEMENT OF OPERATIONS DATA
Net sales	$1,242,498	$1,313,504	$140,806	$1,184,357	$1,168,160	$885,642	$275,627
Cost of sales	1,005,418	1,077,126	121,442	973,004	953,333	734,008	227,707

Gross profit	237,080	236,378	19,364	211,353	214,827	151,634	47,920
Selling, general and administrative expenses	131,288	138,258	14,676	106,339	116,444	87,484	27,376
Transaction expenses	—	340	7,121	15,377	—	—	11,050

Operating profit (loss)	105,792	97,780	(2,433)	89,637	98,383	64,150	9,494
Interest expense, net	47,119	43,285	4,932	41,670	50,179	42,335	3,293
Loss on early extinguishment of debt	5,548	—	—	61,226	—	—	15,513
Loss on Dairy disposition	—	—	—	16,288	—	—	—

Earnings (loss) before income taxes	53,125	54,495	(7,365)	(29,547)	48,204	21,815	(9,312)
Income tax expense (benefit)	14,266	20,981	(2,836)	(11,397)	18,543	12,000	(3,659)

Net earnings (loss)	$38,859	$33,514	$(4,529)	$(18,150)	$29,661	$9,815	$(5,653)

AT PERIOD END BALANCE SHEET DATA
Working capital	$79,923	$60,544	$108,876	$118,750	$59,145	$65,477	$73,459
Total assets	1,333,576	1,341,555	1,416,682	844,635	893,022	897,133	619,721
Long-term debt, including current maturities	709,723	750,783	790,076	307,998	511,389	553,094	192,200
Shareholder’s equity	304,015	257,393	287,538	256,384	179,326	152,990	257,151

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

General

Overview. We are a leading producer and distributor of egg and refrigerated potato products to the foodservice, retail and food ingredient markets. We also distribute refrigerated food items, primarily cheese and other dairy products, to the retail grocery market predominantly in the central United States. We focus our growth efforts on the specialty segments within our food categories and strive to be a market leader in product innovation and low-cost production. Our strategic focus on value-added processing of food products is designed to capitalize on key food industry trends, such as the desire for improved safety and convenience, reduced labor and waste, and growth of food consumption away from home. We believe our operational scale, product breadth and geographic scope make us an attractive and important strategic partner for our customers, which include foodservice distributors, major restaurant chains and food ingredient companies.

Capital Expenditures. From 1998 through 2005, we invested approximately $307 million in capital expenditures, excluding capital expenditures made in the Dairy Products Division, which was sold in late 2003. More than half of this cumulative amount was used for growth investments to expand our manufacturing capacity for value-added egg products, to upgrade our potato products operations, to improve and expand our distribution centers, to install a new company-wide management information system and to otherwise position ourselves for future growth. These expenditures included the installation of new precooked egg production lines, a new dried egg facility, automated packaging machines and quality control systems. We expect these investments to improve manufacturing efficiencies, customer service and product quality. The remainder of capital spending over the past eight years was on routine major equipment and facilities betterment activities.

Acquisitions/Joint Ventures. We have grown both organically and through acquisitions. Since 1988, we have completed 17 acquisitions and three joint ventures, including the $106 million acquisition of Papetti’s in 1997. The acquisition of Papetti’s significantly increased our Egg Products Division’s market share, scale, geographic scope and product offerings. We have focused in recent years on making small acquisitions that expand our current product offerings and/or geographic scope and broaden our technological expertise. For example, in 2002, we bought the egg products division of Canadian Inovatech, Inc., one of the largest providers of processed egg products in Canada, which greatly expanded our presence in international markets, particularly in the food ingredients market. We continue to evaluate potential acquisitions and acquisitions remain a part of our growth plans.

Commodity Risk Management. Our principal exposure to market risks that may adversely affect our results of operations and financial condition include changes in future commodity prices and interest rates. We seek to minimize or manage these market risks through normal operating and financing activities and through the use of commodity contracts and interest rate cap agreements, where practicable. We do not trade or use instruments with the objective of earning financial gains on commodity prices or interest rate fluctuations, nor do we use instruments where there are not underlying exposures. See “—Market Risk —Commodity Hedging—Commodity Risk Management.”

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

The Merger was accounted for using the purchase method of accounting. Accounting for the Merger using this method may affect our results of operations in certain significant respects. The aggregate Merger consideration, including purchase price adjustments, the assumption of liabilities and estimated transaction expenses, of approximately $1.018 billion was allocated to the tangible and intangible assets acquired and liabilities assumed by us, based upon their respective fair values as of the date of the acquisition. The allocation of the purchase price of the assets acquired in the Merger resulted in a significant increase in our annual depreciation and amortization expense.

Results Of Operations

The following table summarizes the historical results of our divisional operations and such data as a percentage of total net sales for the periods indicated. The financial data presented for the periods below include the results of our Dairy Products Division, which the Predecessor sold effective September 30, 2003. The information contained in this table should be read in conjunction with “Item 6—Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this Form 10-K. The consolidated historical financial data presented below includes our financial data and the financial data of our Predecessor, which was also named Michael Foods, Inc. The financial data presented below for the Predecessor relates to our company and its consolidated subsidiaries for the period prior to the acquisition (Merger) of our predecessor in November 2003 by an investor group consisting of affiliates of Thomas H. Lee Partners and members of our management. Due to the Merger, which was accounted for as a purchase, different bases of accounting have been used to prepare our and the Predecessor’s consolidated financial statements. The Merger resulted in additional interest expense for incurred indebtedness and higher depreciation and amortization of fixed assets and other intangible assets recorded.

The financial data below was derived from the Company’s and Predecessor’s audited Consolidated Financial Statements included elsewhere in this report. It is suggested that readers combine 2003 one month (Company) results and 2003 11 months (Predecessor) results for comparability.

	COMPANY						PREDECESSOR
	YEAR ENDED DECEMBER 31, 2005		YEAR ENDED DECEMBER 31, 2004		ONE MONTH ENDED DECEMBER 31, 2003		ELEVEN MONTHS ENDED NOVEMBER 30, 2003
(in thousands)	$	%	$	%	$	%	$	%
STATEMENT OF OPERATIONS DATA:
External net sales:
Egg products division	860,925	69.3	941,381	71.7	95,591	67.9	730,028	61.7
Potato products division	102,245	8.2	83,838	6.4	8,496	6.0	67,925	5.7
Refrigerated distribution division	279,328	22.5	288,285	21.9	36,719	26.1	241,737	20.4
Dairy products division	—	—	—	—	—	—	144,667	12.2

Total net sales	1,242,498	100.0	1,313,504	100.0	140,806	100.0	1,184,357	100.0
Cost of sales	1,005,418	80.9	1,077,126	82.0	121,442	86.2	973,004	82.2

Gross profit	237,080	19.1	236,378	18.0	19,364	13.8	211,353	17.8
Selling, general and administrative expenses	131,288	10.6	138,258	10.5	14,676	10.4	106,339	9.0
Transaction expenses	—	—	340	—	7,121	5.1	15,377	1.2

Operating profit (loss):
Egg products division	81,557	6.5	87,116	6.7	3,972	2.8	74,575	6.3
Potato products division	17,199	1.4	6,895	0.5	905	0.6	8,452	0.7
Refrigerated distribution division	15,707	1.3	13,171	1.0	913	0.7	15,510	1.3
Dairy products division	—	—	—	—	—	—	11,918	1.0
Corporate	(8,671)	(0.7)	(9,402)	(0.7)	(8,223)	(5.8)	(20,818)	(1.7)

Total operating profit (loss)	105,792	8.5	97,780	7.5	(2,433)	(1.7)	89,637	7.6

Interest expense, net	47,119	3.8	43,285	3.3	4,932	3.5	41,670	3.5

Net earnings (loss)	38,859	3.1	33,514	2.6	(4,529)	(3.2)	(18,150)	(1.5)

Results for the Year Ended December 31, 2005 Compared to results for the Year Ended December 31, 2004

Net Sales. Net sales for the year ended December 31, 2005 decreased $71.0 million, or approximately 5%, to $1,242.5 million from $1,313.5 million for the year ended December 31, 2004, as a result of a decrease in external net sales in our Egg Products Division and our Refrigerated Distribution Division, partially offset by an increase in external net sales by our Potato Products Division.

Egg Products Division Net Sales. Egg Products Division external net sales for the year ended December 31, 2005 decreased $80.5 million, or 9%, to $860.9 million from $941.4 million for the year ended December 31, 2004. External net sales increased for most higher value-added products lines and declined for lower value-added lines. Egg market deflation had a notable impact in 2005, as the egg market declined from historically high levels in 2004 to a multi-decade low in mid-2005. During 2005, shell egg prices decreased by approximately 20% from 2004 levels, as reported by Urner Barry, resulting in weak pricing for market-sensitive (food ingredient) egg products. In late 2005, and thus far in 2006, egg prices have returned to more normal levels. Unit sales increased for most product lines in 2005, with an overall increase of 2.1% recorded for the Division as compared to 2004 levels. Sales of higher value-added egg products represented approximately 65% of the Egg Products Division’s external net sales in 2005 compared with 58% in 2004. Sales diminished for our most commodity-sensitive products – short shelf-life liquid and shell eggs.

Potato Products Division Net Sales. Potato Products Division external net sales for the year ended December 31, 2005 increased $18.4 million, or 22%, to $102.2 million from $83.8 million for the year ended December 31, 2004. This increase was primarily attributable to strong unit sales growth for retail potato products, which increased approximately 26% from 2004 levels. Foodservice unit sales increased approximately 8%. Sales to new customers, growth in sales to existing customers, increased marketing and, particularly, growth in the retail category all contributed to the sales increase. Approximately 57% of the Division’s 2005 net sales were to the foodservice market, with 43% to the retail market. The retail component has grown significantly in recent years. Pricing in both market segments was higher in 2005 than in 2004.

Refrigerated Distribution Division Net Sales. Refrigerated Distribution Division external net sales for the year ended December 31, 2005 decreased $9.0 million, or 3%, to $279.3 million from $288.3 million for the year ended December 31, 2004. This decrease was mostly due to notably lower market pricing for shell eggs. The key distributed products business was strong, with branded cheese unit sales up approximately 6%. Dollar sales for distributed products increased over 1%. In addition to eggs, deflation of markets was seen in cheese and butter sales, which are the Division’s largest product lines.

Gross Profit. Gross profit for the year ended December 31, 2005 increased $0.7 million to $237.1 million from $236.4 million for the year ended December 31, 2004. Our gross profit margin was 19.1% of net sales for 2005, compared with 18.0% for 2004. The increase in gross profit margin was due to increased gross profit margins from higher value-added egg products and potato products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2005 decreased $7.0 million, or 5%, to $131.3 million from $138.3 million for the year ended December 31, 2004. Selling, general and administrative expenses were 10.6% of net sales in 2005 as compared to 10.5% in 2004. The decrease in expenses was caused by a reduction in incentive accrual based on the level of achievement of the incentive plan target and overall expense management.

Operating Profit. Operating profit for the year ended December 31, 2005 increased $8.0 million, or approximately 8%, to $105.8 million from $97.8 million for the year ended December 31, 2004. This increase is due to a notable increase in Potato Products operating profits and also an increase in Refrigerated Distribution operating profits, which more than offset a decrease from Egg Products.

Egg Products Division Operating Profit. Egg Products Division operating profit for the year ended December 31, 2005 decreased $5.5 million, or 6%, to $81.6 million from $87.1 million for the year ended December 31, 2004. Operating profit for higher value-added egg products increased by approximately $27.0 million, or 39%, from 2004, mainly reflecting lower egg costs. Operating profits from other egg products declined significantly from 2004 levels, reflecting unfavorable market-driven pricing. Shell egg profitability went from a profit in 2004 to a loss in 2005, reflecting substantially lower Urner Barry pricing levels in 2005. The 2004 period included approximately $2.0 million in income related to amounts received under patent infringement settlements. We also had other expense of approximately $0.5 million in both 2005 and 2004 related to our investment in Belovo S.A. Included in the 2004 other expense was $1.2 million related to the Belovo contamination matter. The Division incurred unusual operating expenses in 2004 related to the handling of wastewater, particularly at the Wakefield, Nebraska location (see Item 3 – LEGAL PROCEEDINGS).

Potato Products Division Operating Profit. Potato Products Division operating profit for the year ended December 31, 2005 increased $10.3 million to $17.2 million from $6.9 million for the year ended December 31, 2004. This increase reflected significant volume growth in our more profitable retail operations which resulted in an increase in that sector’s profitability. Also, significant profitability in the foodservice business in 2005, compared to break-even operations in 2004.

Refrigerated Distribution Division Operating Profit. Refrigerated Distribution Division operating profit for the year ended December 31, 2005 increased $2.5 million, or 19%, to $15.7 million from $13.2 million for the year ended December 31, 2004. Operating profit increased mainly due to lower market prices for our key product line, cheese, and significant volume growth for that product line.

Interest Expense and Income Taxes. Interest expense increased approximately $3.8 million in 2005 compared to 2004, reflecting higher interest rates. Our effective tax rate was 26.9% in 2005 compared to 38.5% in 2004. The reduction in the effective tax rate for 2005 was related to several factors, with a change in the tax rate used to calculate the deferred tax benefit being the most meaningful factor. The change in the tax rate is primarily due to a reduction in the Company’s state income tax rate. We expect our future effective tax rate to be approximately 36%.

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

Egg Products Division Net Sales. Egg Products Division external net sales for the year ended December 31, 2004 increased $115.8 million, or 14%, to $941.4 million from $825.6 million for the year ended December 31, 2003. External net sales increased for most products lines, with double-digit unit sales growth in all higher-value-added products and increased pricing in virtually all product lines. Consistent with our strategy to emphasize value-added egg product sales and diminish commodity sensitive sales, shell egg unit sales declined by 26% in 2004. During 2004, shell egg prices decreased by approximately 6%, as reported by Urner Barry, resulting in mixed pricing for market-sensitive products. Sales of higher value-added egg products represented approximately 58% of the Egg Products Division’s external net sales in 2004 compared with 56% in 2003. Sales diminished for our most commodity-sensitive products – short shelf-life liquid and shell eggs. Food ingredient lines showed relatively flat, or reduced, unit sales in 2004 compared to 2003 levels.

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

Egg Products Division Operating Profit. Egg Products Division operating profit for the year ended December 31, 2004 increased $8.6 million, or 11%, to $87.1 million from $78.5 million for the year ended December 31, 2003. Operating profit for higher value-added egg products decreased by $4.0 million, or 7%, from 2003, reflecting increased operating costs, largely driven by higher grain, transportation and energy costs, and record high egg white costs. While we experienced higher operating expenses, we were limited in our ability to pass-through price increases due to the longer-term fixed price nature of our customer contracts. Operating profits from other egg products rose significantly from 2003 levels, reflecting favorable market-driven pricing. Shell egg profitability declined significantly in 2004 from 2003 levels, reflecting lower Urner Barry pricing levels. The 2004 period included approximately $2.0 million related to amounts received under patent infringement settlements and the 2003 period included approximately $4.3 million related to legal settlements regarding vendor price collusion. We also had other expense of approximately $0.5 million in both 2004 and 2003 related to our investment in Belovo S.A. Also, the Division incurred unusual operating expenses in 2004 related to the handling of wastewater, particularly at the Wakefield, Nebraska location (see Item 3 – LEGAL PROCEEDINGS).

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

Other Expense (Income). We did not record any other expense (income) in 2004, but the Predecessor recorded an other loss of $61.2 million in 2003 to record a loss on early extinguishment of debt related to the Merger and an other loss of $16.3 million related to the Dairy Products Division disposition.

Interest Expense and Income Taxes. Interest expense declined approximately $3.3 million in 2004 compared to 2003, reflecting lower interest rates and reduced amortization of deferred financing costs. Our tax rate was 38.5% in 2004 compared to 38.5% (tax benefit) in 2003.

Seasonality and Inflation

Our consolidated quarterly operating results are affected by the seasonal fluctuations of our net sales and operating profits. Specifically, shell egg prices typically rise seasonally in the first and fourth quarters of the year due to increased demand during holiday periods. Consequently, net sales in the Egg Products Division may increase in the first and fourth quarters. Generally, the Refrigerated Distribution Division has higher net sales and operating profits in the fourth quarter, coinciding with incremental consumer demand during the holiday season. Operating profits from the Potato Products Division are less seasonal, but tend to be higher in the second half of the year coinciding with the potato harvest and incremental consumer demand.

Generally, other than fluctuations in certain raw material costs, largely related to short-term supply and demand variances, inflation has not been a significant factor in our operations. Inflation is not expected to have a significant impact on our business, results of operations or financial condition since we can generally offset the impact of inflation through a combination of productivity gains and price increases. We had no unusual inflationary impacts to our operations in 2003. However, during 2004 and 2005 we experienced notable inflation for key purchased items such as natural gas, diesel fuel and packaging materials. We were unable to fully offset these impacts through selective price increases to our customers.

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

Cash flow provided by operating activities was $104.4 million for the year ended December 31, 2005, compared to $121.6 million for the year ended December 31, 2004. The decrease in our cash flow provided by operating activities was primarily attributable to an increase in working capital, largely related to an increase in inventories, a tax receivable recorded at the time of the 2003 Merger, and changes in deferred income taxes (see Note D to consolidated financial statements). Cash flow provided by operating activities was $121.6 million for the year ended December 31, 2004, compared to a combined $107.5 million for the year ended December 31, 2003. The increase in cash flow provided by operating activities from 2003 to 2004 was primarily attributable to earnings growth and working capital management.

As a result of the Merger, in 2003 we incurred approximately $780 million of long-term debt, including $495 million of borrowings under our senior credit facility, $135 million of borrowings under a senior unsecured term loan facility and $150 million from the issuance of 8% senior subordinated notes due 2013. The senior credit facility that we entered into in connection with the Merger currently provides a $100 million revolving credit facility maturing in 2009 and a $540 million term loan facility maturing in 2010. The senior unsecured term loan facility of $135 million was to mature in 2011. The senior credit facility (“credit agreement”) and senior unsecured term loan agreement were amended as of September 17, 2004 (see our Form 8-K of September 22, 2004; incorporated by reference herein). The credit agreement was amended a second time as of May 18, 2005 (see our Form 8-K of May 23, 2005; incorporated by reference herein) and a third time as of November 22, 2005 (see our Form 8-K of November 4, 2005; incorporated by reference herein). As a result of the third amendment, which expanded the capacity of the senior credit facility, the senior unsecured term loan agreement was terminated, with the loan being paid-in-full.

As a result of the Merger, we continue to have substantial annual cash interest expense. Our senior credit facility requires us to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the senior credit facility and the indenture relating to the 8% senior subordinated notes due 2013 contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in these agreements. Our failure to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on our results of operations, financial position and cash flow. In general, the debt covenants limit our discretion in operating our businesses. We were in compliance with all of the covenants in the credit agreement and the indenture as of December 31, 2005.

The following is a calculation of our minimum interest coverage and maximum leverage ratios under our senior credit facility. The terms and related calculations are defined in our senior credit facility agreement, as amended, which is included as Exhibit 10.35 to this Form 10-K.

	Year Ended December 31,
	2005		2004
	(in thousands)
Calculation of Interest Coverage Ratio:
Consolidated EBITDA (1)	$180,585		$172,940
Consolidated Cash Interest Expense (2)	46,398		41,975
Actual Interest Coverage Ratio (3)	3.89	x	4.12	x
Minimum Permitted Interest Coverage Ratio	2.25	x	2.10	x
Calculation of Leverage Ratio:
Funded Indebtedness (4)	$722,432		$764,302
Less: Cash and equivalents	(42,179)		(31,816)

	680,253		732,486
Consolidated EBITDA (1)	180,585		172,940
Actual Leverage Ratio (5)	3.77	x	4.24	x
Maximum Permitted Leverage Ratio	5.50	x	5.95	x

(1)	Consolidated EBITDA (earnings before interest expense, taxes, depreciation and amortization) is defined in our senior credit facility as follows:

	Year Ended December 31,
	2005	2004
	(in thousands)
Net earnings	$38,859	$33,514
Interest expense, excluding amortization of debt issuance costs	45,292	40,052
Amortization of debt issuance costs	1,993	2,046
Income tax expense	14,266	20,981
Depreciation and amortization	70,092	66,857
Equity sponsor management fee (a)	2,036	1,500
Industrial revenue bonds related expenses (b)	964	938
Other non-recurring charges related to acquisition accounting (c)	—	2,677
Transaction expenses (d)	—	340
Other (e)	7,457	4,035

	180,959	172,940
Less: Unrealized gains on swap contracts	374	—

Consolidated EBITDA, as defined in our senior credit facility	$180,585	$172,940

(a)	Reflects management fees paid to equity sponsor.
(b)	Reflects fees associated with industrial revenue bonds guaranteed by certain of our subsidiaries.
(c)	Reflects loss associated with SFAS 141 purchase accounting primarily for inventories.
(d)	Reflects expenses incurred in connection with our Merger.
(e)	Reflects the following:

	2005	2004
Equity losses of unconsolidated subsidiaries	$455	$460
Losses from the sale of assets not in the ordinary course of business	350	879
Preferred return on deferred compensation	968	1,771
Letter of credit fees	138	152
Fees and expenses in connection with the exchange of the Senior Subordinated Notes for registered notes	—	291
Debt extinguishment expenses which do not represent a cash item	4,134	—
Other non-recurring charges	1,412	482

	$7,457	$4,035

(2)	Consolidated cash interest expense for the twelve-month period ended December 31, as calculated in our senior credit facility, was as follows (in thousands):

	2005	2004
Interest expense, net	$47,119	$43,285
Interest income	1,272	736

Gross interest expense	48,391	44,021
minus:
Amortization of debt issuance costs	(1,993)	(2,046)

Consolidated cash interest expense	$46,398	$41,975

(3)	Represents ratio of consolidated EBITDA to consolidated interest expense.

(4)	Funded Indebtedness as of December 31, was as follows (in thousands):

	2005	2004
Term loan facility	$540,000	$455,050
Senior unsecured term loan facility	—	135,000
8% senior subordinated notes	150,000	150,000
Insurance bonds	201	878
Guarantee obligations (see Debt Guarantees described below)	16,097	6,152
Capital leases	6,454	6,941
Standby letters of credit (primarily with our casualty insurance carrier, Liberty Mutual)	6,661	6,489
Funded indebtedness of Trilogy Egg Products, Inc.	2,785	3,540
Other	234	252

	$722,432	$764,302

(5)	Represents ratio of funded indebtedness less cash and equivalents to consolidated EBITDA.

The aggregate maturities of our long-term debt, our lease commitments and our long-term purchase commitments for the years subsequent to December 31, 2005, are as follows:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (1)	$703,269	$2,700	$11,815	$528,050	$160,704
Capital lease obligations	6,454	784	1,722	2,010	1,938
Operating leases	32,288	4,363	9,293	8,945	9,687
Purchase obligations (2)	1,180,561	234,718	367,756	284,015	294,072
Deferred compensation	15,048	—	—	—	15,048
Interest on fixed rate debt	96,000	12,000	24,000	24,000	36,000

Total	$2,033,620	$254,565	$414,586	$847,020	$517,449

(1)	Does not include variable interest.
(2)	A substantial portion relates to egg contracts. Estimates of future open market egg prices and feed costs were used to derive these figures. Approximately $1.07 billion of these purchase obligations are subject to market risks due to fluctuations in market pricing.

We have entered into substantial purchase obligations to fulfill our egg, potato and cheese requirements. We maintain long-term egg procurement contracts with numerous cooperatives and egg producers throughout the Midwestern and Eastern United States and Canada, which supply approximately 60% of our annual egg requirements. Most of these contracts vary in length from 18 to 120 months. The egg prices are primarily indexed to grain or Urner Barry market indices. One egg supplier provides more than 10% of our egg requirements. Based upon the best estimates available to us for grain and egg prices, we project our purchases from our top five long-term contracted egg suppliers will approximate $146 million in 2006, $150 million in 2007, $112 million in 2008, $99 million in 2009, and $80 million in 2010, and that the 2006 amount will account for approximately 35% of our total egg purchases this year. In addition, we have contracts to purchase potatoes that expire in 2007. These contracts will supply approximately 80% of the Potato Products Division’s raw potato needs in 2006 and 24% in 2007. One potato supplier is expected to provide more than 10% of our 2006 potato requirements. Lastly, we have forward buy contracts by which we purchased approximately $30 million of cheese in 2005, and which will cover approximately 26% of our estimated 2006 cheese requirements. Please see our Contractual Obligations chart above for our estimated breakdown of these obligations during the coming year, one to three year, three to five year, and more than five year periods.

As discussed above, we have a credit agreement with various lenders, including commercial banks, other financial institutions and investment groups, which expires in 2009 and 2010 and provides credit facilities which originally provided $595 million. As amended in 2005, the credit agreement now provides $640 million. Within the credit agreement there is a $100 million revolving line of credit. As of December 31, 2005, $540 million was outstanding under the credit agreement, plus approximately $6.7 million was used under the revolving line of credit for letters of credit. After paying our stockholder approximately $70.1 million in dividends in 2004, we made a voluntary repayment of $35 million under the credit agreement in December 2004. During 2005, we effectively made, as part of the credit agreement amendment process in November 2005, another voluntary repayment of approximately $49 million. At the time of the Merger, largely the same lender group provided us with a $135 million senior unsecured term loan agreement, which was to expire in 2011. The senior unsecured term loan was repaid in November 2005, at which time the senior unsecured term loan was terminated.

The weighted average interest rate for our borrowings under the credit agreement was approximately 6.7% at December 31, 2005. Given our business trends and cash flow forecast, we do not anticipate any use of the revolving line of credit during 2006, except for letters of credit purposes. However, it is possible that one or more acquisitions could arise, which could result in much of the revolving line of credit being utilized at some point.

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

Our ability to make payments on and to refinance our debt, including the senior subordinated notes, to fund planned capital expenditures and otherwise satisfy our obligations will depend on our ability to generate sufficient cash in the future. This, to some extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We believe that, based on current levels of operations, we will be able to meet our debt service and other obligations when due. Significant assumptions underlie this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. If our future cash flows from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the senior subordinated notes, on or before maturity. We can provide no assurances that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including the senior subordinated notes and our senior credit facility may limit our ability to pursue any of these alternatives.

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

Capital Spending

We invested approximately $40.7 million in capital expenditures in 2005, with approximately $37.7 million invested in capital projects in 2004. We and the Predecessor invested approximately $30.0 million in capital expenditures in 2003. Capital expenditures each year mainly related to expanding capacity for value-added products, expanding warehouse space for all of our divisions, and upgrading computer technology. Capital expenditures in 2005, 2004, and 2003 were funded from cash flow from operations and borrowings under credit facilities.

We plan to spend approximately $33.0 million in total capital expenditures for 2006, which will be used to maintain existing production facilities, to replace tractors and trailers, and to expand production capacity for value-added products, such as potato products, among other projects. This spending will be funded from operating cash flow, plus available capacity under our revolving line of credit, if need be.

Debt Guarantees

We have guaranteed, through our Waldbaum subsidiary, the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of four municipalities where we have food processing facilities. The repayment of these bonds is funded through the wastewater treatment charges paid by us. However, should those charges not be sufficient to pay the bond payments as they become due, we have agreed to pay any shortfall. The remaining principal balance of these bonds at December 31, 2005 was approximately $16.1 million.

Insurance

In general, our insurance costs have been approximately stable over the past three years. Regarding our largest insurance programs, in 2005 our property insurance premiums and casualty insurance premiums declined from 2004 levels.

Due to an extended term on our property program, we will not have a change in premium for that coverage in 2006. We expect a flattening of casualty insurance premiums in 2006 based upon counsel from our broker. We have also experienced, and expect to continue to experience, rising premiums for our portion of health and dental insurance benefits offered to our employees, although the past three years we have succeeded in maintaining such increases below prevailing market rates.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate estimates, including those related to the allowance for doubtful accounts, goodwill and intangible assets, accrued promotion costs, accruals for insurance, accruals for environmental matters, financial instruments and income tax provision. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies reflect the significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts

We estimate the uncollectibility of our accounts receivable and record an allowance for uncollectible accounts. In determining the adequacy of the allowance, we analyze the value of our customer’s financial statements, historical collection experience, aging of receivables and other economic and industry factors. It is possible that the accuracy of the estimation process could be materially impacted by different judgments as to collectibility based on the information considered and further deterioration of accounts.

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

Accruals for Environmental Matters

We review environmental matters on a quarterly basis. Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in the balance sheet at undiscounted amounts and exclude claims for recoveries from insurance or other third parties.

Financial Instruments

We use derivative financial instruments to manage our cash flow exposure to various market risks, including certain interest rate, cheese, grain and feed costs. The fair value of these derivative financial instruments is based on estimated amounts which may fluctuate with market conditions.

Income Taxes

Income tax expense involves management judgment as to the ultimate resolution of any tax issues. Historically, our assessments of the ultimate resolution of tax issues have been reasonably accurate. The current open issues are not dissimilar from historical items.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs—An amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement, required effective January 1, 2006, will not effect our financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of Accounting Principals Board (“APB”) Opinion No. 29.” This statement amends APB Opinion No. 29 and is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement, required effective July 1, 2005, had no effect on our financial condition or results of operations.

On December 16, 2004, the FASB issued SFAS 123(R), “Share Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. SFAS No. 123(R) is effective for non-public entities, as defined, on or after January 1, 2006. Non-public entities that used the minimum value method of measuring equity share options for proforma disclosure purposes under statement 123 shall apply this statement prospectively to new awards and continue to account for any portion of awards outstanding at the effective date using the accounting principles originally applied to those awards. For new awards granted, compensation expense will be recorded over the vesting period base on the fair value of the awards granted. We have assessed the impact to our consolidated results of operations of adopting SFAS No. 123(R), and we expect an immaterial impact.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” (SFAS 154) which replaces APB Opinion No. 20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect that adoption will have a material impact.

The FASB has proposed SFAS 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155) which would amend SFAS 133 “Accounting for Derivative Instruments and Hedging Activities and SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 provides accounting for certain derivatives embedded in other financial instruments. This SFAS would be effective for all financial instruments acquired, issued or subject to a remeasurement event occurring for fiscal years beginning after September 15, 2006. We do not believe it will have a material impact on us.

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

The following table is a sensitivity analysis that estimates our exposure to market risk associated with corn and soybean meal futures contracts. The notional value of commodity positions represents the notional value of the corn and soybean meal futures contracts for the year ended December 31, 2005. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in commodity prices (amounts in thousands).

	Notional value	Market risk
Corn futures contracts:
Highest position	$27,000	$2,700
Lowest position	4,138	414
Average position	13,300	1,330
Soybean meal futures contracts:
Highest position	$21,184	$2,118
Lowest position	5,787	579
Average position	14,268	1,427

During 2003, we began using forward buy contracts to cover a portion of our Crystal Farms branded cheese procurement needs. At December 31, 2005, we had outstanding 2006 forward buy cheese contracts covering approximately 20 million pounds, or approximately 26% of our estimated 2006 requirements. The potential loss in fair market value of these contracts resulting from a 10% adverse change in the underlying commodity prices would be approximately $3.0 million.

Additionally, we hedge some of our natural gas requirements for producing our products by fixing the price for a portion of our natural gas usage. At December 31, 2005, the fair market value of such fixed price purchases was approximately $1.6 million. These monthly purchases have been made for February and March 2006 and cover approximately 50% of our estimated usage requirements during that period, or approximately 10% of our annual needs. The potential loss in fair market value of these contracts resulting from a 10% adverse change in the underlying commodity prices would be approximately $160,000.

Also, we partially mitigate the risk of variability of our transportation-related fuel costs through the use of home heating oil futures contracts from time to time. At December 31, 2005, the fair market value of such fixed price purchases was approximately $5.8 million. These monthly purchases are for February – December 2006 and cover approximately 52% of our estimated usage requirements during that period. The potential loss in fair market value of these contracts resulting from a 10% adverse change in the underlying commodity prices would be approximately $580,000.

Interest Rates

Due to our Merger, we have fixed rate debt of $150 million, which we believe had a fair value of approximately the same amount as of the end of 2005. The market risk related to this fixed rate debt, which represents the impact on the fair value from a hypothetical 100 basis point change in interest rates, is $1.5 million. Our credit agreement debt obligations of approximately $540 million carry a variable rate of interest. We believe the fair value of this debt approximated $540 million as of the end of 2005. The interest paid on these obligations floats with market changes in interest rates, though a majority of the credit agreement debt is presently tied to six month Eurodollar rates.

As part of our risk management strategy, we entered into a 6% interest cap arrangement that corresponded with the interest payment terms on $210 million borrowed under the variable portion of our credit agreement for a one-year period starting in November 2004, which declined to $180 million for one year starting in November 2005. As such, the market risk related to these interest rate caps using the same assumption as above is approximately $1.1 million.

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

ITEM 9—CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

(a) Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2005. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2005.

(b) There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The names of the executive officers and directors of Michael Foods, and their ages and positions, are as follows:

Name	Age	Position
Gregg A. Ostrander (2)	53	Chairman and Chief Executive Officer
James D. Clarkson	53	President and Chief Operating Officer
John D. Reedy	60	Executive Vice President, Chief Financial Officer
James G. Mohr	54	Senior Vice President – Supply Chain
Mark W. Westphal	40	Senior Vice President – Finance
Mark D. Witmer	48	Treasurer and Secretary
Mark B. Anderson	45	President—Refrigerated Distribution Division
Todd M. Abbrecht (1)	37	Director
Anthony J. DiNovi (2)	43	Director
Jerome J. Jenko (1)	68	Director
Charles D. Weil (1)	61	Director
Kent R. Weldon (2)	38	Director

(1)	Members of our Audit Committee
(2)	Members of our Compensation Committee

Gregg A. Ostrander is our Chief Executive Officer and Chairman. He has held the prior office since 1994, has been our Chairman since 2001, and was President from 1994 – January 2006. Mr. Ostrander has been a director of Michael Foods since 1994. In 1993, Mr. Ostrander served as our Chief Operating Officer. Mr. Ostrander is also a director of Arctic Cat Inc., a recreational vehicle manufacturer, and Birds Eye Foods, Inc., a food company.

James D. Clarkson is our President and Chief Operating Officer. He was appointed to the Chief Operating Officer position in 2004 and the President’s position in February 2006. Prior to 2004, Mr. Clarkson was President of our Potato Products and Refrigerated Distribution divisions, positions he held since 1995 and 2002, respectively. Mr. Clarkson joined us in 1994 as Vice President and General Manager of Crystal Farms, a subsidiary of our Refrigerated Distribution Division.

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

Mark W. Westphal is our Senior Vice President-Finance and has held that position since February 2006. Mr. Westphal has served us in various financial positions since 1995, most recently as Vice President – Customer Accounting & Analysis.

Mark D. Witmer is our Treasurer and Secretary. Mr. Witmer has held the former position since 2003 and the latter since 2001. Mr. Witmer joined us as the Director of Corporate Communications in 1989.

Mark B. Anderson is the President of our Refrigerated Distribution Division, a position he has held since 2004. From 2002 to 2003, Mr. Anderson served as Vice President/General Manager of the Division. From 1998 – 2002 Mr. Anderson held various business development and general manager positions within the Division.

Todd M. Abbrecht has been a director of Michael Foods since November 2003 following the consummation of the Merger. Mr. Abbrecht is a Managing Director of Thomas H. Lee Partners, L.P., where he has been employed since 1992. Prior to Thomas H. Lee Partners, L.P., Mr. Abbrecht held a position in the mergers and acquisitions department of Credit Suisse First Boston. Mr. Abbrecht is a director of Simmons Bedding Company, a bedding products manufacturer and distributor, and Warner Chilcott Corporation, a specialty pharmaceutical company.

Anthony J. DiNovi has been a director of Michael Foods since November 2003 following the consummation of the Merger. Mr. DiNovi is Co-President of Thomas H. Lee Partners, L.P., where he has been employed since 1988. Prior to Thomas H. Lee Partners, L.P., Mr. DiNovi held various positions in the corporate finance departments of Goldman, Sachs & Co. and Wertheim Schroder & Co., Inc. Mr. DiNovi is a director of American Media, Inc., a consumer magazine publisher, Nortek, Inc., a manufacturer and distributor of building products, US LEC Corporation, a voice, data and Internet services provider, and Vertis, Inc., a provider of advertising, media, and marketing solutions.

Jerome J. Jenko has been a director and a member of the management committee of Michael Foods Investors since 2001 and a director of Michael Foods since 1998. Mr. Jenko had been a director and a member of the management committee of M-Foods Investor LLC, our Predecessor’s parent, prior to the 2003 Merger. He has been a Senior Advisor with Goldsmith, Agio, Helms and Company, an investment banking firm, since 1997. Mr. Jenko is a director of Ocean Spray Cranberries, Inc., a cranberry growing and processing cooperative, DecoPak, Inc., a privately-held cake decorating company, and Commodity Specialists Co., Inc., a privately-held commodity trading company.

Charles D. Weil has been a director of Michael Foods since 2004. He is President and Chief Executive Officer of M. A. Gedney Company (“Gedney”). Previously, he was Acting President and Chief Executive Officer of Gedney from February 2003 – October 2003. Prior to joining Gedney, Mr. Weil was founder and Chief Executive Officer of C.E.O. Advisors, Inc., a consulting company, from January 2001 – February 2003, and was President and Chief Operating Officer of Young America Corporation, a fulfillment and customer service company, from 1993 – 2000.

Kent R. Weldon has been a director of Michael Foods since November 2003 following the consummation of the Merger. Mr. Weldon is a Managing Director of Thomas H. Lee Partners, L.P, where he has been employed since 1991. Prior to Thomas H. Lee Partners, L.P., Mr. Weldon held a position in the corporate finance department of Morgan Stanley & Co. Incorporated. Mr. Weldon is a director of FairPoint Communications, Inc., a communications services provider, Nortek, Inc., a manufacturer and distributor of building products, and Progressive Moulded Products, Ltd., a manufacturer of plastic interior subsystems for cars and light trucks.

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

Code of Ethics

We have a Business Conduct Policy that applies to all of our employees. We have determined that this policy complies with Item 406 of Regulation S-K. We will provide, without charge, a copy of the Business Conduct Policy to any person who so requests in writing. Written requests may be made to Michael Foods, Inc., 301 Carlson Parkway, Suite 400, Minnetonka, Minnesota 55305, attention: Secretary. Our Internet website at www.michaelfoods.com also contains the Business Conduct Policy.

ITEM 11—EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our chief executive officer and each of our four most highly compensated executive officers, referred to as the named executive officers, during each of the last three fiscal years.

Summary Compensation Table

Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Securities Underlying Options(1)	All Other Compensation(2)
Gregg A. Ostrander Chairman and Chief Executive Officer	2005 2004 2003	$733,000 733,000 682,500	$568,075 733,000 665,438	— 2,160 7,784	$10,218 15,932 13,433

John D. Reedy Executive Vice President and Chief Financial Officer	2005 2004 2003	450,000 418,000 310,000	308,250 418,000 299,150	— 766 2,773	9,822 14,940 14,267

James D. Clarkson President and Chief Operating Officer	2005 2004 2003	450,000 418,000 310,000	308,250 418,000 299,150	— 766 2,648	9,309 12,437 8,676

Mark B. Anderson President—Refrigerated Distribution Division	2005 2004 2003	193,000 185,000 162,663	132,205 185,000 117,448	— 135 400	8,657 8,151 8,105

James G. Mohr Senior Vice President—Supply Chain	2005 2004 2003	208,000 199,789 186,846	103,397 149,841 134,880	— 261 773	8,967 10,217 10,377

(1)	Our parent (M-Foods Holdings, Inc.) issued stock options to certain named executive officers in 2003 and 2004. The 2003 figures also include option grants made by the Predecessor’s parent.
(2)	Reflects the value of contributions made under the retirement savings plan and the value of life insurance premiums paid by us.

Note: All the above amounts exclude any deferred compensation arrangements with our and the Predecessor’s parent company.

None of the named executive officers received stock option grants in 2005. There were no option exercises in 2005.

Employment Agreements

General Provisions. The employment agreement with Gregg A. Ostrander provides for automatic one year renewals beginning with the second anniversary of the closing of the Merger. The Ostrander employment agreement provides that Mr. Ostrander’s employment (i) shall terminate automatically upon his death or disability, (ii) may terminate at the option of the Company with or without cause and (iii) may terminate at the option of Mr. Ostrander for good reason. The Ostrander employment agreement provides that Mr. Ostrander will receive an annual base salary of at least $715,000 and that he will participate in certain bonus arrangements, long-term incentive plans and employee benefit plans of Michael Foods. For 2005, Mr. Ostrander may receive up to 100% of his salary as an incentive bonus under the Michael Foods, Inc. Executive Officers Incentive Plan. Mr. Ostrander is subject to a noncompetition covenant and a nonsolicitation provision.

The employment agreement with John D. Reedy provides for automatic one year renewals beginning with the second anniversary of the closing of the Merger. The Reedy employment agreement provides that Mr. Reedy’s employment (i) shall terminate automatically upon his death or disability, (ii) may terminate at the option of the Company with or without cause and (iii) may terminate at the option of Mr. Reedy for good reason. The Reedy employment agreement provides that Mr. Reedy will receive an annual base salary of at least $400,000 and that he will participate in certain bonus arrangements, long-term incentive plans and employee benefit plans of Michael Foods. For 2005, Mr. Reedy may receive up to 100% of his salary as an incentive bonus under the Michael Foods, Inc. Executive Officers Incentive Plan. Mr. Reedy is subject to a noncompetition covenant and a nonsolicitation provision.

The employment agreement with James D. Clarkson provides for automatic one year renewals beginning with the second anniversary of the closing of the Merger. The Clarkson employment agreement provides that Mr. Clarkson’s employment (i) shall terminate automatically upon his death or disability, (ii) may terminate at the option of the Company with or without cause and (iii) may terminate at the option of Mr. Clarkson for good reason. Mr. Clarkson’s annual base salary will be at least $400,000, and he will participate in certain bonus arrangements, long-term incentive plans and employee benefit plans of Michael Foods. For 2005, Mr. Clarkson may receive up to 100% of his salary as an incentive bonus under the Michael Foods, Inc. Executive Officers Incentive Plan. Mr. Clarkson is subject to a noncompetition covenant and a nonsolicitation provision.

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

Mr. Westphal and Mr. Witmer are not subject to any severance agreement.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Gregg A. Ostrander, Anthony J. DiNovi and Kent R. Weldon. The compensation arrangements for our chief executive officer and each of our executive officers were established pursuant to the terms of the respective employment agreements between us and each executive officer. The terms of the employment agreements were established pursuant to arms-length negotiations between representatives of Thomas H. Lee Partners, L.P. or senior executives and each executive officer. Mr. Ostrander is also our Chief Executive Officer.

No Compensation Committee interlock relationships existed in 2005.

Deferred Compensation Plan

Upon the closing of the Merger, certain members of management became participants in the M-Foods Holdings, Inc. (“Holdings”) 2003 Deferred Compensation Plan. Each participant contributed certain proceeds to the Deferred Compensation Plan. The Deferred Compensation Plan is a nonqualified, unfunded obligation of Holdings. Each participant’s deferred compensation account under the plan will track certain distributions to be made to the Class A Units of Michael Foods Investors, LLC, however, the plan will not hold actual Class A Units of Michael Foods Investors, LLC. Participants in the plan will be entitled to a distribution from their deferred compensation account upon the earlier of (i) a change of control of Holdings (ii) the tenth anniversary of the date of the plan and (iii) upon the exercise of any put or call of the participants Class B Units of Michael Foods Investors, LLC. All payments made under the plan shall be made in cash by Holdings. There were distributions of deferred compensation totaling $13.1 million in 2004 coinciding with the dividends issued by Holdings to Michael Foods Investors LLC.

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

Directors’ fees and travel expense reimbursements in 2005 totaled $146,495.

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

Fifty percent of the then 25,000 option shares initially reserved for issuance under this stock option plan were issued to Messrs. Ostrander, Reedy, Clarkson, Morh and Max Hoffmann (Vice President and Chief Financial Officer for Refrigerated Distribution Division) in 2003. As amended in 2004, the plan provides for a total of 32,277 shares being reserved (including the 25,000 initially reserved). The plan provides that the exercise price is payable (1) in cash, (2) after an initial public offering of Michael Foods’ common stock, through simultaneous sales of underlying shares by brokers or (3) through the exchange of M-Foods Holdings, Inc. securities held by the optionee for longer than six months.

Options vest ratably over a five-year period starting at the Merger date for those grants made in 2003 and for certain grants made in 2004, or the date of grant for other grants. On termination of employment for any reason, all unvested options of the terminated employee are cancelled. Vested options not exercised within 90 days after termination are cancelled, unless such employee is terminated for cause or leaves without good reason, in which case such vested options shall be cancelled upon termination. If employment is terminated for any reason other than for cause or a termination without good reason, M-Foods Holdings will provide a notice setting forth the fair market value of the common stock within 90 days of such termination. In the event of a change in control of M-Foods Holdings, Inc. or Michael Foods Investors, LLC, all options which have not become vested will automatically become vested. The options are subject to other customary restrictions and repurchase rights.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

M-Foods Holdings, Inc. is a corporation owned, in part, by Michael Foods Investors LLC, whose members include affiliates of Thomas H. Lee Partners, L.P. and certain members of our management.

The following table sets forth certain information, as of February 15, 2006, regarding beneficial ownership of Michael Foods Investors, LLC by: (i) each person or entity owning any class of Michael Foods Investors, LLC’s outstanding securities and (ii) each member of Michael Foods Investors, LLC’s management committee (which, with the exception of Charles Weil, is identical to the board of directors of Michael Foods), each of our currently serving named executive officers and all members of the management committee and executive officers as a group. Michael Foods Investors, LLC’s outstanding securities consist of approximately 2,966,818.01 Class A Units, 263,681.99 Class B Units and 330,000 Class C Units. The Class A Units, Class B Units and Class C Units generally have identical rights and preferences, except that the Class C Units are non-voting and have different rights with respect to certain distributions as described in our Form 10-K for the year ended December 31, 2003. To our knowledge, each of these securityholders has sole voting and investment power as to the units shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934.

	Securities Beneficially Owned
Name and Address	Number of Class A Units	Number of Class B Units	Percentage of Class A and B Units	Number of Class C Units	Percentage of Class C Units
Principal Securityholders:
Thomas H. Lee Partners L.P. and affiliates (1)	2,900,000.00	—	89.8%	—	—
Management Committee Members and Executive Officers:
Gregg A. Ostrander (2)(3)	22,806.09	70,916.91	2.9%	84,600	25.6%
John D. Reedy (2)(4)	7,707.96	17,292.04	0.8%	25,000	7.6%
James D. Clarkson (2)(5)	16,206.50	23,653.50	1.2%	35,000	10.6%
James G. Mohr (2)	5,728.70	11,271.30	0.5%	17,000	5.2%
Mark W. Westphal (2)	84.18	1,915.82	0.1%	2,000	0.6%
Mark D. Witmer (2)	13.68	4,986.32	0.2%	5,000	1.5%
Mark B. Anderson (2)	10.95	3,989.05	0.1%	4,000	1.2%
Anthony J. DiNovi (1)	—	—	—	—	—
Kent R. Weldon (1)	—	—	—	—	—
Todd M. Abbrecht (1)	—	—	—	—	—
Charles D. Weil (6)	—	—	—	—	—
Jerome J. Jenko (7)	500.00	—	0.0%	—	—
All management committee members and named executive officers as a group (12 persons)	53,058.06	134,024.94	5.8%	172,600	52.3%

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

(2)	The address for Messrs. Ostrander, Reedy, Clarkson, Mohr, Westphal, Witmer and Anderson is c/o Michael Foods, Inc., 301 Carlson Parkway, Suite 400, Minnetonka, MN 55305.
(3)	In 2004, Mr. Ostrander placed 47,277 Class B units and 56,400 Class C units into irrevocable trusts for two adult children and one minor child. Mr. Ostrander disclaims beneficial ownership of these units.
(4)	In 2003, Mr. Reedy gifted 15,000 Class B units and 15,000 Class C units to his two adult children. In 2004, Mr. Reedy gifted 10,000 Class B units and 10,000 Class C units to his two adult children. Mr. Reedy disclaims beneficial ownership of these units.
(5)	In 2004, Mr. Clarkson gifted 10,140 Class B units and 15,000 Class C units to his four adult children. Mr. Clarkson disclaims beneficial ownership of these units.
(6)	The address for Mr. Weil is c/o M.A. Gedney Company, 2100 Stoughton Ave., Chaska, MN 55318.
(7)	The address for Mr. Jenko is c/o Goldsmith, Agio, Helms and Company, First Bank Place, Suite 4600, 601 Second Avenue South, Minneapolis, MN 55402.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	29,337	$634.38	2,940
Equity compensation plans not approved by security holders	—	—	—

Total	29,337	$634.38	2,940

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

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) was our principal accountant for the years ended December 31, 2005 and 2004. Total fees paid to PricewaterhouseCoopers for audit services rendered during 2004 and 2005 were $376,507 and $326,500, respectively.

Audit-Related Fees

Total fees paid to PricewaterhouseCoopers for audit-related services rendered during 2004 and 2005 were $197,376 and $102,392, respectively, consisting primarily of consultation on matters related to proposed transactions, employee benefit plans, potential acquisitions and accounting consultation.

Tax Fees

Total fees paid to PricewaterhouseCoopers for tax services rendered during 2004 and 2005 were $348,030 and $153,045, respectively, related primarily to tax planning, compliance and consultation.

All Other Fees

There were no fees paid to PricewaterhouseCoopers under this category during 2004 or 2005.

Audit Committee Pre-Approval Policy

Under policies and procedures adopted by the Audit Committee of our Board of Directors, our principal accountant may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, nor may our principal accountant be engaged to provide any other non-audit service unless the Audit Committee or its Chairman pre-approve the engagement of our accountant to provide both audit and permissible non-audit services. If the Chairman pre-approves any engagement or fees, he is to make a report to the full Audit Committee at its next meeting. One hundred percent (100%) of all services provided by our principal accountant in 2005 were pre-approved by the Audit Committee or its Chairman.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements of the Company and the Predecessor, and the related Reports of Independent Registered Public Accounting Firm, are included in this report:

2. Financial Statement Schedules

The following financial statement schedules are included in this report and should be read in conjunction with the financial statements and Report of Independent Registered Public Accounting Firm referred to above:

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

(b) Exhibits and Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated October 10, 2003, by and among M-Foods Investors, LLC, THL Food Products Holdings Co., THL Food Products Co., M-Foods Holdings, Inc. and certain shareholders of M-Foods Holdings, Inc. (1)

2.2	Letter Agreement, Amending Merger Agreement dated October 17, 2003, by and among M-Foods Investors, LLC, THL Food Products Holdings Co., THL Food Products Co. and M-Foods Holdings, Inc. (6)

2.3	Letter Agreement, Amending Merger Agreement dated October 24, 2003, by and among M-Foods Investors, LLC, THL Food Products Holdings Co., THL Food Products Co. and M-Foods Holdings, Inc. (6)

2.4	Letter Agreement, Amending Merger Agreement dated November 17, 2003, by and among M-Foods Investors, LLC, THL Food Products Holdings Co., THL Food Products Co. and M-Foods Holdings, Inc. (6)

3.1	Amended and Restated Certificate of Incorporation of Michael Foods, Inc. (f/k/a M-Foods Holdings, Inc.) (2)

Exhibit No.	Description
3.2	Certificate of Merger of THL Food Products Co. with and into M-Foods Holdings, Inc., dated November 20, 2003 (2)

3.3	Agreement and Plan of Merger, dated November 20, 2003, by and among M-Foods Holdings, Inc. and Michael Foods, Inc. (2)

3.4	Certificate of Merger of Michael Foods, Inc. with and into M-Foods Holdings, Inc., dated November 20, 2003 (2)

3.5	Bylaws of Michael Foods, Inc. (f/k/a M-Foods Holdings, Inc.) (2)

4.1	Indenture, dated March 27, 2001, between Michael Foods Acquisition Corp. and BNY Midwest Trust Company, as trustee (3)

4.2	Supplemental Indenture, dated as of April 10, 2001, by and among Michael Foods, Inc., M-Foods Holdings, Inc., Michael Foods of Delaware, Inc., Northern Star Co., Minnesota Products, Inc., Farm Fresh Foods of Nevada, Inc., Crystal Farms Refrigerated Distribution Company, WFC, Inc., Wisco Farm Cooperative, M. G. Waldbaum Company, Papetti’s Hygrade Egg Products, Inc., Casa Trucking, Inc., Papetti Electroheating Corporation, Kohler Mix Specialties, Inc., Midwest Mix, Inc., Kohler Mix Specialties of Connecticut, Inc. and BNY Midwest Trust Company, as trustee (3)

4.3	Fourth Supplemental Indenture, dated as of October 31, 2003, by and among Michael Foods, Inc. and BNY Midwest Trust Company (2)

4.4	Collateral Pledge and Security Agreement, dated March 27, 2001, between Michael Foods Acquisition Corp., and Banc of America Securities, LLC and Bear, Stearns & Co. and BNY Midwest Trust Company as collateral agent and securities intermediary (3)

4.5	Indenture, dated November 20, 2003, among Michael Foods, Inc., the Guarantors party thereto and Wells Fargo Bank Minnesota, National Association, as trustee (2)

4.6	Registration Rights Agreement, dated November 20, 2003, among Michael Foods, Inc., the Subsidiary Guarantors party thereto and Banc of America Securities LLC, Deutsche Bank Securities Inc. and UBS Securities LLC (2)

10.1	Credit Agreement dated as of November 20, 2003, among THL Food Products Co., as Borrower, THL Food Products Holding Co., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc., as Joint Lead Arrangers and Joint Book Managers, Deutsche Bank Securities Inc. and UBS Securities LLC, as Co-Syndication Agents, and General Electric Capital Corporation and Cooperative Centrale Raiffeisen—Boerenleenbank B.A., “Rabobank International,” New York Branch, as Co-Documentation Agents (2)

10.2	Senior Unsecured Term Loan Agreement dated as of November 20, 2003, among THL Food Products Co., as Borrower, THL Food Products Holding Co., Bank of America, N.A., as Administrative Agent, the lenders party thereto, Bank of America Securities LLC and Deutsche Bank Securities, Inc., as Joint Lead Arrangers and Joint Book Managers, and Deutsche Bank Securities Inc. and UBS Securities LLC, as Co-Syndication Agents (2)

10.3	Employment Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and Gregg A. Ostrander (6)

10.4	Employment Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and John D. Reedy (6)

10.5	Employment Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and James D. Clarkson (6)

Exhibit No.	Description
10.6	Employment Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and James Mohr (6)

10.7	Employment Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and Max R. Hoffmann (6)

10.8	Senior Management Unit Subscription Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and Gregg A. Ostrander (6)

10.9	Senior Management Unit Subscription Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and John D. Reedy (6)

10.10	Senior Management Unit Subscription Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and James D. Clarkson (6)

10.11	Senior Management Unit Subscription Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and James Mohr (6)

10.12	Senior Management Unit Subscription Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and Max R. Hoffmann (6)

10.13	Stock Option Agreement, dated November 20, 2003, between Gregg A. Ostrander and M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.) (6)

10.14	Stock Option Agreement, dated November 20, 2003, between John D. Reedy and M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.) (6)

10.15	Stock Option Agreement, dated November 20, 2003, between James D. Clarkson and M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.) (6)

10.16	Stock Option Agreement, dated November 20, 2003, between James Mohr and M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.) (6)

10.17	Stock Option Agreement, dated November 20, 2003, between Max R. Hoffmann and M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.) (6)

10.18	M-Foods Holdings, Inc. Amended and Restated 2003 Stock Option Plan (9)

10.19	Management Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and THL Managers V, LLC (6)

10.20	Securityholders Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and the other parties thereto (6)

10.21	Amended and Restated Limited Liability Company Agreement of Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC), dated November 20, 2003, between THL-MF Investors, LLC and the other parties thereto (6)

10.22	Subscription and Share Purchase Agreement, dated November 20, 2003, between M-Foods Holdings, Inc. (formerly known as THL Food Products Holding Co.) and Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) (6)

10.23	Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc., as successor to Michael Foods, Inc., a Delaware corporation and A&A Urban Renewal, relating to the lease of a facility located at 100 Trumbull St., Elizabeth, NJ (4)

10.24	Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc., as successor to Michael Foods, Inc., a Delaware corporation, and Papetti Holding Company, et al., relating to the lease of a facility located at 877-879 E. North Ave., Elizabeth, NJ (4)

10.25	Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc., as successor to Michael Foods, Inc., a Delaware corporation, and Papetti Holding Company, relating to the lease of a facility located at 847-855 E. North Ave., Elizabeth, NJ (4)

Exhibit No.	Description
10.26	Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc. as successor to Michael Foods, Inc., a Delaware corporation, and Jersey Pride Urban Renewal, relating to the lease of a facility located at One Papetti Plaza, Elizabeth, NJ (4)

10.27	North Carolina State University Consolidated, Restated and Amended License Agreement, dated June 9, 2000, by and between North Carolina State University and the Company (5)

10.28	Form of Stock Option Agreement pursuant to the M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.) 2003 Stock Option Plan (6)

10.29	M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.) Deferred Compensation Plan, dated November 20, 2003 (6)

10.30	Michael Foods, Inc. Executive Officers Incentive Plan (6)

10.31	Michael Foods, Inc. Senior Management, Officers and Key Employees Incentive Plan (6)

10.32	Amendment No. 1 to the Senior Unsecured Term Loan Agreement dated as of September 17, 2004, among Michael Foods, Inc., M-Foods Holdings, Inc., the banks, financial institutions and other institutional lender parties to the Senior Unsecured Term Loan Agreement and Bank of America, N.A., as administrative agent (7)

10.33	Amendment No. 1 to Credit Agreement dated as of September 17, 2004, among Michael Foods, Inc., M-Foods Holdings, Inc., the banks, financial institutions and other institutional lender parties to Credit Agreement and Bank of America, N.A., as administrative agent (7)

10.34	Amendment No. 2 to Credit Agreement dated as of May 18, 2005, among Michael Foods, Inc., M-Foods Holdings, Inc., the banks, financial institutions and other institutional lender parties to Credit Agreement and Bank of America, N.A., as administrative agent (8)

10.35	Amendment No. 3 to Credit Agreement dated as of November 22, 2005, among Michael Foods, Inc., M-Foods Holdings, Inc., the banks, financial institutions and other institutional lender parties to Credit Agreement and Bank of America, N.A., as administrative agent

12.1	Computation of ratio of earnings to fixed charges

14.1	Business Conduct Policy (9)

21.1	Subsidiaries of Michael Foods, Inc.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

(1)	Incorporated by reference from the Predecessor’s current report on Form 8-K filed with the Commission on October 16, 2003.
(2)	Incorporated by reference from the Company’s Form S-4 Registration Statement (Registration No. 333-112714) filed with the Commission on February 11, 2004.
(3)	Incorporated by reference from Amendment No. 1 to the Predecessor’s Form S-4 Registration Statement (Registration No. 333-63722) filed with the Commission on July 18, 2001.
(4)	Incorporated by reference from the 2001 Predecessor’s current report on Form 8-K filed with the Commission on November 22, 2000.
(5)	Incorporated by reference from the 2001 Predecessor’s quarterly report on Form 10-Q filed with the Commission on November 22, 2000.
(6)	Incorporated by reference from the Company’s report on Form 10-K filed with the Commission on March 30, 2004.
(7)	Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on September 22, 2004.
(8)	Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on May 23, 2005.
(9)	Incorporated by reference from the Company’s report on Form 10-K filed with the Commission on March 29, 2005.

SCHEDULE II

MICHAEL FOODS, INC. AND SUBSIDIARIES

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for Doubtful Accounts
PREDECESSOR
For the Eleven Months ended November 30, 2003	$3,110	$1,311	$1,388	$3,033
COMPANY
For the One Month ended December 31, 2003	$3,033	$18	$76	$2,975
For the Year ended December 31, 2004	$2,975	$2,590	$883	$4,682
For the Year ended December 31, 2005	$4,682	$0	$358	$4,324

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

MICHAEL FOODS, INC.

Date: March 23, 2006	By:	/s/ GREGG A. OSTRANDER
Gregg A. Ostrander (Chairman and Chief Executive Officer)

Date: March 23, 2006	By:	/s/ JOHN D. REEDY
John D. Reedy (Executive Vice President, Chief Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ TODD M. ABBRECHT Todd M. Abbrecht	March 23, 2006
(Director)

/s/ ANTHONY J. DINOVI Anthony J. DiNovi	March 23, 2006
(Director)

/s/ JEROME J. JENKO Jerome J. Jenko	March 23, 2006
(Director)

/s/ CHARLES D. WEIL Charles D. Weil	March 23, 2006
(Director)

/s/ KENT R. WELDON Kent R. Weldon	March 23, 2006
(Director)

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder

of Michael Foods, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Michael Foods, Inc. and its subsidiaries (the Company), a wholly owned subsidiary of M-Foods Holdings, Inc., at December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and for the period from December 1, 2003 through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Minneapolis, MN

March 4, 2006

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder

of Michael Foods, Inc.:

In our opinion, the accompanying consolidated financial statements of Michael Foods, Inc. and its subsidiaries (the Predecessor), a wholly owned subsidiary of M-Foods Holdings, Inc., listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the results of their operations and their cash flows for the period from January 1, 2003 through November 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Predecessor’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 25, 2004

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash and equivalents	$42,179	$31,816
Accounts receivable, less allowances	103,108	101,552
Inventories	97,879	91,044
Prepaid expenses and other	8,703	7,492

Total current assets	251,869	231,904

PROPERTY, PLANT AND EQUIPMENT
Land	4,044	4,044
Buildings and improvements	114,793	112,856
Machinery and equipment	277,856	238,888

	396,693	355,788
Less accumulated depreciation	109,406	55,227

	287,287	300,561
OTHER ASSETS
Goodwill	521,435	525,035
Intangible assets, net	232,233	246,794
Other assets	40,752	37,261

	794,420	809,090

	$1,333,576	$1,341,555

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$3,484	$651
Accounts payable	69,475	65,725
Accrued liabilities
Compensation	18,006	21,761
Customer programs	43,750	40,062
Interest	2,632	5,144
Other	34,599	38,017

Total current liabilities	171,946	171,360
LONG-TERM DEBT, less current maturities	706,239	750,132
DEFERRED INCOME TAXES	136,328	148,590
DEFERRED COMPENSATION	15,048	14,080
SHAREHOLDER’S EQUITY
Common stock, $0.01 par value, 3,000 shares authorized, issued and outstanding in 2005 and 2004	—	—
Additional paid-in capital	254,617	254,617
Retained earnings	45,610	6,751
Accumulated other comprehensive income (loss)	3,788	(3,975)

	304,015	257,393

	$1,333,576	$1,341,555

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	COMPANY			PREDECESSOR
	YEAR ENDED DECEMBER 31, 2005	YEAR ENDED DECEMBER 31, 2004	ONE MONTH ENDED DECEMBER 31, 2003	ELEVEN MONTHS ENDED NOVEMBER 30, 2003
Net sales	$1,242,498	$1,313,504	$140,806	$1,184,357
Cost of sales	1,005,418	1,077,126	121,442	973,004

Gross profit	237,080	236,378	19,364	211,353
Selling, general and administrative expenses	131,288	138,258	14,676	106,339
Transaction expenses	—	340	7,121	15,377

Operating profit (loss)	105,792	97,780	(2,433)	89,637
Interest expense, net	47,119	43,285	4,932	41,670
Loss on early extinguishment of debt	5,548	—	—	61,226
Loss on Dairy disposition	—	—	—	16,288

Earnings (loss) before income taxes	53,125	54,495	(7,365)	(29,547)
Income tax expense (benefit)	14,266	20,981	(2,836)	(11,397)

Net earnings (loss)	$38,859	$33,514	$(4,529)	$(18,150)

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(in thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity
Predecessor

Balance at January 1, 2003	1	$—	$147,498	$39,476	$(7,648)	$179,326
Additional capital invested by parent	—	—	84,419	—	—	84,419
Dairy dividend	—	—	—	(2,351)	—	(2,351)
Net loss	—	—	—	(18,150)	—
Foreign currency translation adjustment income	—	—	—	—	3,653
Interest rate swap	—	—	—	—	6,590
Futures gain	—	—	—	—	2,897
Comprehensive loss	—	—	—	—	—	(5,010)

Balance at November 30, 2003	1	$—	$231,917	$18,975	$5,492	$256,384

Company

Balance at November 30, 2003	1	$—	$231,917	$18,975	$5,492	$256,384
Merger with M-Foods Holdings, Inc.	(1)	—	(231,917)	(18,975)	(5,492)	(256,384)
Proceeds from issuance of common stock, $0.01 par	3	—	292,859	—	—	292,859
Deemed dividend to continuing shareholders	—	—	(3,551)	—	—	(3,551)
Net loss	—	—	—	(4,529)	—
Foreign currency translation adjustment income	—	—	—	—	329
Futures gain	—	—	—	—	2,430
Comprehensive loss	—	—	—	—	—	(1,770)

Balance at December 31, 2003	3	—	289,308	(4,529)	2,759	287,538

Additional capital invested by parent	—	—	13,159	—	—	13,159
Dividend to parent	—	—	(47,850)	(22,234)	—	(70,084)
Net earnings	—	—	—	33,514	—
Interest rate cap	—	—	—	—	(623)
Foreign currency translation adjustment income	—	—	—	—	2,486
Futures loss	—	—	—	—	(8,597)
Comprehensive income	—	—	—	—	—	26,780

Balance at December 31, 2004	3	—	254,617	6,751	(3,975)	257,393

Net earnings	—	—	—	38,859	—
Interest rate cap	—	—	—	—	64
Foreign currency translation adjustment income	—	—	—	—	590
Futures gain	—	—	—	—	7,109
Comprehensive income	—	—	—	—	—	46,622

Balance at December 31, 2005	3	$—	$254,617	$45,610	$3,788	$304,015

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	COMPANY			PREDECESSOR
	YEAR ENDED DECEMBER 31, 2005	YEAR ENDED DECEMBER 31, 2004	ONE MONTH ENDED DECEMBER 31, 2003	ELEVEN MONTHS ENDED NOVEMBER 30, 2003
Cash flows from operating activities:
Net earnings (loss)	$38,859	$33,514	$(4,529)	$(18,150)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	54,531	51,299	4,003	48,804
Amortization of intangibles	15,561	15,558	1,300	389
Amortization of deferred financing costs	1,993	2,046	170	3,816
Write-off of assets related to Dairy disposition	—	—	—	2,417
Write-off deferred financing costs	4,134	—	—	10,913
Deferred income taxes	(12,259)	(2,706)	(2,876)	(11,596)
Preferred return on deferred compensation	968	1,771	232	1,678
Bad debt expense	—	2,590	18	1,311
Changes in operating assets and liabilities:
Accounts receivable	(1,348)	5,430	10,945	(30,964)
Inventories	(6,678)	6,198	1,509	(3,712)
Prepaid expenses and other	6,633	17,484	(1,461)	2,961
Accounts payable	3,532	(5,904)	13,475	872
Accrued liabilities	(1,524)	7,476	7,750	68,227
Deferred compensation	—	(13,109)	—	—

Net cash provided by operating activities	104,402	121,647	30,536	76,966

Cash flows from investing activities:
Capital expenditures	(40,690)	(37,695)	(3,691)	(26,281)
Business acquisitions	—	—	(720,568)	—
Dairy disposition	—	—	—	49,710
Other assets	(817)	1,314	597	2,929

Net cash (used in) provided by investing activities	(41,507)	(36,381)	(723,662)	26,358

Cash flows from financing activities:
Payments on revolving line of credit	—	(5,500)	—	(34,064)
Proceeds from revolving line of credit	—	5,500	—	34,064
Payments on long-term debt	(140,372)	(41,483)	(297,972)	(206,137)
Proceeds from long-term debt	88,188	—	780,000	—
Proceeds from issuance of common stock	—	—	290,907	—
Additional capital invested by parent	—	13,159	—	84,419
Deferred financing costs	(378)	(824)	(34,206)	—
Dividends	—	(70,084)	—	(2,351)

Net cash (used in) provided by financing activities	(52,562)	(99,232)	738,729	(124,069)
Effect of exchange rate changes on cash	30	188	(9)	173

Net increase (decrease) in cash and equivalents	10,363	(13,778)	45,594	(20,572)
Cash and equivalents at beginning of period	31,816	45,594	—	20,572

Cash and equivalents at end of period	$42,179	$31,816	$45,594	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$47,693	$39,166	$3,751	$43,280
Income taxes	30,387	10,228	66	12,859

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

The following unaudited pro forma financial information reflects our consolidated results of operations, as if the acquisition had taken place on January 1, 2003 (in thousands).

2003
Pro forma net sales	$1,039,690
Pro forma net income	34,955

The most significant of the pro forma adjustments reflected in the above amounts were to record the incremental interest on the additional debt incurred in connection with the Merger, to record additional depreciation and amortization expense resulting from the fair value adjustments made to property, plant and equipment and intangible assets, and to remove the Dairy Products Division, which was not acquired per the Merger (see Note I). The pro forma financial information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been obtained had the transaction actually taken place at the beginning of the periods presented.

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

Year end December 31, 2005, contained a fifty-two week period ended December 31, 2005.

Year end December 31, 2004, contained a fifty-two week period ended January 1, 2005

One month ended December 31, 2003, contained a six-week period ended January 3, 2004.

Eleven months ended November 30, 2003, contained a forty-seven week period ended November 22, 2003.

Basis of Presentation

The accompanying consolidated financial statements for the eleven months ended November 30, 2003 have been taken from the historical books and records of the Predecessor.

The Company’s financial statements have been presented on a comparative basis with the Predecessor’s historical operating unit financial statements, prior to the 2003 Merger. Different bases of accounting have been used to prepare the Company and the Predecessor financial statements. The primary differences relate to depreciation and amortization of property, plant and equipment and other intangible assets recorded at fair value at the date of acquisition.

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

Cash and Equivalents

We consider all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. Substantially all of our cash and equivalents are with one bank. At times, bank deposits may be in excess of federally insured limits.

Accounts Receivable

We grant credit to our customers in the normal course of business, but generally do not require collateral or any other security to support amounts due. Management performs on-going credit evaluations of customers. We maintain an allowance for potential credit losses based on historical write-off experience which, when realized, have been within management’s expectations. The allowance was $4,324,000 and $4,682,000 at December 31, 2005 and 2004.

Inventories

Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful lives of generally one to two years.

Inventories consisted of the following at December 31(in thousands):

	2005	2004
Raw materials and supplies	$17,752	$13,661
Work in process and finished goods	57,961	54,222
Flocks	22,166	23,161

	$97,879	$91,044

Accounting for Hedge Activities

Certain of our operating segments hold derivative instruments, such as corn, soybean meal, cheese and fuel futures that we believe provide an economic hedge of future transactions and are designated as cash flow hedges. As the commodities being hedged are either grain ingredients fed to our flocks, raw materials or production inputs, the changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of these items. In 2004, we entered into a 6% interest cap arrangement that corresponds with the interest payment terms on $210 million borrowed under the variable portion of our credit agreement for a one-year period starting in November 2004, then declining to $180 million for one year starting in November 2005. The amount of hedge ineffectiveness was immaterial for 2005, 2004 and 2003.

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

We do not trade or use instruments with the objective of earning financial gains on the commodity price, nor do we use instruments where there are not underlying exposures. All derivatives are recognized at their fair value. The fair values at December 31, 2005 resulted in an asset of approximately $2,174,000 included in other current assets and a liability of $1,080,000 included in other current liabilities. Gains and losses on futures contracts are deferred as a component of Accumulated Other Comprehensive Gain or (Loss) (“AOCG” or “ACOL”) in the equity section of our balance sheet and a corresponding amount is recorded in other current assets or liabilities, as appropriate. The amounts deferred are subsequently recognized in cost of sales when the associated products are sold. The cost or benefit of contracts closed prior to the execution of the underlying purchase is deferred until the anticipated purchase occurs. As a result of the volatility of the markets, deferred gains and losses in AOCG or AOCL may fluctuate until the related contract is closed.

We document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, we assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. If it is determined that a derivative ceases to be a highly effective hedge, the derivative expires or is sold, terminated or exercised or the forecasted transaction being hedged will no longer occur, we will discontinue hedge accounting, and any gains or losses on the derivative instrument will be recognized in earnings during the period in which it no longer qualifies as a hedge. The amount of ineffectiveness, included in cost of sales, was immaterial for 2005, 2004 and 2003.

Property, Plant and Equipment

Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on the straight-line basis. Estimated service lives range from 10-40 years for buildings and improvements and 3-15 years for machinery and equipment.

The Company capitalized $461,000 and $168,000 of interest relating to the construction and installation of property, plant and equipment during the years ended December 31, 2005 and 2004, respectively. No interest was capitalized by the Company for the one month ended December 31, 2003. The Predecessor capitalized interest costs relating to the construction and installation of property, plant and equipment of $32,000 for the eleven months ended November 30, 2003.

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

Other Intangibles

We recognize an acquired intangible asset apart from goodwill whenever the asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. An intangible asset other than goodwill is amortized over its estimated useful life unless that life is determined to be indefinite. Impairment losses are recognized if the carrying amount of an intangible asset subject to amortization is not recoverable from expected future cash flows, and its carrying amount exceeds its fair value. The reduction of $3,600,000 in the carrying amount of goodwill is due to resolution of certain tax contingencies recorded at the date of the merger.

Each segment’s share of goodwill as of December 31, (in thousands):

	2005	2004
Egg Products	$428,940	$431,891
Refrigerated Distribution	32,290	32,507
Potato Products	60,205	60,637

	$521,435	$525,035

Our intangible assets as of December 31, (in thousands):

	2005	2004
Amortized intangible assets (principally customer relationships)	$230,615	$230,615
Accumulated amortization	(32,407)	(16,846)

	198,208	213,769
Unamortized intangible assets (trademarks)	34,025	33,025

	$232,233	$246,794

The aggregate amortization expense for the years ended December 31, 2005 and 2004 and the one month ended December 31, 2003 was $15,561,000, $15,558,000 and $1,300,000, respectively. The Predecessor had aggregate amortization expense for the eleven months ended November 30, 2003 of approximately $389,000. The estimated amortization expense for the years ended December 31, 2006 through December 31, 2010 is as follows (in thousands):

2006	$15,554
2007	15,328
2008	15,328
2009	15,328
2010	15,328

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

Deferred Financing Costs

Deferred financing costs are included in other assets and are being amortized using the interest method over the lives of the respective debt agreements. Our deferred financing costs as of December 31, 2005 and 2004 are as follows (in thousands)

	2005	2004
Deferred financing costs	$35,407	$35,030
Accumulated amortization	(4,209)	(2,216)
2005 debt extinguishment	(4,134)	—

	$27,064	$32,814

Foreign Joint Ventures and Currency Translation

We have invested in foreign joint ventures in Europe and Canada related to our Egg Products Division. The European joint venture investment is accounted for using the equity method of accounting. The financial statements for this entity are measured in their local currency and then translated into U.S. dollars. The balance sheet accounts are translated using the current exchange rate at the balance sheet date and the operating results are translated using the average rates prevailing throughout the reporting period. Accumulated translation gains or losses are recorded in AOCG or AOCL and are included as a component of comprehensive income (loss). We own 67% of the Canadian joint venture and, therefore, its financial statements are included in our consolidated financial statements. The financial statements of the Canadian joint venture are translated using the same methodology as used for the European joint venture with the accumulated translation gains or losses being recorded in AOCG or AOCL and are included as a component of comprehensive income (loss).

In March 2003, Belovo S.A., our egg products joint venture company in Belgium, of which we own 35.63%, notified the Belgian governmental health authorities of a potential processed egg powder contamination issue. Following the notification, production ceased for a month and the egg powders were recalled. The Belgian health authority placed the egg powder in quarantine. As of December 31, 2005, all of the inventory that had been quarantined has been released and has been sold. Belovo is pursuing a settlement with its insurance company regarding claims from customers for returned product. Belovo’s 2003 financial statements included provisions to cover approximately $5 million of identified risks from the contamination matter. We recorded other expenses of $1.2 million related to this matter in mid-year 2004. The final loss related to this matter has not yet been determined. Belovo’s sales decreased for the nine months ended September 30, 2005 by $4.9 million, or 16%, to $25.9 million, compared to $30.8 million in the same period of 2004. Our investment in Belovo was approximately $2.9 million as of December 31, 2005.

Revenue Recognition

Sales are recognized when goods are received by the customer and are recorded net of estimated customer programs and returns.

Stock-Based Compensation

We measure compensation expense for our stock-based compensation plan using the intrinsic value method. Accordingly, compensation cost for the stock options granted to employees is measured as the excess, if any, of the value of Holdings stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for the Holdings stock option plan been determined based on the fair value at the grant date for awards during the years ended December 31, 2005 and 2004 and for the one month period ended December 31, 2003, our net earnings (loss) would have changed to the pro forma amounts indicated below (in thousands):

	Year Ended December 31, 2005	Year Ended December 31, 2004	One Month Ended December 31, 2003
Net earnings (loss) as reported	$38,859	$33,514	$(4,529)
Total stock-based employee compensation expense under fair value-based method	(638)	(495)	(40)

Pro forma net earnings (loss)	$38,221	$33,019	$(4,569)

Note H to the financial statements contains the significant assumptions used in determining the underlying fair value of options.

Advertising

Advertising costs are expensed as incurred. Our advertising expense for the years ended December 31, 2005 and 2004 and the one month ended December 31, 2003 was $12,083,000, $9,617,000 and $737,000, respectively. The Predecessor’s advertising expense was $8,428,000 for the eleven months ended November 30, 2003.

Income Taxes

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax bases of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not expected to be realized. We are included in a consolidated federal income tax return with our Parent. State income taxes are generally filed on either a combined or separate company basis.

Fair Value of Financial Instruments

We consider that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and notes payable, approximates fair value. Interest on our senior credit facility and senior unsecured term loan is payable at rates which approximate fair value. The fair value of the senior notes, based on the quoted market price for the same or similar issues of debt, would be approximately $150,050,000.

Comprehensive Income (Loss)

Total comprehensive income (loss) is disclosed in the consolidated statements of shareholder’s equity and included in net earnings (loss) and other comprehensive income (loss), which is comprised of unrealized gains (losses) on cash flow hedges and foreign currency translation adjustments.

The components of and changes in accumulated other comprehensive income (loss), net of taxes, were as follows (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Interest Rate Cap	Total AOCG/AOCL
Balance at November 30, 2003	$1,687	$3,804	$—	$5,491

Merger with M-Foods Holdings, Inc.	(1,687)	(3,804)	—	(5,491)
Foreign currency translation adjustment	—	329	—	329
Change due to cash flow hedges	2,430	—	—	2,430

Balance at December 31, 2003	2,430	329		2,759

Foreign currency translation adjustment	—	2,486	—	2,486
Change due to cash flow hedges	(8,597)	—	—	(8,597)
Interest rate cap	—	—	(623)	(623)

Balance at December 31, 2004	(6,167)	2,815	(623)	(3,975)

Foreign currency translation adjustment	—	590	—	590
Change due to cash flow hedges	7,109	—	—	7,109
Interest rate cap	—	—	64	64

Balance at December 31, 2005	$942	$3,405	$(559)	$3,788

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs—An amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement, required effective January 1, 2006, will not effect our financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of Accounting Principals Board (“APB”) Opinion No. 29.” This statement amends APB Opinion No.29 and is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement, required effective July 1, 2005, had no effect on our financial condition or results of operations.

On December 16, 2004, the FASB issued SFAS 123(R), “Share Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. SFAS No. 123(R) is effective for non-public entities, as defined, on or after January 1, 2006. Non-public entities that used the minimum value method of measuring equity share options for proforma disclosure purposes under Statement 123 shall apply this statement prospectively to new awards and continue to account for any portion of awards outstanding at the effective date using the accounting principles originally applied to those awards. For new awards granted, compensation expense will be recorded over the vesting period base on the fair value of the awards granted. We assessed the impact to our consolidated results of operations of adopting SFAS No. 123(R), and we expect an immaterial impact.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” (SFAS 154) which replaces APB Opinion No. 20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect that adoption of this statement will have a material impact.

The FASB has proposed SFAS 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155) which would amend SFAS 133 “Accounting for Derivative Instruments and Hedging Activities and SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 provides accounting for certain derivatives embedded in other financial instruments. This SFAS would be effective for all financial instruments acquired, issued or subject to a remeasurement event occurring for fiscal years beginning after September 15, 2006. We do not believe it will have a material impact on the Company.

NOTE C—DEBT

Long-term debt consisted of the following on December 31, (in thousands):

	2005	2004
Revolving lines of credit	$—	$—
Senior term loan	540,000	455,050
Senior unsecured term loan	—	135,000
Senior subordinated notes payable	150,050	150,050
Other	19,673	10,683

	709,723	750,783
Less current maturities	3,484	651

	$706,239	$750,132

Concurrent with the Merger, we entered into a new senior credit agreement, which consisted of a $100,000,000 revolving credit facility and $495,000,000 senior term loan. The revolving credit facility is due November 2009 and the senior term loan is due in November 2010. As amended in 2005, the credit agreement now provides $640,000,000. Our senior credit facility bears interest at a floating base rate plus an applicable margin, as defined in the agreement (effective rate of 6.7% at December 31, 2005). In addition, we issued $150,000,000 of 8.0% senior subordinated notes due April 2013 in connection with the Merger, which are subordinated to the senior credit agreement. We also issued a $135,000,000 senior unsecured term loan that was due in November 2011. All available funds from the senior unsecured term loan agreement were borrowed at the time of the Merger, but were repaid in November 2005, at which time the senior unsecured term loan was terminated. In conjunction with the repayment of the senior unsecured term loan we incurred a $1,350,000 prepayment penalty and wrote-off $4,134,000 of debt financing costs, which along with other costs were included in the $5,548,000 charged against the statement of operations. At December 31, 2005, approximately $6,661,000 was used under the revolving line of credit for letters of credit.

The revolving credit facility and senior term loan are collateralized by substantially all of our assets. The revolving credit loan, the term loan, and senior subordinated notes contain restrictive covenants, including restrictions on dividends and distributions to shareholders and unit holders, a maximum leverage ratio, and a minimum interest coverage ratio, in addition to limitations on additional indebtedness and liens. Covenants related to operating performance are primarily based on earnings before income taxes, interest expense and depreciation and amortization expense. Our failure to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on our results of operations, financial position and cash flow. In general, the debt covenants limit our discretion in the operation of our businesses. We were in compliance with all of the covenants in the credit agreement and the indenture as of December 31, 2005. In addition, the revolving credit and term loan agreements include guarantees by substantially all of our domestic subsidiaries. The fair value of our long-term debt at December 31, 2005 approximated the carrying value.

In conjunction with the Merger, the Predecessor paid-off its debt outstanding as of November 20, 2003. Included in the debt outstanding were $98,000,000 of term loans and $200,000,000 of subordinated notes. In connection with the early extinguishment of the debt the Predecessor recorded a loss of approximately $61,000,000, including a prepayment penalty of approximately $51,000,000, the write-off of deferred financing costs of $7,600,000, and the loss on the termination of the interest rate swaps of $2,400,000.

On September 30, 2005, a $10,250,000 bond financing was completed by the City of Wakefield, Nebraska at an annual interest rate of 7.6%, with such proceeds to be used for the construction of a wastewater treatment facility. We have guaranteed the principal and interest payments related to these bonds, which mature September 15, 2017. These bonds were recorded as long-term debt on our balance sheet in accordance with current accounting literature, FASB Interpretation No. 45.

Aggregate maturities of the Company’s long-term debt are as follows (in thousands):

Years Ending December 31,
2006	$3,484
2007	6,559
2008	6,978
2009	7,104
2010	522,956
Thereafter	162,642

$709,723

The components of net interest expense are as follows (in thousands):

	COMPANY			PREDECESSOR
	YEAR ENDED DECEMBER 31, 2005	YEAR ENDED DECEMBER 31, 2004	ONE MONTH ENDED DECEMBER 31, 2003	ELEVEN MONTHS ENDED NOVEMBER 30, 2003
Interest expense	$48,852	$44,189	$4,952	$41,904
Capitalized interest	(461)	(168)	—	(32)
Interest income	(1,272)	(736)	(20)	(202)

Interest expense, net	$47,119	$43,285	$4,932	$41,670

NOTE D—INCOME TAXES

The Merger was accomplished through a cash-for-stock transaction. As a result, the basis of our assets and liabilities did not change for income tax reporting purposes. Goodwill arising through the Merger is not deductible for tax purposes.

Income tax expense (benefit) consists of the following (in thousands):

	COMPANY			PREDECESSOR
	YEAR ENDED DECEMBER 31, 2005	YEAR ENDED DECEMBER 31, 2004	ONE MONTH ENDED DECEMBER 31, 2003	ELEVEN MONTHS ENDED NOVEMBER 30, 2003
Current:
Federal	$28,621	$16,020	$—	$—
State	2,264	2,412	40	199

	30,885	18,432	40	199

Deferred:
Federal	(13,548)	2,318	(2,614)	(10,546)
Foreign	(2,109)	—	—	—
State	(962)	231	(262)	(1,050)

	(16,619)	2,549	(2,876)	(11,596)

	$14,266	$20,981	$(2,836)	$(11,397)

The components of the net deferred tax liability associated with the cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes follows at December 31, (in thousands):

	2005	2004
Depreciation	$56,118	$68,215
Flock inventories	5,684	6,128
Trademarks and licenses	11,523	11,788
Net operating loss carryforwards	(2,636)	(668)
Customer relationships	74,243	81,354
Other	(8,604)	(18,227)

	$136,328	$148,590

The following is a reconciliation of the federal statutory income tax rate to the consolidated effective tax rate:

	COMPANY			PREDECESSOR
	YEAR ENDED DECEMBER 31, 2005	YEAR ENDED DECEMBER 31, 2004	ONE MONTH ENDED DECEMBER 31, 2003	ELEVEN MONTHS ENDED NOVEMBER 30, 2003
Federal statutory rate	35.0%	35.0%	(35.0)%	(35.0)%
State taxes, net of federal impact	1.6	3.5	(3.5)	(3.9)
Qualified production activities deduction	(1.5)	—	—	—
Tax benefit from change in tax rate on cumulative temporary differences	(7.5)	—	—	—
Other	(0.7)	—	—	0.4

	26.9%	38.5%	(38.5)%	(38.5)%

The American Jobs Creation Act of 2004 created a new tax deduction equal to the applicable percentage of the qualified production activities income for tax years beginning after December 31, 2004. The applicable percentage for 2005 and 2006 is 3%, for 2007, 2008 and 2009 the rate is at 6%, and 9% thereafter.

The tax rate used to calculate the tax expense or benefit on the cumulative temporary differences between the tax bases of the assets and liabilities and their carrying amounts for financial reporting purposes was reduced in 2005. This reduction was due to a change in the state tax rate as determined in the fourth quarter of 2005.

We have foreign net operating loss carry-forwards of approximately $7,000,000 which begin to expire in 2009.

NOTE E—EMPLOYEE RETIREMENT PLAN

Employees who meet certain service requirements are eligible to participate in a defined contribution retirement plan. We match up to 4% of each participant’s eligible compensation. Our matching contributions for the years ended December 31, 2005 and 2004 and for one month ended December 31, 2003 were $2,932,000, $2,454,000 and $281,000, respectively. The Predecessor’s contributions were $2,495,000 for eleven months ended November 30, 2003.

We also contribute to one union retirement plan which totaled $31,000, $44,000 and $4,800 for the years ended December 31, 2005 and 2004 and for the one month ended December 31, 2003. The Predecessor contributed funds to two union retirement plans which totaled $209,000 for the eleven months ended November 30, 2003.

NOTE F—RELATED PARTY TRANSACTIONS

Pursuant to a management agreement with THL Managers V, LLC, an affiliate of Thomas H. Lee Partners, L.P., we pay them an annual fee of $1,500,000 or 1.0% of consolidated earnings before interest, taxes, depreciation and amortization, whichever is greater. The management fee for the year ended December 31, 2005 was $1,805,850, of which $1,729,400 was paid in 2005. The management fee for the year ended December 31, 2004 was $1,729,400, of which $1,500,000 was paid in 2004 and the balance paid in 2005. We paid a management fee of $171,000 for the one month ended December 31, 2003. We also paid THL Managers V, LLC $15 million upon closing of the Merger.

The Predecessor had a similar management agreement with Vestar and Goldner Hawn Johnson and Morrison, whereby the Predecessor paid them a combined annual fee of $1,000,000 or .75% of consolidated earnings before interest, taxes, depreciation and amortization, whichever was greater. The management fee for the eleven months ended November 30, 2003 was approximately $1,141,000. The Predecessor also paid them $3 million in aggregate upon closing of the Merger.

NOTE G—COMMITMENTS AND CONTINGENCIES

Lease Commitments

Our corporate offices and several of our manufacturing facilities are leased under operating leases expiring at various times through February 2017. The leases provide that real estate taxes, insurance, and maintenance expenses are our obligations. In addition, we lease some of our transportation and manufacturing equipment under operating leases.

Rent expense, including real estate taxes and maintenance expenses, was approximately $6,380,000, $6,663,000 and $754,000 for the years ended December 31, 2005 and 2004 and the one month ended December 31, 2003, respectively. The Predecessor had rent expense of $8,285,000 for the eleven months ended November 30, 2003.

The following is a schedule of minimum rental commitments for base rent for the years ending December 31 (in thousands):

2006	$4,363
2007	4,574
2008	4,719
2009	4,748
2010	4,197
Thereafter	9,687

$32,288

Debt Guarantees

We have guaranteed the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of several municipalities where we have manufacturing facilities. The repayment of these bonds is funded through the wastewater treatment charges paid by us. However, should those charges not be sufficient to pay the bond payments as they become due, we have agreed to pay any shortfall. The remaining principal balance of these bonds at December 31, 2005 was approximately $16,100,000.

Potato Procurement Contracts

We have contracts to purchase potatoes which expire in 2007 and which will supply approximately 80% of the Potato Products Division’s raw potato needs in 2006 and 24% in 2007. One potato supplier is expected to provide more than 10% of our 2006 potato requirements.

Cheese Purchase Commitments

We have forward buy contracts to purchase approximately $30 million of cheese in 2006, which supply approximately 26% of our estimated 2006 requirements.

Egg Procurement Contracts

We maintain egg procurement contracts with numerous cooperatives and egg producers throughout the Midwestern and Eastern United States and Canada, which supply approximately 60% of our egg requirements. Most of these contracts vary in length from 18 to 120 months with prices primarily indexed to grain or Urner Barry market indices. One egg supplier provides more than 10% of our egg requirements. Based upon the best estimates available to us for grain and egg prices, we project our purchases from our top five long-term contracted egg suppliers will approximate $146 million in 2006, $150 million in 2007, $112 million in 2008, $99 million in 2009, and $80 million in 2010, and that the 2006 amount will account for approximately 35% of our total egg purchases this year.

Fuel Commitments

We hedge some of our natural gas requirements for producing our products by fixing the price for a portion of our natural gas usage. At December 31, 2005, the fair market value of such fixed price purchases was approximately $1.6 million. These monthly purchases have been made for February and March 2006 and cover approximately 50% of our estimated usage requirements during that period, or approximately 10% of our annual needs.

We partially mitigate the risk of variability of our transportation-related fuel costs through the use of home heating oil futures contracts from time to time. At December 31, 2005, the fair market value of such fixed price purchases was approximately $5.8 million. These monthly purchases are for February – December 2006 and cover approximately 52% of our estimated usage requirements during that period.

Deferred Compensation Plan

M-Foods Holdings, Inc. (“Holdings”) sponsors a 2003 Deferred Compensation Plan (“Plan”) covering certain members of management of the Company. Under terms of the Plan certain members of management were allowed to roll-over approximately $25,181,000 of option and bonus value from the Predecessor and its parent into Holdings. The Plan is nonqualified and unfunded. Each participant’s deferred compensation account under the Plan will accrue an annual 8% return. Participants in the Plan will be entitled to a distribution from their deferred compensation account upon the earlier of (i) a change in control of Holdings (ii) the tenth anniversary of the date of the Plan and (iii) upon the termination or death of a participant. We recorded approximately $968,000, $1,771,000 and $232,000 of preferred return on the deferred compensation for the years ended December 31, 2005 and 2004 and for the one month ended December 31, 2003, respectively and the Predecessor recorded $1,678,000 for the eleven months ended November 30, 2003. There were 2004 distributions of deferred compensation totaling $13.1 million coinciding with the dividends issued by Holdings to Investors.

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

Litigation related to the infringement of these patents has been settled with three parties, one in 2000 and two in early 2004. A sublicense has been issued to each of the infringing parties, granting them the right to manufacture and distribute extended shelf-life liquid whole egg products subject to a royalty payable to us on all future product sales. In connection with each of these settlements, lump sum payments of $2.0 million were received in 2004 to cover the past production and sale of such products and other matters related to the infringements. Long-standing litigation related to the suspected infringement of the product and process patents by Sunny Fresh Foods, Inc., a subsidiary of Cargill, Inc., has concluded. Following a jury verdict of non-infringement in 2003 an appeal was filed and argued in front of the Federal Court of Appeals in December 2004. On April 15, 2005, we were notified that the Federal Court of Appeals rejected our appeal of the jury verdict of non-infringement of the patented extended shelf-life liquid egg technology.

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

In May of 2004, the U.S. Environmental Protection Agency (“EPA”) issued “Findings of Violation and Order for Compliance” to the Company in connection with our discharge of wastewater to the municipal treatment facility in Wakefield, Nebraska. EPA ordered us to identify interim measures and a long-term proposal for addressing the issues that it had identified. In June 2004, we provided EPA with a proposal for improving the Wakefield facility’s performance and compliance. Concurrently, and in connection with the same matter, the Nebraska Department of Environmental Quality (“NDEQ”) issued two enforcement documents, a Notice of Violation (“NOV”) and a Complaint and Notice for Opportunity for Hearing. We responded to the NOV in August of 2004 and we entered into an Administrative Consent Order with NDEQ in response to the Complaint and Notice for Opportunity for Hearing. In early 2006 the United States Department of Justice notified us and the City of Wakefield that it seeks civil penalties and injunctive relief for the various alleged violations and complaints noted above and other issues. A meeting with the Department of Justice, EPA, NDEQ and the Nebraska attorney general was held in March 2006. Settlement negotiations are ongoing.

NOTE H—SHAREHOLDER’S EQUITY

Common Stock

At December 31, 2005 and 2004, the Company had authorized, issued and outstanding common stock of 3,000 shares with a $.01 par value. All common shares were issued to M-Foods Holdings, Inc., a wholly owned subsidiary of Michael Foods Investors, LLC, in connection with the Merger.

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

Stock option activity with respect to the Plan is as follows:

	2005	2004	2003
Outstanding at January 1	28,955	21,551	—
Granted	700	7,454	21,551
Exercised	—	—	—
Cancelled	(318)	(50)	—

Outstanding at December 31	29,337	28,955	21,551

Exercisable at December 31	11,526	5,811	—

Weighted-Average Exercise Price Per Share
Granted	$957.36	$626.99	$626.99
Exercised	—	—	—
Canceled	664.70	626.99	—

At December 31,
Outstanding	634.38	626.99	626.99
Exercisable	626.99	626.99	—

The weighted-average grant-date fair value of options granted under the Plan was $609.96 in 2005, $420.64 in 2004 and $403.35 in 2003. The weighted-average grant-date fair value of options under the Plan was determined by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:

	December 31, 2005	December 31, 2004	December 31, 2003
Risk-free interest rates	4.56%	4.47%	4.51%
Expected life	10 years	9-10 years	10 years
Expected volatility	0.00%	0.00%	0.00%
Expected dividends	None	None	None

NOTE I—SALE OF DAIRY PRODUCTS DIVISION

Effective September 30, 2003, the Predecessor completed the sale of its Dairy Products Division operating segment to Dean Foods Company for approximately $155 million. The Dairy Products Division was substantially made up of the assets of the Dairy LLC’s. The Dairy Products Division processed and sold ice milk and ice cream mixes, creamers, milk and specialty dairy products. In accordance with the transition services agreement, the Predecessor was compensated for certain transition services provided to the buyer for a period anticipated to be 12 to 18 months after the close of the transaction. These transition services included services such as information technology, sales, customer service and procurement. By providing these transition services, the Predecessor was deemed to have significant continuing involvement in the Dairy Products Division operating segment. Therefore, the Predecessor determined that the sale did not meet the accounting criteria for discontinued operations. Accordingly, the operations of the Dairy Products Division operating segment are included in the statement of earnings of the Predecessor through the date of sale.

External net sales and earnings before income taxes from the Dairy Products Division operating segment were as follows (in thousands):

Eleven Months ended November 30, 2003
External net sales	$144,667
Earnings before income taxes	11,439

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

NOTE J—BUSINESS SEGMENTS

At December 31, 2005, we operated in three reportable segments:

Egg Products processes and distributes numerous egg products and shell eggs primarily through its facilities in the Midwest and Eastern United States and Canada. Sales of egg products are made through an internal sales force and independent brokers to the foodservice, food ingredient and retail markets primarily throughout North America, and to certain export markets.

Refrigerated Distribution distributes a wide range of refrigerated grocery products, including various cheese products packaged at its Wisconsin cheese packaging facility. Sales of refrigerated grocery products are made through an internal sales force to retail and wholesale markets throughout much of the United States.

Potato Products processes and distributes refrigerated potato products from its manufacturing facilities in Minnesota and Nevada. Sales of potato products are made through an internal sales force to foodservice and retail markets throughout the United States.

We identify our segments based on its organizational structure, which is primarily by principal products. Operating profit represents earnings before interest expense, interest income, income taxes and allocations of corporate costs to the respective divisions. Intersegment sales are made at market prices. Our corporate office maintains a majority of our cash under our cash management policy.

Effective September 30, 2003, the Predecessor sold the Dairy Products Division operating segment. See Note I.

Sales to two customers, primarily by the Egg Products segment, accounted for approximately 18% and 18%, 17% and 16%, and 16% and 15% of consolidated net sales for the years ended December 31, 2005 and 2004 and for the one month ended December 31, 2003, respectively. The Predecessor had sales to two customers that accounted for 19% and 15% of consolidated net sales for the eleven months ended November 30, 2003. Accounts receivable for two of our customers were 15% and 18%, and 16% and 17%, of consolidated accounts receivable at December 31, 2005 and 2004, respectively.

Certain financial information for our operating segments is as follows (in thousands):

	EGG PRODUCTS	REFRIGERATED DISTRIBUTION	DAIRY PRODUCTS	POTATO PRODUCTS	CORPORATE	TOTAL
COMPANY
Year ended December 31, 2005
External net sales	$860,925	$279,328	$—	$102,245	$—	$1,242,498
Intersegment sales	9,515	—	—	4,425	—	13,940
Operating profit (loss)	81,557	15,707	—	17,199	(8,671)	105,792
Total assets	1,005,885	118,628	—	126,691	82,372	1,333,576
Depreciation and amortization	59,214	4,624	—	6,243	11	70,092
Capital expenditures	36,874	2,552	—	1,247	17	40,690

Year ended December 31, 2004
External net sales	$941,381	$288,285	$—	$83,838	$—	$1,313,504
Intersegment sales	14,951	—	—	3,456	—	18,407
Operating profit (loss)	87,116	13,171	—	6,895	(9,402)	97,780
Total assets	1,025,298	117,560	—	130,900	67,797	1,341,555
Depreciation and amortization	54,982	4,637	—	7,227	11	66,857
Capital expenditures	30,189	4,199	—	3,283	24	37,695

One month ended December 31, 2003
External net sales	$95,591	$36,719	$—	$8,496	$—	$140,806
Intersegment sales	2,636	—	—	387	—	3,023
Operating profit (loss)	3,972	913	—	905	(8,223)	(2,433)
Total assets	1,062,503	117,508	—	133,929	102,742	1,416,682
Depreciation and amortization	4,223	356	—	721	3	5,303
Capital expenditures	2,753	466	—	472	—	3,691

PREDECESSOR
Eleven months ended November 30, 2003
External net sales	$730,028	$241,737	$144,667	$67,925	$—	$1,184,357
Intersegment sales	14,748	—	88	3,179	—	18,015
Operating profit (loss)	74,575	15,510	11,918	8,452	(20,818)	89,637
Total assets	631,520	79,805	—	78,154	55,156	844,635
Depreciation and amortization	40,067	2,677	2,200	4,221	28	49,193
Capital expenditures	16,202	720	6,152	3,207	—	26,281

NOTE K—SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Our senior credit agreement and senior subordinated notes have been guaranteed, on a joint and several basis, by us and our domestic subsidiaries. The senior credit agreement is also guaranteed by the Company’s parent, M-Foods Holdings, Inc.

The following condensed consolidating financial information presents our consolidated balance sheets at December 31, 2005 and 2004, and the condensed consolidating statements of earnings and cash flows for the years ended December 31, 2005 and 2004, and the one month ended December 31, 2003 and the eleven months ended November 30, 2003 for the Predecessor. These financial statements reflect Michael Foods, Inc. (the parent), the wholly-owned guarantor subsidiaries (on a combined basis), the non-guarantor subsidiary (MFI Food Canada, Ltd.), and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Balance Sheets

December 31, 2005

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$41,153	$—	$1,026	$—	$42,179
Accounts receivable, less allowances	3,180	101,193	7,008	(8,273)	103,108
Inventories	—	91,054	6,825	—	97,879
Prepaid expenses and other	605	7,954	144	—	8,703

Total current assets	44,938	200,201	15,003	(8,273)	251,869

Property, Plant and Equipment—net	34	267,060	20,193	—	287,287

Other assets:
Goodwill	—	518,409	3,026	—	521,435
Other assets	37,903	248,192	2,410	(15,520)	272,985
Investment in subsidiaries	932,385	4,438	—	(936,823)	—

	970,288	771,039	5,436	(952,343)	794,420

Total assets	$1,015,260	$1,238,300	$40,632	$(960,616)	$1,333,576

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$2,700	$—	$784	$—	$3,484
Accounts payable	853	69,511	8,896	(9,785)	69,475
Accrued liabilities	19,843	77,453	1,691	—	98,987

Total current liabilities	23,396	146,964	11,371	(9,785)	171,946
Long-term debt, less current maturities	679,171	18,613	27,553	(19,098)	706,239
Deferred income taxes	(6,370)	143,926	(1,228)	—	136,328
Deferred compensation	15,048	—	—	—	15,048
Shareholder’s equity	304,015	928,797	2,936	(931,733)	304,015

Total liabilities and shareholder’s equity	$1,015,260	$1,238,300	$40,632	$(960,616)	$1,333,576

Condensed Consolidating Balance Sheets

December 31, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$29,954	$—	$1,862	$—	$31,816
Accounts receivable, less allowances	1,704	95,632	9,086	(4,870)	101,552
Inventories	—	84,228	6,816	—	91,044
Prepaid expenses and other	800	6,584	108	—	7,492

Total current assets	32,458	186,444	17,872	(4,870)	231,904

Property, Plant and Equipment—net	27	279,692	20,842	—	300,561

Other assets:
Goodwill	—	522,009	3,026	—	525,035
Other assets	35,865	264,363	—	(16,173)	284,055
Investment in subsidiaries	941,962	4,438	—	(946,400)	—

	977,827	790,810	3,026	(962,573)	809,090

Total assets	$1,010,312	$1,256,946	$41,740	$(967,443)	$1,341,555

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$—	$17	$634	$—	$651
Accounts payable	321	65,051	5,132	(4,779)	65,725
Accrued liabilities	25,963	77,438	1,583	—	104,984

Total current liabilities	26,284	142,506	7,349	(4,779)	171,360
Long-term debt, less current maturities	740,100	184	30,773	(20,925)	750,132
Deferred income taxes	(27,545)	176,197	(62)	—	148,590
Deferred compensation	14,080	—	—	—	14,080
Shareholder’s equity	257,393	938,059	3,680	(941,739)	257,393

Total liabilities and shareholder’s equity	$1,010,312	$1,256,946	$41,740	$(967,443)	$1,341,555

Company

Condensed Consolidating Earnings Statements

Year ended December 31, 2005

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$1,205,909	$56,619	$(20,030)	$1,242,498
Cost of sales	—	970,920	54,528	(20,030)	1,005,418

Gross profit	—	234,989	2,091	—	237,080
Selling, general and administrative expenses	8,671	122,533	5,516	(5,432)	131,288

Operating profit (loss)	(8,671)	112,456	(3,425)	5,432	105,792
Interest expense, net	44,970	362	1,787	—	47,119
Other (income) expense	(5,432)	—	—	5,432	—
Loss on early extinguishment of debt	5,548	—	—	—	5,548

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(53,757)	112,094	(5,212)	—	53,125
Equity in earnings (loss) of subsidiaries	73,874	(3,221)	—	(70,653)	—

Earnings (loss) before income taxes	20,117	108,873	(5,212)	(70,653)	53,125
Income tax expense (benefit)	(18,742)	34,999	(1,991)	—	14,266

Net earnings (loss)	$38,859	$73,874	$(3,221)	$(70,653)	$38,859

Company

Condensed Consolidating Earnings Statements

Year ended December 31, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$1,278,257	$70,487	$(35,240)	$1,313,504
Cost of sales	—	1,050,769	61,597	(35,240)	1,077,126

Gross profit	—	227,488	8,890	—	236,378
Selling, general and administrative expenses	9,062	127,609	7,160	(5,573)	138,258
Transaction expenses	340	—	—	—	340

Operating profit (loss)	(9,402)	99,879	1,730	5,573	97,780
Interest expense, net	40,593	977	1,715	—	43,285
Other (income) expense	(5,573)	—	—	5,573	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(44,422)	98,902	15	—	54,495
Equity in earnings (loss) of subsidiaries	60,234	(148)	—	(60,086)	—

Earnings (loss) before income taxes	15,812	98,754	15	(60,086)	54,495
Income tax expense (benefit)	(17,702)	38,520	163	—	20,981

Net earnings (loss)	$33,514	$60,234	$(148)	$(60,086)	$33,514

Company

Condensed Consolidating Earnings Statements

One month ended December 31, 2003

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$137,771	$6,926	$(3,891)	$140,806
Cost of sales	—	119,211	6,122	(3,891)	121,442

Gross profit	—	18,560	804	—	19,364
Selling, general and administrative expenses	1,102	13,347	843	(616)	14,676
Transaction expenses	7,121	—	—	—	7,121

Operating profit (loss)	(8,223)	5,213	(39)	616	(2,433)
Interest expense, net	4,284	500	148	—	4,932
Other (income) expense	(616)	—	—	616	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(11,891)	4,713	(187)	—	(7,365)
Equity in earnings (loss) of subsidiaries	747	(187)	—	(560)	—

Earnings (loss) before income taxes	(11,144)	4,526	(187)	(560)	(7,365)
Income tax expense (benefit)	(6,615)	3,779	—	—	(2,836)

Net earnings (loss)	$(4,529)	$747	$(187)	$(560)	$(4,529)

Predecessor

Condensed Consolidating Earnings Statements

Eleven months ended November 30, 2003

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,057,617	$144,755	$(18,015)	$1,184,357
Cost of sales	—	865,146	125,873	(18,015)	973,004

Gross profit	—	192,471	18,882	—	211,353
Selling, general and administrative expenses	5,441	97,779	8,242	(5,123)	106,339
Transaction expenses	15,377	—	—	—	15,377

Operating profit (loss)	(20,818)	94,692	10,640	5,123	89,637
Interest expense (income)	39,146	3,323	(799)	—	41,670
Other expense (income)	5,123	—	—	(5,123)	—
Loss on early extinguishment of debt	61,226	—	—	—	61,226
Loss on dairy disposition	16,288	—	—	—	16,288

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(132,355)	91,369	11,439	—	(29,547)
Equity in earnings (loss) of subsidiaries	63,081	11,439	(11,439)	(63,081)	—

Earnings (loss) before income taxes	(69,274)	102,808	—	(63,081)	(29,547)
Income tax expense (benefit)	(51,124)	39,727	—	—	(11,397)

Net earnings (loss)	$(18,150)	$63,081	$—	$(63,081)	$(18,150)

Company

Condensed Consolidating Statements of Cash Flows

Year ended December 31, 2005

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash (used in) provided by operating activities	$(7,937)	$108,713	$3,626	$104,402
Cash flows from investing activities:
Capital expenditures	(17)	(39,103)	(1,570)	(40,690)
Investments in joint ventures and other assets	2,462	(45)	(3,234)	(817)

Net cash provided by (used in) investing activities	2,445	(39,148)	(4,804)	(41,507)
Cash flows from financing activities:
Proceeds (payments) on long-term debt	(43,907)	(5,134)	(3,143)	(52,184)
Additional capital invested by parent	—	(3,455)	3,455	—
Deferred financing costs	(378)	—	—	(378)
Investment in subsidiaries	60,976	(60,976)	—	—

Net cash provided by (used in) financing activities	16,691	(69,565)	312	(52,562)
Effect of exchange rate changes on cash	—	—	30	30

Net increase (decrease) in cash and equivalents	11,199	—	(836)	10,363
Cash and equivalents at beginning of year	29,954	—	1,862	31,816

Cash and equivalents at end of year	$41,153	$—	$1,026	$42,179

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

Company

Condensed Consolidating Statements of Cash Flows

Eleven months ended November 30, 2003

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(30,186)	$96,917	$10,235	$76,966
Cash flows from investing activities:
Capital expenditures	—	(20,128)	(6,153)	(26,281)
Dairy disposition	49,710	—	—	49,710
Investments in joint ventures and other assets	(131)	3,060	—	2,929

Net cash provided by (used in) investing activities	49,579	(17,068)	(6,153)	26,358
Cash flows from financing activities:
Payments on long-term debt	(236,466)	(1,335)	(2,400)	(240,201)
Proceeds from long-term debt	34,064	—	—	34,064
Additional capital contributed by parent	84,419	—	—	84,419
Dividends	(2,351)	—	—	(2,351)
Investment in subsidiaries	97,527	(95,845)	(1,682)	—

Net cash used in financing activities	(22,807)	(97,180)	(4,082)	(124,069)
Effect of exchange rate changes on cash	—	173	—	173

Net decrease in cash and equivalents	(3,414)	(17,158)	—	(20,572)
Cash and equivalents at beginning of period	19,665	907	—	20,572

Cash and equivalents at end of period	$16,251	$(16,251)	$—	$—

NOTE L—QUARTERLY FINANCIAL DATA

QUARTERLY FINANCIAL DATA (UNAUDITED) (In thousands)

	QUARTER
	FIRST	SECOND	THIRD	FOURTH
2005
Net sales	$304,964	$301,125	$309,154	$327,255
Gross profit	57,302	58,729	59,231	61,818
Net earnings	6,844	8,231	9,288	14,496

2004
Net sales	$340,612	$324,684	$323,871	$324,337
Gross profit	55,266	57,556	56,731	66,825
Net earnings	8,181	7,389	8,105	9,839