Form 10-Q
period 2006-03-31
MICHAEL FOODS INC/NEW
filed 2006-05-11
CIK 1278679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The registrant’s Common Stock is not publicly traded. The Registrant had 3,000 shares of $0.01 par value common stock outstanding as of May 5, 2006.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$38,874	$42,179
Accounts receivable, less allowances	108,356	103,108
Inventories	100,494	97,879
Prepaid expenses and other	10,309	8,703

Total current assets	258,033	251,869

PROPERTY, PLANT AND EQUIPMENT
Land	4,044	4,044
Buildings and improvements	115,034	114,793
Machinery and equipment	284,275	277,856

	403,353	396,693
Less accumulated depreciation	124,367	109,406

	278,986	287,287

OTHER ASSETS
Goodwill	521,435	521,435
Intangible assets, net	228,343	232,233
Other assets	40,325	40,752

	790,103	794,420

	$1,327,122	$1,333,576

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$4,838	$3,484
Accounts payable	63,932	69,475
Accrued liabilities
Compensation	10,435	18,006
Customer programs	44,001	43,750
Interest	5,621	2,632
Other	35,738	34,599

Total current liabilities	164,565	171,946
LONG-TERM DEBT, less current maturities	704,437	706,239
DEFERRED INCOME TAXES	132,675	136,328
DEFERRED COMPENSATION	15,349	15,048
COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDER’S EQUITY
Common stock, $0.01 par value, 3,000 shares authorized, issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Additional paid-in capital	259,527	254,617
Retained earnings	49,729	45,610
Accumulated other comprehensive income	840	3,788

	310,096	304,015

	$1,327,122	$1,333,576

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the three months ended March 31,

(Unaudited, in thousands)

	2006	2005
Net sales	$307,391	$304,964
Cost of sales	252,504	247,662

Gross profit	54,887	57,302
Selling, general and administrative expenses	35,643	33,747

Operating profit	19,244	23,555
Interest expense, net	12,639	11,978
Other expense	116	629

Earnings before income taxes	6,489	10,948
Income tax expense	2,370	4,104

Net earnings	$4,119	$6,844

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31,

(Unaudited, in thousands)

	2006	2005
Net cash provided by operating activities	$3,577	$9,854
Cash flows from investing activities:
Capital expenditures	(6,589)	(10,100)
Other assets	48	(324)

Net cash used in investing activities	(6,541)	(10,424)
Cash flows from financing activities:
Payments on long-term debt	(343)	(110)
Proceeds from long-term debt	—	352

Net cash provided by (used in) financing activities	(343)	242
Effect of exchange rate changes on cash	2	(25)

Net decrease in cash and equivalents	(3,305)	(353)
Cash and equivalents at beginning of period	42,179	31,816

Cash and equivalents at end of period	$38,874	$31,463

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

We utilize a fifty-two/fifty-three week fiscal year ending on the Saturday nearest to December 31 each year. The quarter ended March 31, 2006 was a 13 week period ended April 1, 2006 and the quarter ended March 31, 2005 was a 13 week period ended April 2, 2005. For clarity of presentation, we describe both periods as if the quarters ended on March 31st.

In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations for the periods indicated. Our results of operations and cash flows for the period ended March 31, 2006 are not necessarily indicative of the results expected for the full year.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs—An amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement, required effective January 1, 2006, did not effect our financial condition or results of operations.

On December 16, 2004, the FASB issued SFAS 123(R), “Share Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. SFAS No. 123(R) is effective for non-public entities, as defined, on or after January 1, 2006. Non-public entities that used the minimum value method of measuring equity share options for pro forma disclosure purposes under statement 123 shall apply this statement prospectively to new awards and continue to account for any portion of awards outstanding at the effective date using the accounting principles originally applied to those awards. For new awards granted, compensation expense will be recorded over the vesting period based on the fair value of the awards granted. The adoption of this statement, required January 1, 2006, did not materially affect our financial condition or earnings in the current period.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” (SFAS 154) which replaces APB Opinion No. 20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, unless impracticable, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect that adoption of this statement will have a material impact on us.

The FASB has issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155) which amends SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 provides accounting guidance for certain derivatives embedded in other financial instruments. This SFAS is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring for fiscal years beginning after September 15, 2006. We do not believe it will have a material impact on us.

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

Each segment’s share of goodwill was as follows (in thousands):

	March 31, 2006	December 31, 2005
Egg Products	$428,940	$428,940
Refrigerated Distribution	32,290	32,290
Potato Products	60,205	60,205

	$521,435	$521,435

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

Our intangible assets were as follows (in thousands):

	March 31, 2006	December 31, 2005
Amortizable intangible assets, principally customer relationships	$230,615	$230,615
Accumulated amortization	(36,297)	(32,407)

	194,318	198,208
Indefinite lived intangible assets-trademarks	34,025	34,025

	$228,343	$232,233

The aggregate amortization expense was $3,890,000 for both the three months ended March 31, 2006 and 2005. The estimated amortization expense for the years ending December 31, 2006 through December 31, 2010 is as follows (in thousands):

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

	March 31, 2006	December 31, 2005
Deferred financing costs	$31,273	$31,273
Accumulated amortization	(4,590)	(4,209)

	$26,683	$27,064

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

Inventories consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Raw materials and supplies	$18,013	$17,752
Work in process and finished goods	60,665	57,961
Flocks	21,816	22,166

	$100,494	$97,879

NOTE C—COMMITMENTS AND CONTINGENCIES

Litigation

We are engaged in routine litigation incidental to our business. We believe the ultimate outcome of this litigation will not have a material effect on our consolidated financial position, liquidity or results of operations.

NOTE D—SHAREHOLDER’S EQUITY

Additional Paid in Capital

We recorded a $4.9 million non-cash capital contribution from our parent, M-Foods Holdings, Inc. (“Holdings”) related to the tax benefit the Company receives due to filing a consolidated Federal tax return with Holdings. The tax benefit is derived by the interest expense deduction of Holdings on the consolidated tax return.

Comprehensive Income

The components of and changes in accumulated other comprehensive income (loss), net of taxes, during the three months ended March 31, 2006 were as follows (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Interest Rate Caplet	Total
Balance at December 31, 2005	$942	$3,405	$(559)	$3,788
Foreign currency translation adjustment	—	(27)	—	(27)
Interest rate caplet	—	—	82	82
Change due to cash flow hedges	(3,003)	—	—	(3,003)

Balance at March 31, 2006	$(2,061)	$3,378	$(477)	$840

Comprehensive income, net of taxes, for the three months ended March 31, 2006 and 2005 was as follows (in thousands):

Net earnings for the three months ended March 31, 2006		$4,119
Net gains (losses) arising during the period:
Change due to cash flow hedges	(3,003)
Interest rate caplet	82
Foreign currency translation adjustment	(27)

Other comprehensive loss		(2,948)

Comprehensive income for the three months ended March 31, 2006		$1,171

Net earnings for the three months ended March 31, 2005		$6,844
Net gains (losses) arising during the period:
Change due to cash flow hedges	4,588
Interest rate caplet	(16)
Foreign currency translation adjustment	(616)

Other comprehensive income		3,956

Comprehensive income for the three months ended March 31, 2005		$10,800

NOTE E—BUSINESS SEGMENTS

We operate in three reportable segments—Egg Products, Refrigerated Distribution and Potato Products. Certain financial information on our operating segments is as follows (unaudited, in thousands):

	EGG PRODUCTS	REFRIGERATED DISTRIBUTION	POTATO PRODUCTS	CORPORATE	TOTAL
Three months ended March 31, 2006:
External net sales	$212,985	$68,616	$25,790	$—	$307,391
Intersegment sales	1,884	—	1,263	—	3,147
Operating profit (loss)	15,159	3,257	3,427	(2,599)	19,244
Depreciation and amortization	16,202	1,156	1,479	1	18,838
Three months ended March 31, 2005:
External net sales	$215,262	$65,865	$23,837	$—	$304,964
Intersegment sales	1,923	—	1,084	—	3,007
Operating profit (loss)	19,498	3,548	3,226	(2,717)	23,555
Depreciation and amortization	14,819	1,125	1,595	1	17,540

NOTE F—SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Our senior credit agreement and senior subordinated notes have been guaranteed, on a joint and several basis, by us and our 100% owned domestic subsidiaries. The senior credit agreement is also guaranteed by our parent, M-Foods Holdings, Inc.

The following condensed consolidating financial information presents our condensed consolidating balance sheets at March 31, 2006 and December 31, 2005, together with our condensed consolidating statements of earnings for the three month periods ended March 31, 2006 and 2005 and the cash flows for the three month periods ended March 31, 2006 and 2005. These financial statements reflect Michael Foods, Inc. (the parent), the wholly-owned guarantor subsidiaries (on a combined basis), the non-guarantor subsidiary (MFI Food Canada Ltd.), and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Balance Sheets

March 31, 2006

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$37,833	$—	$1,041	$—	$38,874
Accounts receivable, less allowances	4,684	104,232	7,737	(8,297)	108,356
Inventories	—	93,579	6,915	—	100,494
Prepaid expenses and other	980	9,091	238	—	10,309

Total current assets	43,497	206,902	15,931	(8,297)	258,033

Property, Plant and Equipment—net	42	259,307	19,637	—	278,986

Other assets:
Goodwill	—	518,409	3,026	—	521,435
Other assets	27,268	254,408	2,410	(15,418)	268,668
Investment in subsidiaries	937,095	3,444	—	(940,539)	—

	964,363	776,261	5,436	(955,957)	790,103

Total assets	$1,007,902	$1,242,470	$41,004	$(964,254)	$1,327,122

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$4,050	$—	$788	$—	$4,838
Accounts payable	186	61,996	11,314	(9,564)	63,932
Accrued liabilities	18,096	76,177	1,522	—	95,795

Total current liabilities	22,332	138,173	13,624	(9,564)	164,565
Long-term debt, less current maturities	669,107	27,143	27,237	(19,050)	704,437
Deferred income taxes	(7,666)	142,198	(1,857)	—	132,675
Deferred compensation	15,349	—	—	—	15,349
Shareholder’s equity	308,780	934,956	2,000	(935,640)	310,096

Total liabilities and shareholder’s equity	$1,007,902	$1,242,470	$41,004	$(964,254)	$1,327,122

Condensed Consolidating Balance Sheets

December 31, 2005

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$41,153	$—	$1,026	$—	$42,179
Accounts receivable, less allowances	3,180	101,193	7,008	(8,273)	103,108
Inventories	—	91,054	6,825	—	97,879
Prepaid expenses and other	605	7,954	144	—	8,703

Total current assets	44,938	200,201	15,003	(8,273)	251,869

Property, Plant and Equipment—net	34	267,060	20,193	—	287,287

Other assets:
Goodwill	—	518,409	3,026	—	521,435
Other assets	37,903	248,192	2,410	(15,520)	272,985
Investment in subsidiaries	928,038	4,438	—	(932,476)	—

	965,941	771,039	5,436	(947,996)	794,420

Total assets	$1,010,913	$1,238,300	$40,632	$(956,269)	$1,333,576

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$2,700	$—	$784	$—	$3,484
Accounts payable	853	69,511	8,896	(9,785)	69,475
Accrued liabilities	19,843	77,453	1,691	—	98,987

Total current liabilities	23,396	146,964	11,371	(9,785)	171,946
Long-term debt, less current maturities	679,171	18,613	27,553	(19,098)	706,239
Deferred income taxes	(6,370)	143,926	(1,228)	—	136,328
Deferred compensation	15,048	—	—	—	15,048
Shareholder’s equity	299,668	928,797	2,936	(927,386)	304,015

Total liabilities and shareholder’s equity	$1,010,913	$1,238,300	$40,632	$(956,269)	$1,333,576

Condensed Consolidating Statements of Earnings

Three months ended March 31, 2006

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$297,196	$14,549	$(4,354)	$307,391
Cost of sales	—	242,640	14,218	(4,354)	252,504

Gross profit	—	54,556	331	—	54,887
Selling, general and administrative expenses	2,599	33,036	1,499	(1,491)	35,643

Operating profit (loss)	(2,599)	21,520	(1,168)	1,491	19,244
Interest expense, net	12,167	8	464	—	12,639
Other expense (income)	(1,491)	116	—	1,491	116

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(13,275)	21,396	(1,632)	—	6,489
Equity in earnings (loss) of subsidiaries	12,536	(999)	—	(11,537)	—

Earnings (loss) before income taxes	(739)	20,397	(1,632)	(11,537)	6,489
Income tax expense (benefit)	(4,858)	7,861	(633)	—	2,370

Net earnings (loss)	$4,119	$12,536	$(999)	$(11,537)	$4,119

Condensed Consolidating Statements of Earnings

Three months ended March 31, 2005

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$296,316	$14,685	$(6,037)	$304,964
Cost of sales	—	239,898	13,801	(6,037)	247,662

Gross profit	—	56,418	884	—	57,302
Selling, general and administrative expenses	2,717	31,189	1,284	(1,443)	33,747

Operating profit (loss)	(2,717)	25,229	(400)	1,443	23,555
Interest expense, net	11,376	142	460	—	11,978
Other expense (income)	(1,443)	629	—	1,443	629

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(12,650)	24,458	(860)	—	10,948
Equity in earnings (loss) of subsidiaries	14,792	(447)	—	(14,345)	—

Earnings (loss) before income taxes	2,142	24,011	(860)	(14,345)	10,948
Income tax expense (benefit)	(4,702)	9,219	(413)	—	4,104

Net earnings (loss)	$6,844	$14,792	$(447)	$(14,345)	$6,844

Condensed Consolidating Statements of Cash Flows

Three months ended March 31, 2006

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$5,678	$(2,667)	$566	$3,577
Cash flows from investing activities:
Capital expenditures	(11)	(6,417)	(161)	(6,589)
Other assets	—	48	—	48

Net cash used in investing activities	(11)	(6,369)	(161)	(6,541)
Cash flows from financing activities:
Payments on long-term debt	—	—	(343)	(343)
Investment in subsidiaries	(8,987)	9,036	(49)	—

Net cash provided by (used in) financing activities	(8,987)	9,036	(392)	(343)
Effect of exchange rate changes on cash	—	—	2	2

Net increase (decrease) in cash and equivalents	(3,320)	—	15	(3,305)
Cash and equivalents at beginning of period	41,153	—	1,026	42,179

Cash and equivalents at end of period	$37,833	$—	$1,041	$38,874

Condensed Consolidating Statements of Cash Flows

Three months ended March 31, 2005

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$(3,884)	$13,688	$50	$9,854
Cash flows from investing activities:
Capital expenditures	—	(9,702)	(398)	(10,100)
Other assets	6	(330)	—	(324)

Net cash provided by (used in) investing activities	6	(10,032)	(398)	(10,424)
Cash flows from financing activities:
Payments on long-term debt	—	(9)	(101)	(110)
Proceeds from long-term debt	—	483	(131)	352
Investment in subsidiaries	4,130	(4,130)	—	—

Net cash provided by (used in) financing activities	4,130	(3,656)	(232)	242
Effect of exchange rate changes on cash	—	—	(25)	(25)

Net increase (decrease) in cash and equivalents	252	—	(605)	(353)
Cash and equivalents at beginning of period	29,954	—	1,862	31,816

Cash and equivalents at end of period	$30,206	$—	$1,257	$31,463

ITEM 2— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a producer and distributor of specialty egg products to the foodservice, retail and food ingredients markets. We are also a producer and distributor of refrigerated potato products to the foodservice and retail grocery markets. Additionally, we distribute refrigerated food items, primarily cheese and other dairy products, to the retail grocery market, predominantly in the central United States. We focus our growth efforts on the specialty sectors within our food categories and strive to be a market leader in product innovation and low-cost production. We have a strategic focus on value-added processing of food products which is designed to capitalize on key food industry trends, such as (i) the desire for improved safety and convenience, (ii) the focus by foodservice operators on reducing labor and waste, and (iii) the growing trend toward food consumption away from home. We believe our operational scale, product breadth and geographic scope make us an attractive and important strategic partner for our larger customers.

Commodities and Product Pricing

The profit margins we earn on many of our products are sensitive to changes in commodity prices. Approximately 65% of the Egg Products Division’s annual net sales come from higher value-added egg products, such as extended shelf-life liquid and precooked products, with the remainder coming from products mainly used in the food ingredients market, or shell eggs. Gross profit margins for higher value-added egg products are generally less sensitive to commodity price fluctuations, such as grains used for hen feed and certain externally sourced eggs, than are other egg products or shell eggs; however, we are unable to adjust pricing for these products as quickly as we are for other egg products and shell eggs when our costs change. Margins for our food ingredient egg products and shell eggs are more commodity price-sensitive than are higher value-added product sales. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Graded shell egg pricing in the first three months of 2006 was approximately 10% lower than in the comparable 2005 period (as measured by Urner Barry Publications). Feed costs declined year-over-year during the 2006 period.

The Refrigerated Distribution Division derives 80% to 90% of its net sales from refrigerated products produced by others, thereby somewhat reducing the effects of commodity price swings. However, a majority of the 80% to 90% of net sales represents cheese and butter, and the costs for both fluctuate with national dairy markets. Time lags between cost changes for these lines and wholesale/retail pricing changes can result in significant margin expansion or compression. The balance of the Refrigerated Distribution Division’s sales are mainly from shell eggs, some of which are produced by the Egg Products Division, sold on a distribution, or non-commodity, basis.

The Potato Products Division purchases approximately 90% to 95% of its raw potatoes from contract producers under annual contracts. The remainder are purchased at market prices to satisfy short-term production requirements or to take advantage of market prices when they are lower than contracted prices. Moderate variations in the purchase price of raw materials or the selling price per pound of finished products can have a significant effect on the Potato Products Division’s operating results.

Results of Operations

Readers are directed to Note E—Business Segments for data on the unaudited financial results of our business segments for the three months ended March 31, 2006 and 2005.

Three Months Ended March 31, 2006 as Compared to Three Months Ended March 31, 2005

Net Sales. Net sales for the three months ended March 31, 2006 increased $2.4 million, or approximately 0.8%, to $307.4 million from $305.0 million for the three months ended March 31, 2005, reflecting increased unit sales in two of our divisions, partially offset by deflationary impacts.

Egg Products Division Net Sales. Egg Products Division external net sales for the three months ended March 31, 2006 decreased $2.3 million, or 1%, to $213.0 million from $215.3 million for the three months ended March 31, 2005. External net sales in the 2006 period increased for most higher value-added lines and decreased for most other product lines, the latter reflecting historically low egg market pricing. Divisional unit sales were approximately the same during the 2006 period as they were in the 2005 period, although the important egg substitutes product line had a unit sales increase of 7%. Sales were weakest for dried items, which recorded a 14% net sales decline due to a decline in volume. Given weak market pricing, we chose to not pursue certain dried business that might be attractive under more normal business conditions. Sales of higher value-added egg products represented approximately 66% of the Egg Products Division’s net sales in the 2006 period and approximately 64% in the 2005 period.

Refrigerated Distribution Division Net Sales. Refrigerated Distribution Division external net sales for the three months ended March 31, 2006 increased $2.7 million, or 4%, to $68.6 million from $65.9 million for the three months ended March 31, 2005. This increase was due primarily to strong cheese unit sales. Branded cheese unit sales increased 9% in the 2006 period as compared to the 2005 period. We saw continued success in gaining cheese market share, as has largely been the case in recent years. Results from other product lines were mixed, although potato products net sales increased 11% in the 2006 period as compared to the 2005 period, reflecting category growth. Butter net sales were weak (down 9%), due to a decline in market-related pricing as compared to the 2005 period.

Potato Products Division Net Sales. Potato Products Division external net sales for the three months ended March 31, 2006 increased $2.0 million, or 8%, to $25.8 million from $23.8 million for the three months ended March 31, 2005. This increase was attributable to strong unit sales growth for both foodservice and retail potato products, with the latter increasing 17% from 2005 period levels. As a category, retail refrigerated potato products experienced notable growth in 2005 and thus far in 2006. Pricing of our potato products was generally unchanged year-over-year.

Gross Profit. Gross profit for the three months ended March 31, 2006 decreased $2.4 million, or 4%, to $54.9 million from $57.3 million for the three months ended March 31, 2005. Our gross profit margin decreased to 17.9% compared to 18.8% in the same period in 2005. The lower gross profit margin reflected a decreased gross profit margin in the Egg Products Division. This decrease was due to negative gross profits from certain food ingredients egg products, reflecting very poor market pricing. Additionally, we experienced increases in energy, packaging and freight costs, which we were not able to fully offset via selective price increases.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2006 increased $1.9 million, or 6%, to $35.6 million from $33.7 million for the three months ended March 31, 2005. Selling, general and administrative expenses increased to 11.6% of net sales in the 2006 period compared with 11.1% for the 2005 period. Salaries, wages and employee benefits costs increased year-over-year in the 2006 period and marketing costs have also increased from prior year levels.

Operating Profit. Operating profit for the three months ended March 31, 2006 decreased $4.4 million, or approximately 18%, to $19.2 million from $23.6 million for the three months ended March 31, 2005. Our operating profit margin decreased to 6.3% in the 2006 period from 7.7% in the 2005 period due to a decline in gross profit margin and an increase in operating expenses for the reasons noted above.

Egg Products Division Operating Profit. Egg Products Division operating profit for the three months ended March 31, 2006 decreased $4.3 million, or 22%, to $15.2 million from $19.5 million for the three months ended March 31, 2005. Operating profits declined for most egg products categories. Significant losses were recorded from the sale of food ingredient egg products, reflecting market pricing.

Refrigerated Distribution Division Operating Profit. Refrigerated Distribution Division operating profit for the three months ended March 31, 2006 decreased $0.3 million, or 8%, to $3.2 million from $3.5 million for the three months ended March 31, 2005. Operating profits for our key product line, branded cheese, decreased 10% in the 2006 period, as compared to the 2005 period, due to increased promotional spending.

Potato Products Division Operating Profit. Potato Products Division operating profit for the three months ended March 31, 2006 increased $0.2 million, or 6% to $3.4 million from $3.2 million for the three months ended March 31, 2005. This reflected approximately flat results from the foodservice business in the 2006 period, compared to the 2005 period, while operating profits from our retail potato products sales increased significantly. The operating profit improvement resulted from strong retail volume growth.

Other Expense (Income). Other expense of $116,000 was recorded in the 2006 period as compared to $629,000 in the 2005 period. The change is related to a decrease in net losses from our Belgium joint venture for the 2006 period compared to the 2005 period.

Interest Expense and Income Taxes. Interest expense increased by approximately $0.7 million in the 2006 period compared to the 2005 period, reflecting higher interest rates. Our effective tax rate was 36.5% in the 2006 period compared to 37.5% in the 2005 period. The effective tax rate is affected by the amount of permanent differences between book and taxable income and a reduction in our state tax rate.

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

Cash flow provided by operating activities was $3.6 million for the three months ended March 31, 2006, compared to $9.9 million in the comparable 2005 period. The decrease in cash flow provided by operating activities was due to increased working capital and decreased earnings in the 2006 period. Our cash flows used in investing activities decreased to $6.5 million for the three months ended March 31, 2006 from $10.4 million for the 2005 period. Cash flows from financing activities were not significant in either period, as we relied on internally generated funds for our capital requirements.

We continue to have substantial annual cash interest expense. Our senior credit facility requires us to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the senior credit facility and the indenture relating to the 8% Senior Subordinated Notes due 2013 contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in these agreements. Our failure to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on our results of operations, financial position and cash flow. In general, the debt covenants limit our discretion in the operation of our businesses. We were in compliance with all of the covenants under the senior credit facility and the indenture as of March 31, 2006.

The following is a calculation of our minimum interest coverage and maximum leverage ratios under our senior credit facility for the twelve-month periods ended March 31, 2006 and 2005. The terms and related calculations are defined in our senior credit facility, which agreement and amendments thereto were included as Exhibit 10.1 of our registration statement on Form S-4 (Registration No. 333-112714) as filed with the Commission on February 11, 2004, as Exhibit 10.33 to our current report on Form 8-K as filed with the Commission on September 22, 2004 and as Exhibit 10.1 to our current report on Form 8-K as filed with the Commission on May 18, 2005.

	Twelve Months Ended March 31,
	2006	2005
	(Unaudited, in thousands)
Calculation of Interest Coverage Ratio:
Consolidated EBITDA (1)	$178,148	$170,993
Consolidated Cash Interest Expense (2)	47,444	43,163
Actual Interest Coverage Ratio (3)	3.75 x	3.96 x
Minimum Permitted Interest Coverage Ratio	2.25 x	2.15 x
Calculation of Leverage Ratio:
Funded Indebtedness (4)	$722,030	$764,026
Less: Cash and equivalents	(38,874)	(31,463)

Funded Indebtedness, net of cash	683,156	732,563
Consolidated EBITDA (1)	178,148	170,993
Actual Leverage Ratio (5)	3.83 x	4.28 x
Maximum Permitted Leverage Ratio	5.25 x	5.75 x

(1)	Consolidated EBITDA is defined in our senior credit facility as follows:

	Twelve Months Ended March 31,
	2006	2005
	(Unaudited, in thousands)
Net earnings	$36,134	$32,177
Interest expense, excluding amortization of debt issuance costs	46,280	41,480
Amortization of debt issuance costs	1,858	2,052
Income tax expense	12,532	19,966
Depreciation and amortization	71,390	67,394
Equity sponsor management fee (a)	1,824	1,800
Industrial revenue bonds related expenses (b)	973	917
Other non-recurring charges related to acquisition accounting (c)	—	1,268
Other (d)	6,769	4,644

	177,760	171,698
Unrealized gains (losses) on swap contracts	(388)	705

Consolidated EBITDA, as defined in our senior credit facility	$178,148	$170,993

(a)	Reflects management fees paid to equity sponsors.
(b)	Reflects fees associated with industrial revenue bonds guaranteed by certain of our subsidiaries.
(c)	Reflects loss associated with SFAS 141 purchase accounting primarily for inventories.
(d)	Reflects the following:

	Twelve Months Ended March 31,
	2006	2005
	(Unaudited, in thousands)
Equity in losses (earnings) of unconsolidated subsidiaries	$(58)	$1,195
Losses from the sale of assets not in the ordinary course of business	116	996
Preferred return on deferred compensation	1,027	1,534
Fees and expenses in connection with the exchange of the Senior Subordinated Notes for registered notes	—	291
Debt extinguishment expenses which do not represent a cash item	4,134	—
Letter of credit fees	138	146
Other non-recurring charges	1,412	482

	$6,769	$4,644

(2)	Consolidated cash interest expense, as calculated in our senior credit facility, was as follows:

	Twelve Months Ended March 31,
	2006	2005
	(Unaudited, in thousands)
Interest expense, net	$47,780	$44,483
Interest income	1,522	732

Gross interest expense	49,302	45,215

Less: Amortization of debt issuance costs	1,858	2,052

Consolidated cash interest expense	$47,444	$43,163

(3)	Represents ratio of consolidated EBITDA to consolidated interest expense.

(4)	Funded indebtedness was as follows:

	March 31,
	2006	2005
	(Unaudited, in thousands)
Term loan facility	$540,000	$455,050
Senior unsecured term loan facility	—	135,000
8% senior subordinated notes	150,000	150,000
Insurance bonds	201	878
Guarantee obligations (see Debt Guarantees described below)	15,989	6,038
Capital leases	6,183	6,751
Standby letters of credit (primarily with our casualty insurance carrier)	6,815	6,489
Funded indebtedness of Trilogy Egg Products, Inc.	2,792	3,577
Other	50	243

	$722,030	$764,026

(5)	Represents ratio of funded indebtedness less cash and equivalents to consolidated EBITDA.

As of March 31, 2006, approximately $540.0 million was outstanding under the senior credit facility, and additional capacity of approximately $6.8 million was used under our $100 million revolving line of credit for outstanding letters of credit. The weighted average interest rate for our borrowings under the senior credit facility was approximately 6.7% at March 31, 2006. Given our business trends and cash flow forecast, we do not anticipate any use of the revolving line of credit in the near future, except for letters of credit purposes. However, it is possible that one or more acquisitions could arise, which could result in much, or all, of the revolving line of credit being utilized at some point.

We have guaranteed, through our Waldbaum subsidiary, the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of four municipalities where we have food processing facilities. The repayment of these bonds is funded through the wastewater treatment charges paid by us. However, should those charges not be sufficient to fund the bond payments as they become due, we have agreed to pay any shortfall. The remaining principal balance of these bonds at March 31, 2006 was approximately $16.0 million.

Our parent, M-Foods Holdings, Inc., has outstanding 9.75% Senior Discount Notes due October 1, 2013. The accreted balance of these notes as of March 31, 2006 was $115.8 million. We do not have any obligation to make payments on these Notes.

Our ability to make payments on and to refinance our debt, including the notes and to fund planned capital expenditures will depend on our ability to generate sufficient cash in the future. This, to some extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We believe that, based on current levels of operations, we will be able to meet our debt service obligations when due. Significant assumptions underlie this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. If our future cash flows from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the notes, on or before maturity. We cannot assure our investors that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including the Senior Subordinated Notes and our senior credit facility, may limit our ability to pursue any of these alternatives.

We invested approximately $7 million in capital expenditures in the three months ended March 31, 2006. We plan to spend approximately $34 million in total capital expenditures for 2006, which has been, or will be, used to maintain existing production facilities, to expand our value-added egg products and potato products capacity, and to secure new trucks and trailers. We expect to fund this spending from operating cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the three months ended March 31, 2006. For additional information regarding our market risk, please refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2006. Based on these evaluations, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.

b. Changes in internal controls

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Readers are directed to our Form 10-K for 2005 filed March 23, 2006, Item 1A, for a discussion of Risk Factors. We do not believe there have been any material changes to our Risk Factors since that filing.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL FOODS, INC.

Date: May 11, 2006	By:	/s/ GREGG A. OSTRANDER
Gregg A. Ostrander (Chairman and Chief Executive Officer)

	By:	/s/ JOHN D. REEDY
John D. Reedy (Executive Vice President and Chief Financial Officer)