Form 10-Q
period 2006-06-30
MICHAEL FOODS INC/NEW
filed 2006-08-14
CIK 1278679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

The registrant’s Common Stock is not publicly traded. The Registrant had 3,000 shares of $0.01 par value common stock outstanding as of August 3, 2006.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$50,370	$42,179
Accounts receivable, less allowances	96,194	103,108
Inventories	107,662	97,879
Prepaid expenses and other	8,643	8,703

Total current assets	262,869	251,869

PROPERTY, PLANT AND EQUIPMENT
Land	4,044	4,044
Buildings and improvements	116,188	114,793
Machinery and equipment	291,156	277,856

	411,388	396,693
Less accumulated depreciation	138,984	109,406

	272,404	287,287
OTHER ASSETS
Goodwill	521,435	521,435
Intangible assets, net	224,453	232,233
Other assets	40,037	40,752

	785,925	794,420

	$1,321,198	$1,333,576

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$6,274	$3,484
Accounts payable	60,795	69,475
Accrued liabilities
Compensation	13,985	18,006
Customer programs	43,157	43,750
Interest	2,629	2,632
Other	28,669	34,599

Total current liabilities	155,509	171,946
LONG-TERM DEBT, less current maturities	703,119	706,239
DEFERRED INCOME TAXES	129,311	136,328
DEFERRED COMPENSATION	15,650	15,048
COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDER’S EQUITY
Common stock, $0.01 par value, 3,000 shares authorized, issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Additional paid-in capital	259,586	254,617
Retained earnings	56,272	45,610
Accumulated other comprehensive income	1,751	3,788

	317,609	304,015

	$1,321,198	$1,333,576

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the three months ended June 30,

(Unaudited, in thousands)

	2006	2005
Net sales	$298,913	$301,125
Cost of sales	243,200	242,396

Gross profit	55,713	58,729
Selling, general and administrative expenses	33,046	33,865

Operating profit	22,667	24,864
Interest expense, net	12,625	11,637
Other expense	—	59

Earnings before income taxes	10,042	13,168
Income tax expense	3,499	4,937

Net earnings	$6,543	$8,231

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the six months ended June 30,

(Unaudited, in thousands)

	2006	2005
Net sales	$606,304	$606,089
Cost of sales	495,704	490,058

Gross profit	110,600	116,031
Selling, general and administrative expenses	68,689	67,612

Operating profit	41,911	48,419
Interest expense, net	25,264	23,615
Other expense	116	688

Earnings before income taxes	16,531	24,116
Income tax expense	5,869	9,041

Net earnings	$10,662	$15,075

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30,

(Unaudited, in thousands)

	2006	2005
Net cash provided by operating activities	$23,984	$48,602
Cash flows from investing activities:
Capital expenditures	(14,075)	(19,311)
Other assets	(45)	62

Net cash used in investing activities	(14,120)	(19,249)
Cash flows from financing activities:
Payments on long-term debt	(1,742)	(3,646)
Proceeds from long-term debt	—	705
Other	15	—

Net cash used in financing activities	(1,727)	(2,941)
Effect of exchange rate changes on cash	54	(49)

Net increase in cash and equivalents	8,191	26,363
Cash and equivalents at beginning of period	42,179	31,816

Cash and equivalents at end of period	$50,370	$58,179

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

We utilize a fifty-two/fifty-three week fiscal year ending on the Saturday nearest to December 31 each year. The quarter ended June 30, 2006 was a 13 week period ended July 1, 2006 and the quarter ended June 30, 2005 was a 13 week period ended July 2, 2005. For clarity of presentation, we describe both periods as if the quarters ended on June 30th.

In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations for the periods indicated. Our results of operations and cash flows for the period ended June 30, 2006 are not necessarily indicative of the results expected for the full year.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs—An amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement, required effective January 1, 2006, did not affect our financial condition or results of operations.

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

In July 2006, the Financial Accounting Standards Board released a final Interpretation titled FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 will be adopted in the first quarter of 2007. We are currently analyzing the impact, if any, that FIN 48 will have on our financial statements.

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

Each segment’s share of goodwill was as follows (in thousands):

	June 30, 2006	December 31, 2005
Egg Products	$428,940	$428,940
Refrigerated Distribution	32,290	32,290
Potato Products	60,205	60,205

	$521,435	$521,435

Other Intangibles

We recognize an acquired intangible asset apart from goodwill whenever the asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset or liability. An intangible asset other than goodwill is amortized over its estimated useful life unless that life is determined to be indefinite. Straight-line amortization reflects an appropriate allocation of the cost of intangible assets to earnings in proportion to the amount of economic benefit obtained by the Company in each reporting period. Impairment losses are recognized if the carrying amount of an intangible asset subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

Our intangible assets were as follows (in thousands):

	June 30, 2006	December 31, 2005
Amortizable intangible assets, principally customer relationships	$230,615	$230,615
Accumulated amortization	(40,187)	(32,407)

	190,428	198,208
Indefinite lived intangible assets-trademarks	34,025	34,025

	$224,453	$232,233

The aggregate amortization expense was $7,780,000 for both the six months ended June 30, 2006 and 2005. The estimated amortization expense for the years ending December 31, 2006 through December 31, 2010 is as follows (in thousands):

2006	$15,554
2007	15,328
2008	15,328
2009	15,328
2010	15,328

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

Deferred Financing Costs

Deferred financing costs are included as a component of other assets and are being amortized using the interest method over the lives of the respective debt agreements. Our deferred financing costs were as follows (in thousands)

	June 30, 2006	December 31, 2005
Deferred financing costs	$31,273	$31,273
Accumulated amortization	(4,971)	(4,209)

	$26,302	$27,064

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

Inventories consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Raw materials and supplies	$19,352	$17,752
Work in process and finished goods	65,928	57,961
Flocks	22,382	22,166

	$107,662	$97,879

NOTE C—COMMITMENTS AND CONTINGENCIES

Litigation

We are engaged in routine litigation incidental to our business. We believe the ultimate outcome of this litigation will not have a material effect on our consolidated financial position, liquidity or results of operations.

NOTE D—SHAREHOLDER’S EQUITY

Additional Paid in Capital

In March 2006, we recorded a $4.9 million non-cash capital contribution from our parent, M-Foods Holdings, Inc. (“Holdings”) related to the tax benefit the Company receives due to filing a consolidated Federal tax return with Holdings. The tax benefit is derived by the interest expense deduction of Holdings on the consolidated tax return.

Comprehensive Income

The components of and changes in accumulated other comprehensive income (loss), net of taxes, during the six months ended June 30, 2006 were as follows (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Interest Rate Caplet	Total
Balance at December 31, 2005	$942	$3,405	$(559)	$3,788
Foreign currency translation adjustment	—	469	—	469
Interest rate caplet	—	—	210	210
Change due to cash flow hedges	(2,716)	—	—	(2,716)

Balance at June 30, 2006	$(1,774)	$3,874	$(349)	$1,751

Comprehensive income, net of taxes, for the three months ended June 30, 2006 and 2005 was as follows (in thousands):

Net earnings for the three months ended June 30, 2006		$6,543
Net gains (losses) arising during the period:
Change due to cash flow hedges	287
Interest rate caplet	128
Foreign currency translation adjustment	496

Other comprehensive income		911

Comprehensive income for the three months ended June 30, 2006		$7,454

Net earnings for the three months ended June 30, 2005		$8,231
Net gains (losses) arising during the period:
Change due to cash flow hedges	1,240
Interest rate caplet	(25)
Foreign currency translation adjustment	(1,178)

Other comprehensive income		37

Comprehensive income for the three months ended June 30, 2005		$8,268

Comprehensive income, net of taxes, for the six months ended June 30, 2006 and 2005 was as follows (in thousands):

Net earnings for the six months ended June 30, 2006		$10,662
Net gains (losses) arising during the period:
Change due to cash flow hedges	(2,716)
Interest rate caplet	210
Foreign currency translation adjustment	469

Other comprehensive loss		(2,037)

Comprehensive income for the six months ended June 30, 2006		$8,625

Net earnings for the six months ended June 30, 2005		$15,075
Net gains (losses) arising during the period:
Change due to cash flow hedges	5,828
Interest rate caplet	(41)
Foreign currency translation adjustment	(1,794)

Other comprehensive income		3,993

Comprehensive income for the six months ended June 30, 2005		$19,068

NOTE E—BUSINESS SEGMENTS

We operate in three reportable segments—Egg Products, Refrigerated Distribution and Potato Products. Certain financial information on our operating segments is as follows (unaudited, in thousands):

	EGG PRODUCTS	REFRIGERATED DISTRIBUTION	POTATO PRODUCTS	CORPORATE	TOTAL
Three months ended June 30, 2006:
External net sales	$207,585	$64,270	$27,058	$—	$298,913
Intersegment sales	2,493	—	1,222	—	3,715
Operating profit (loss)	16,320	4,429	4,269	(2,351)	22,667
Depreciation and amortization	16,221	1,158	1,479	2	18,860

Three months ended June 30, 2005:
External net sales	$211,823	$65,043	$24,259	$—	$301,125
Intersegment sales	1,921	—	1,006	—	2,927
Operating profit (loss)	19,532	3,557	4,103	(2,328)	24,864
Depreciation and amortization	14,810	1,151	1,593	1	17,555

Six months ended June 30, 2006:
External net sales	$420,570	$132,886	$52,848	$—	$606,304
Intersegment sales	4,377	—	2,485	—	6,862
Operating profit (loss)	31,479	7,686	7,696	(4,950)	41,911
Depreciation and amortization	32,423	2,314	2,958	3	37,698

Six months ended June 30, 2005:
External net sales	$427,085	$130,908	$48,096	$—	$606,089
Intersegment sales	3,844	—	2,090	—	5,934
Operating profit (loss)	39,030	7,105	7,329	(5,045)	48,419
Depreciation and amortization	29,629	2,276	3,188	2	35,095

NOTE F—SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Our senior credit agreement and senior subordinated notes have been guaranteed, on a joint and several basis, by us and our 100% owned domestic subsidiaries. The senior credit agreement is also guaranteed by our parent, M-Foods Holdings, Inc.

The following condensed consolidating financial information presents our condensed consolidating balance sheets at June 30, 2006 and December 31, 2005, together with our condensed consolidating statements of earnings for the three and six month periods ended June 30, 2006 and 2005 and the cash flows for the six month periods ended June 30, 2006 and 2005. These financial statements reflect Michael Foods, Inc. (the parent), the wholly-owned guarantor subsidiaries (on a combined basis), the non-guarantor subsidiary (MFI Food Canada Ltd.), and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Balance Sheets

June 30, 2006

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$48,951	$—	$1,419	$—	$50,370
Accounts receivable, less allowances	5,859	91,590	6,627	(7,882)	96,194
Inventories	—	100,258	7,404	—	107,662
Prepaid expenses and other	461	7,806	376	—	8,643

Total current assets	55,271	199,654	15,826	(7,882)	262,869

Property, Plant and Equipment—net	40	252,661	19,703	—	272,404

Other assets:
Goodwill	—	518,409	3,026	—	521,435
Other assets	26,987	250,490	2,410	(15,397)	264,490
Investment in subsidiaries	924,139	2,859	—	(926,998)	—

	951,126	771,758	5,436	(942,395)	785,925

Total assets	$1,006,437	$1,224,073	$40,965	$(950,277)	$1,321,198

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$5,400	$—	$1,594	$(720)	$6,274
Accounts payable	284	57,732	11,119	(8,340)	60,795
Accrued liabilities	11,075	75,539	1,826	—	88,440

Total current liabilities	16,759	133,271	14,539	(9,060)	155,509
Long-term debt, less current maturities	669,293	25,607	28,182	(19,963)	703,119
Deferred income taxes	(10,774)	142,617	(2,532)	—	129,311
Deferred compensation	15,650	—	—	—	15,650
Shareholder’s equity	315,509	922,578	776	(921,254)	317,609

Total liabilities and shareholder’s equity	$1,006,437	$1,224,073	$40,965	$(950,277)	$1,321,198

Condensed Consolidating Balance Sheets

December 31, 2005

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$41,153	$—	$1,026	$—	$42,179
Accounts receivable, less allowances	3,180	101,193	7,008	(8,273)	103,108
Inventories	—	91,054	6,825	—	97,879
Prepaid expenses and other	605	7,954	144	—	8,703

Total current assets	44,938	200,201	15,003	(8,273)	251,869

Property, Plant and Equipment—net	34	267,060	20,193	—	287,287

Other assets:
Goodwill	—	518,409	3,026	—	521,435
Other assets	37,903	248,192	2,410	(15,520)	272,985
Investment in subsidiaries	928,038	4,438	—	(932,476)	—

	965,941	771,039	5,436	(947,996)	794,420

Total assets	$1,010,913	$1,238,300	$40,632	$(956,269)	$1,333,576

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$2,700	$—	$784	$—	$3,484
Accounts payable	853	69,511	8,896	(9,785)	69,475
Accrued liabilities	19,843	77,453	1,691	—	98,987

Total current liabilities	23,396	146,964	11,371	(9,785)	171,946
Long-term debt, less current maturities	679,171	18,613	27,553	(19,098)	706,239
Deferred income taxes	(6,370)	143,926	(1,228)	—	136,328
Deferred compensation	15,048	—	—	—	15,048
Shareholder’s equity	299,668	928,797	2,936	(927,386)	304,015

Total liabilities and shareholder’s equity	$1,010,913	$1,238,300	$40,632	$(956,269)	$1,333,576

Condensed Consolidating Statements of Earnings

Three months ended June 30, 2006

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$290,744	$13,163	$(4,994)	$298,913
Cost of sales	—	235,350	12,844	(4,994)	243,200

Gross profit	—	55,394	319	—	55,713
Selling, general and administrative expenses	2,351	31,102	1,100	(1,507)	33,046

Operating profit (loss)	(2,351)	24,292	(781)	1,507	22,667
Interest expense, net	12,220	(68)	473	—	12,625
Other expense (income)	(1,507)	—	—	1,507	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(13,064)	24,360	(1,254)	—	10,042
Equity in earnings (loss) of subsidiaries	15,028	(671)	—	(14,357)	—

Earnings (loss) before income taxes	1,964	23,689	(1,254)	(14,357)	10,042
Income tax expense (benefit)	(4,579)	8,661	(583)	—	3,499

Net earnings (loss)	$6,543	$15,028	$(671)	$(14,357)	$6,543

Condensed Consolidating Statements of Earnings

Six months ended June 30, 2006

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$587,940	$27,712	$(9,348)	$606,304
Cost of sales	—	477,990	27,062	(9,348)	495,704

Gross profit	—	109,950	650	—	110,600
Selling, general and administrative expenses	4,950	64,138	2,599	(2,998)	68,689

Operating profit (loss)	(4,950)	45,812	(1,949)	2,998	41,911
Interest expense, net	24,387	(60)	937	—	25,264
Other expense (income)	(2,998)	116	—	2,998	116

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(26,339)	45,756	(2,886)	—	16,531
Equity in earnings (loss) of subsidiaries	27,564	(1,670)	—	(25,894)	—

Earnings (loss) before income taxes	1,225	44,086	(2,886)	(25,894)	16,531
Income tax expense (benefit)	(9,437)	16,522	(1,216)	—	5,869

Net earnings (loss)	$10,662	$27,564	$(1,670)	$(25,894)	$10,662

Condensed Consolidating Statements of Earnings

Three months ended June 30, 2005

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$291,241	$14,610	$(4,726)	$301,125
Cost of sales	—	232,972	14,150	(4,726)	242,396

Gross profit	—	58,269	460	—	58,729
Selling, general and administrative expenses	2,328	31,519	1,397	(1,379)	33,865

Operating profit (loss)	(2,328)	26,750	(937)	1,379	24,864
Interest expense, net	11,109	113	415	—	11,637
Other expense (income)	(1,379)	59	—	1,379	59

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(12,058)	26,578	(1,352)	—	13,168
Equity in earnings (loss) of subsidiaries	15,947	(752)	—	(15,195)	—

Earnings (loss) before income taxes	3,889	25,826	(1,352)	(15,195)	13,168
Income tax expense (benefit)	(4,342)	9,879	(600)	—	4,937

Net earnings (loss)	$8,231	$15,947	$(752)	$(15,195)	$8,231

Condensed Consolidating Statements of Earnings

Six months ended June 30, 2005

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$585,821	$29,295	$(9,027)	$606,089
Cost of sales	—	471,134	27,951	(9,027)	490,058

Gross profit	—	114,687	1,344	—	116,031
Selling, general and administrative expenses	5,045	62,708	2,681	(2,822)	67,612

Operating profit (loss)	(5,045)	51,979	(1,337)	2,822	48,419
Interest expense, net	22,485	255	875	—	23,615
Other expense (income)	(2,822)	688	—	2,822	688

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(24,708)	51,036	(2,212)	—	24,116
Equity in earnings (loss) of subsidiaries	30,740	(1,199)	—	(29,541)	—

Earnings (loss) before income taxes	6,032	49,837	(2,212)	(29,541)	24,116
Income tax expense (benefit)	(9,043)	19,097	(1,013)	—	9,041

Net earnings (loss)	$15,075	$30,740	$(1,199)	$(29,541)	$15,075

Condensed Consolidating Statements of Cash Flows

Six months ended June 30, 2006

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by operating activities	$3,561	$19,191	$1,232	$23,984
Cash flows from investing activities:
Capital expenditures	(11)	(13,944)	(120)	(14,075)
Other assets	(95)	50	—	(45)

Net cash used in investing activities	(106)	(13,894)	(120)	(14,120)
Cash flows from financing activities:
Payments on long-term debt	—	—	(1,742)	(1,742)
Other	15	—	—	15
Investment in subsidiaries	4,328	(5,297)	969	—

Net cash provided by (used in) financing activities	4,343	(5,297)	(773)	(1,727)
Effect of exchange rate changes on cash	—	—	54	54

Net increase in cash and equivalents	7,798	—	393	8,191
Cash and equivalents at beginning of period	41,153	—	1,026	42,179

Cash and equivalents at end of period	$48,951	$—	$1,419	$50,370

Condensed Consolidating Statements of Cash Flows

Six months ended June 30, 2005

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by operating activities	$10,049	$37,908	$645	$48,602
Cash flows from investing activities:
Capital expenditures	—	(18,579)	(732)	(19,311)
Other assets	7	55	—	62

Net cash provided by (used in) investing activities	7	(18,524)	(732)	(19,249)
Cash flows from financing activities:
Payments on long-term debt	(3,238)	(17)	(391)	(3,646)
Proceeds from long-term debt	—	813	(108)	705
Investment in subsidiaries	19,703	(19,703)	—	—

Net cash provided by (used in) financing activities	16,465	(18,907)	(499)	(2,941)
Effect of exchange rate changes on cash	—	—	(49)	(49)

Net increase (decrease) in cash and equivalents	26,521	477	(635)	26,363
Cash and equivalents at beginning of period	29,954	—	1,862	31,816

Cash and equivalents at end of period	$56,475	$477	$1,227	$58,179

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

Commodities and Product Pricing

The profit margins we earn on many of our products are sensitive to changes in commodity prices. Approximately 75% of the Egg Products Division’s annual net sales come from higher value-added egg products, such as extended shelf-life liquid and precooked products, with the remainder coming from products mainly used in the food ingredients market, or shell eggs. Gross profit margins for higher value-added egg products are generally less sensitive to commodity price fluctuations, such as grains used for hen feed and certain externally sourced eggs, than are other egg products or shell eggs; however, we are unable to adjust pricing for these products as quickly as we are for other egg products and shell eggs when our costs change. Margins for our food ingredient egg products and shell eggs are more commodity price-sensitive than are higher value-added product sales. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Graded shell egg pricing in the first six months of 2006 was approximately 12% higher than in the comparable 2005 period (as measured by Urner Barry Publications). Feed costs, determined largely by corn and soybean meal prices, declined year-over-year during the 2006 period.

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

Results of Operations

Readers are directed to Note E—Business Segments for data on the unaudited financial results of our business segments for the three and six month periods ended June 30, 2006 and 2005.

Three Months Ended June 30, 2006 as Compared to Three Months Ended June 30, 2005

Net Sales. Net sales for the three months ended June 30, 2006 decreased $2.2 million, or approximately 0.7%, to $298.9 million from $301.1 million for the three months ended June 30, 2005. We experienced increased unit sales, but certain product categories had notable market-driven deflation.

Egg Products Division Net Sales. Egg Products Division external net sales for the three months ended June 30, 2006 decreased $4.2 million, or 2%, to $207.6 million from $211.8 million for the three months ended June 30, 2005. External net sales in the 2006 period increased for most higher value-added lines and decreased for most other product lines, the latter reflecting low market prices for these product lines, coupled with lower unit sales for frozen and dried products. Sales were weakest for dried items, which recorded an 18% net sales decline due to a decline in volume. Given weak market pricing, we chose to not pursue certain dried business that might be attractive under more normal business conditions. Divisional unit sales were approximately the same during the 2006 period as they were in the 2005 period, although the important egg substitutes product line had a unit sales increase of 7%. Sales of higher value-added egg products represented approximately 75% of the Egg Products Division’s net sales in the 2006 period and approximately 72% in the 2005 period.

Refrigerated Distribution Division Net Sales. Refrigerated Distribution Division external net sales for the three months ended June 30, 2006 decreased $0.7 million, or 1%, to $64.3 million from $65.0 million for the three months ended June 30, 2005. This decrease was due primarily to market-driven cheese and butter deflation. Unit sales were relatively flat, but increased 4% for distributed products. For our core line, branded cheese, unit sales increased 2% in the 2006 period as compared to the 2005 period. We saw continued success in gaining cheese market share, as has largely been the case in recent years. Unit sales gains were strongest for potato products, up 26%, and were also strong for butter (+18%) and bagels (+13%). Private label cheese and shell eggs unit sales decreased 15% and 7%, respectively.

Potato Products Division Net Sales. Potato Products Division external net sales for the three months ended June 30, 2006 increased $2.8 million, or 12%, to $27.1 million from $24.3 million for the three months ended June 30, 2005. This increase was attributable to strong unit sales growth for both foodservice and retail potato products, with the latter increasing 28% from 2005 period levels. As a category, retail refrigerated potato products experienced notable growth in 2005 and thus far in 2006. Retail selling prices decreased as a result of increased trade spending to enhance our competitive position.

Gross Profit. Gross profit for the three months ended June 30, 2006 decreased $3.0 million, or 5%, to $55.7 million from $58.7 million for the three months ended June 30, 2005. Our gross profit margin decreased to 18.6% compared to 19.5% in the same period in 2005. The lower gross profit margin mainly reflected a decreased gross profit margin in the Egg Products Division. This decrease was due to negative gross profits from certain food ingredient egg product sales, reflecting poor market pricing. Additionally, we experienced increases in energy, packaging and freight costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2006 decreased $0.9 million, or 3%, to $33.0 million from $33.9 million for the three months ended June 30, 2005. Selling, general and administrative expenses decreased to 11.1% of net sales in the 2006 period compared with 11.2% for the 2005 period. A main factor in the operating expense reduction was a decrease in the 2006 period incentive compensation accrual as compared to the 2005 period.

Operating Profit. Operating profit for the three months ended June 30, 2006 decreased $2.2 million, or approximately 9%, to $22.7 million from $24.9 million for the three months ended June 30, 2005. Our operating profit margin decreased to 7.6% in the 2006 period from 8.3% in the 2005 period due to a decline in gross profit margin for the reasons noted above.

Egg Products Division Operating Profit. Egg Products Division operating profit for the three months ended June 30, 2006 decreased $3.2 million, or 16%, to $16.3 million from $19.5 million for the three months ended June 30, 2005. Operating profits increased for most higher value-added egg product lines. However, certain other product lines saw significant decreases, reflecting the combination of lower unit sales for such products and diminished spreads between input costs and selling prices.

Refrigerated Distribution Division Operating Profit. Refrigerated Distribution Division operating profit for the three months ended June 30, 2006 increased $0.8 million, or 22%, to $4.4 million from $3.6 million for the three months ended June 30, 2005. Operating profits for our key product line, branded cheese, increased over 50% in the 2006 period, as compared to the 2005 period, due to improved sales and raw material costs. Market pricing caused an expected significant reduction in shell egg operating profits.

Potato Products Division Operating Profit. Potato Products Division operating profit for the three months ended June 30, 2006 increased $0.2 million, or 5%, to $4.3 million from $4.1 million for the three months ended June 30, 2005. This reflected increased results from the foodservice business in the 2006 period, compared to the 2005 period. Operating profits from our retail potato products sales decreased, however, as the result of increased trade and consumer spending to enhance our competitive position.

Other Expense (Income). Other expense of $59,000 was recorded in the 2005 period. The expense is related to the net losses from our Belgium joint venture.

Interest Expense and Income Taxes. Net interest expense increased by approximately $1.0 million in the 2006 period compared to the 2005 period, reflecting higher interest rates. Our effective tax rate was 34.8% in the 2006 period compared to 37.5% in the 2005 period. The effective rate was affected by the amount of permanent differences between book and taxable income, including the qualified production activities deduction created by The American Jobs Creation Act of 2004, and a reduction in our state tax rate.

Six Months Ended June 30, 2006 as Compared to Six Months Ended June 30, 2005

Net Sales. Net sales for the six months ended June 30, 2006 increased $0.2 million, or approximately 0.1%, to $606.3 million from $606.1 million for the six months ended June 30, 2005, reflecting increased unit sales in two of our divisions, partially offset by deflationary impacts.

Egg Products Division Net Sales. Egg Products Division external net sales for the six months ended June 30, 2006 decreased $6.5 million, or 2%, to $420.6 million from $427.1 million for the six months ended June 30, 2005. External net sales in the 2006 period increased for most higher value-added lines and decreased for most other product lines, reflecting market pricing for these product lines, coupled with lower unit sales for frozen and dried products. Sales were weakest for dried items, which recorded a 16% net sales decline due to a decline in volume. Given weak market pricing, we chose to not pursue certain dried business that might be attractive under more normal business conditions. Divisional unit sales were approximately the same during the 2006 period as they were in the 2005 period, although the important egg substitutes product line had a unit sales increase of 7%. Sales of higher value-added egg products represented approximately 74% of the Egg Products Division’s net sales in the 2006 period and approximately 72% in the 2005 period.

Refrigerated Distribution Division Net Sales. Refrigerated Distribution Division external net sales for the six months ended June 30, 2006 increased $2.0 million, or 2%, to $132.9 million from $130.9 million for the six months ended June 30, 2005. This increase was due primarily to strong cheese unit sales. For our core line, branded cheese, unit sales increased 6% in the 2006 period as compared to the 2005 period. We saw continued success in gaining cheese market share, as has largely been the case in recent years. Results from other product lines were mixed, although butter (+13%) and potato products (+17%) unit sales each increased in the 2006 period as compared to the 2005 period. Private label cheese and shell egg unit sales decreased 3% and 9%, respectively.

Potato Products Division Net Sales. Potato Products Division external net sales for the six months ended June 30, 2006 increased $4.7 million, or 10%, to $52.8 million from $48.1 million for the six months ended June 30, 2005. This increase was attributable to strong unit sales growth for both foodservice and retail potato products, with the latter increasing 22% from 2005 period levels. As a category, retail refrigerated potato products experienced notable growth in 2005 and thus far in 2006. Retail selling prices decreased as a result of increased trade spending to enhance our competitive position.

Gross Profit. Gross profit for the six months ended June 30, 2006 decreased $5.4 million, or 5%, to $110.6 million from $116.0 million for the six months ended June 30, 2005. Our gross profit margin decreased to 18.2% compared to 19.1% in the same period in 2005. The lower gross profit margin mainly reflected a decreased gross profit margin in the Egg Products Division. This decrease was due to negative gross profits from several egg product lines, mainly reflecting poor market pricing. Additionally, we experienced increases in energy, packaging and freight costs, which we were not able to fully offset via selective price increases.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2006 increased $1.1 million, or 2%, to $68.7 million from $67.6 million for the six months ended June 30, 2005. Selling, general and administrative expenses increased to 11.3% of net sales in the 2006 period compared with 11.1% for the 2005 period. Selling and marketing costs were higher in the 2006 period than in the 2005 period. In addition, incentive compensation expenses decreased in the 2006 period compared to the 2005 period.

Operating Profit. Operating profit for the six months ended June 30, 2006 decreased $6.5 million, or approximately 13%, to $41.9 million from $48.4 million for the six months ended June 30, 2005. Our operating profit margin decreased to 6.9% in the 2006 period from 8.0% in the 2005 period due to a decline in gross profit margin for the reasons noted above.

Egg Products Division Operating Profit. Egg Products Division operating profit for the six months ended June 30, 2006 decreased $7.5 million, or 19%, to $31.5 million from $39.0 million for the six months ended June 30, 2005. Operating profits declined for most egg products categories, but increased for the hardcooked line. Significant losses were recorded from the sale of frozen, dried and short shelf-life products, reflecting the combination of lower unit sales for such products and diminished spreads between input costs and selling prices.

Refrigerated Distribution Division Operating Profit. Refrigerated Distribution Division operating profit for the six months ended June 30, 2006 increased $0.6 million, or 8%, to $7.7 million from $7.1 million for the six months ended June 30, 2005. Operating profits for our key product line, branded cheese, increased over 20% in the 2006 period, as compared to the 2005 period, due to improved sales and raw material costs. Market pricing caused an expected significant reduction in shell egg operating profits.

Potato Products Division Operating Profit. Potato Products Division operating profit for the six months ended June 30, 2006 increased $0.4 million, or 5%, to $7.7 million from $7.3 million for the six months ended June 30, 2005. This reflected increased results from the foodservice business in the 2006 period, compared to the 2005 period. Operating profits from our retail potato products sales decreased slightly, however, as the result of increased retail trade and consumer spending to enhance our competitive position.

Other Expense (Income). Other expense of $116,000 was recorded in the 2006 period as compared to $688,000 in the 2005 period. The change is related to a decrease in net losses from our Belgium joint venture.

Interest Expense and Income Taxes. Net interest expense increased by approximately $1.6 million in the 2006 period compared to the 2005 period, reflecting higher interest rates. Our effective tax rate was 35.5% in the 2006 period compared to 37.5% in the 2005 period. The effective rate was affected by the amount of permanent differences between book and taxable income, including the qualified production activities deduction created by The American Jobs Creation Act of 2004, and a reduction in our state tax rate.

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

Cash flow provided by operating activities was $24.0 million for the six months ended June 30, 2006, compared to $48.6 million in the comparable 2005 period. The decrease in cash flow provided by operating activities was due to increased working capital and decreased earnings in the 2006 period. Our cash flows used in investing activities decreased to $14.1 million for the six months ended June 30, 2006 from $19.2 million for the 2005 period. Cash flows from financing activities were not significant in either period, as we relied on internally generated funds for our capital requirements.

We continue to have substantial annual cash interest expense. Our senior credit facility requires us to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the senior credit facility and the indenture relating to the 8% Senior Subordinated Notes due 2013 contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in these agreements. Our failure to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on our results of operations, financial position and cash flow. In general, the debt covenants limit our discretion in the operation of our businesses. We were in compliance with all of the covenants under the senior credit facility and the indenture as of June 30, 2006.

The following is a calculation of our minimum interest coverage and maximum leverage ratios under our senior credit facility for the twelve-month periods ended June 30, 2006 and 2005. The terms and related calculations are defined in our senior credit facility, which agreement and amendments thereto were included as Exhibit 10.1 of our registration statement on Form S-4 (Registration No. 333-112714) as filed with the Commission on February 11, 2004, as Exhibit 10.33 to our current report on Form 8-K as filed with the Commission on September 22, 2004 and as Exhibit 10.1 to our current report on Form 8-K as filed with the Commission on May 18, 2005.

	Twelve Months Ended June 30,
	2006	2005
	(Unaudited, in thousands)
Calculation of Interest Coverage Ratio:
Consolidated EBITDA (1)	$178,082	$171,532
Consolidated Cash Interest Expense (2)	48,829	44,152
Actual Interest Coverage Ratio (3)	3.65 x	3.89 x
Minimum Permitted Interest Coverage Ratio	2.25 x	2.15 x
Calculation of Leverage Ratio:
Funded Indebtedness (4)	$721,982	$760,182
Less: Cash and equivalents	(50,370)	(58,179)

Funded Indebtedness, net of cash	671,612	702,003
Consolidated EBITDA (1)	178,082	171,532
Actual Leverage Ratio (5)	3.77 x	4.08 x
Maximum Permitted Leverage Ratio	5.25 x	5.75 x

(1)	Consolidated EBITDA is defined in our senior credit facility as follows:

	Twelve Months Ended June 30,
	2006	2005
	(Unaudited, in thousands)
Net earnings	$34,446	$33,019
Interest expense, excluding amortization of debt issuance costs	47,606	42,736
Amortization of debt issuance costs	1,723	2,058
Income tax expense	11,094	20,272
Depreciation and amortization	72,695	67,989
Equity sponsor management fee (a)	1,853	1,857
Industrial revenue bonds related expenses (b)	981	910
Other non-recurring charges related to acquisition accounting (c)	—	380
Other (d)	6,901	3,104

	177,299	172,325
Unrealized gains (losses) on swap contracts	(783)	793

Consolidated EBITDA, as defined in our senior credit facility	$178,082	$171,532

(a)	Reflects management fees paid to equity sponsors.
(b)	Reflects fees associated with industrial revenue bonds guaranteed by certain of our subsidiaries.
(c)	Reflects loss associated with SFAS 141 purchase accounting primarily for inventories.

(d)	Reflects the following:

	Twelve Months Ended June 30,
	2006	2005
	(Unaudited, in thousands)
Equity in losses (earnings) of unconsolidated subsidiaries	$(117)	$77
Losses from the sale of assets not in the ordinary course of business	148	1,058
Non-cash compensation	1,128	1,272
Fees and expenses in connection with the exchange of the Senior Subordinated Notes for registered notes	—	102
Debt extinguishment expenses which do not represent a cash item	4,134	—
Letter of credit fees	139	140
Other non-recurring charges	1,469	455

	$6,901	$3,104

(2)	Consolidated cash interest expense, as calculated in our senior credit facility, was as follows:

	Twelve Months Ended June 30,
	2006	2005
	(Unaudited, in thousands)
Interest expense, net	$48,768	$45,339
Interest income	1,784	871

Gross interest expense	50,552	46,210
Less: Amortization of debt issuance costs	1,723	2,058

Consolidated cash interest expense	$48,829	$44,152

(3)	Represents ratio of consolidated EBITDA to consolidated interest expense.

(4)	Funded indebtedness was as follows:

	June 30,
	2006	2005
	(Unaudited, in thousands)
Term loan facility	$540,000	$451,812
Senior unsecured term loan facility	—	135,000
8% senior subordinated notes	150,000	150,000
Insurance bonds	388	878
Guarantee obligations (see Debt Guarantees described below)	15,981	6,031
Capital leases	6,261	6,318
Standby letters of credit (primarily with our casualty insurance carrier)	6,470	6,489
Funded indebtedness of Trilogy Egg Products, Inc.	2,832	3,420
Other	50	234

	$721,982	$760,182

(5)	Represents ratio of funded indebtedness less cash and equivalents to consolidated EBITDA.

As of June 30, 2006, approximately $540.0 million was outstanding under the senior credit facility, and additional capacity of approximately $6.5 million was used under our $100 million revolving line of credit for outstanding letters of credit. The weighted average interest rate for our borrowings under the senior credit facility was approximately 7.5% at June 30, 2006. Given our business trends and cash flow forecast, we do not anticipate any use of the revolving line of credit in the near future, except for letters of credit purposes. However, it is possible that one or more acquisitions could arise, which could result in much, or all, of the revolving line of credit being utilized at some point.

We have guaranteed, through our Waldbaum subsidiary, the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of three municipalities where we have food processing facilities. The repayment of these bonds is funded through the wastewater treatment charges paid by us. However, should those charges not be sufficient to fund the bond payments as they become due, we have agreed to pay any shortfall. The remaining principal balance of these bonds at June 30, 2006 was approximately $16.0 million.

Our parent, M-Foods Holdings, Inc., has outstanding 9.75% Senior Discount Notes due October 1, 2013. The accreted balance of these notes as of June 30, 2006 was $118.6 million. We do not have any obligation to make payments on these Notes.

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

We invested approximately $14 million in capital expenditures in the six months ended June 30, 2006. We plan to spend approximately $36 million in total capital expenditures for 2006, which has been, or will be, used to maintain existing production facilities, to expand our value-added egg products and potato products capacity, and to secure new trucks and trailers. We expect to fund this spending from operating cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the six months ended June 30, 2006. For additional information regarding our market risk, please refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2006. Based on these evaluations, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.

b. Changes in internal controls

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MICHAEL FOODS, INC.

Date: August 14, 2006	By:	/s/ GREGG A. OSTRANDER
Gregg A. Ostrander (Chairman and Chief Executive Officer)

	By:	/s/ JOHN D. REEDY
John D. Reedy (Executive Vice President and Chief Financial Officer)