Form 10-Q
period 2006-09-30
MICHAEL FOODS INC/NEW
filed 2006-11-06
CIK 1278679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

The registrant’s Common Stock is not publicly traded. The Registrant had 3,000 shares of $0.01 par value common stock outstanding as of November 3, 2006.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$45,078	$42,179
Accounts receivable, less allowances	106,203	103,108
Inventories	106,884	97,879
Prepaid expenses and other	10,277	8,703

Total current assets	268,442	251,869

PROPERTY, PLANT AND EQUIPMENT
Land	4,044	4,044
Buildings and improvements	116,160	114,793
Machinery and equipment	298,961	277,856

	419,165	396,693
Less accumulated depreciation	153,733	109,406

	265,432	287,287

OTHER ASSETS
Goodwill	521,435	521,435
Intangible assets, net	220,563	232,233
Other assets	37,411	40,752

	779,409	794,420

	$1,313,283	$1,333,576

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$6,269	$3,484
Accounts payable	58,507	69,475
Accrued liabilities
Compensation	11,427	18,006
Customer programs	39,445	43,750
Interest	5,516	2,632
Other	27,161	34,599

Total current liabilities	148,325	171,946
LONG-TERM DEBT, less current maturities	701,451	706,239
DEFERRED INCOME TAXES	124,859	136,328
DEFERRED COMPENSATION	15,951	15,048
COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDER’S EQUITY
Common stock, $0.01 par value, 3,000 shares authorized, issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Additional paid-in capital	259,615	254,617
Retained earnings	60,174	45,610
Accumulated other comprehensive income	2,908	3,788

	322,697	304,015

	$1,313,283	$1,333,576

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the three months ended September 30,

(Unaudited, in thousands)

	2006	2005
Net sales	$308,940	$309,154
Cost of sales	250,286	249,923

Gross profit	58,654	59,231
Selling, general and administrative expenses	35,239	32,816

Operating profit	23,415	26,415
Interest expense, net	13,685	11,535

Earnings before income taxes and equity in losses of unconsolidated subsidiary	9,730	14,880
Income tax expense	3,231	5,569

Earnings before equity in losses of unconsolidated subsidiary	6,499	9,311
Equity in losses of unconsolidated subsidiary	2,597	23

Net earnings	$3,902	$9,288

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the nine months ended September 30,

(Unaudited, in thousands)

	2006	2005
Net sales	$915,244	$915,243
Cost of sales	745,990	739,981

Gross profit	169,254	175,262
Selling, general and administrative expenses	103,928	100,428

Operating profit	65,326	74,834
Interest expense, net	38,949	35,150

Earnings before income taxes and equity in losses of unconsolidated subsidiary	26,377	39,684
Income tax expense	9,100	14,610

Earnings before equity in losses of unconsolidated subsidiary	17,277	25,074
Equity in losses of unconsolidated subsidiary	2,713	711

Net earnings	$14,564	$24,363

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30,

(Unaudited, in thousands)

	2006	2005
Net cash provided by operating activities	$28,402	$67,668
Cash flows from investing activities:
Capital expenditures	(22,131)	(30,140)
Other assets	(98)	131

Net cash used in investing activities	(22,229)	(30,009)
Cash flows from financing activities:
Payments on long-term debt	(3,335)	(5,042)
Other	23	—

Net cash used in financing activities	(3,312)	(5,042)
Effect of exchange rate changes on cash	38	27

Net increase in cash and equivalents	2,899	32,644
Cash and equivalents at beginning of period	42,179	31,816

Cash and equivalents at end of period	$45,078	$64,460

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

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

We utilize a fifty-two/fifty-three week fiscal year ending on the Saturday nearest to December 31 each year. The quarter ended September 30, 2006 was a 13 week period and the quarter ended September 30, 2005 was a 13 week period ended October 1, 2005. For clarity of presentation, we describe both periods as if the quarters ended on September 30th.

In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations for the periods indicated. Our results of operations and cash flows for the period ended September 30, 2006 are not necessarily indicative of the results expected for the full year.

In July 2006, the Financial Accounting Standards Board released a final Interpretation titled FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 will be adopted in the first quarter of 2007. We are currently analyzing the impact, if any, that FIN 48 will have on our financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement. We believe the adoption of SFAS No. 157 will not have a material impact on our consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. We do not have a company sponsored defined benefit pension or postretirement plan. We believe the adoption of SFAS No. 158 will not have an impact on our consolidated financial position or results of operations.

Goodwill and Intangible Assets with Indefinite Lives

We recognize the excess cost of an acquired entity over the net amount assigned to assets acquired, including intangible assets with indefinite lives, and liabilities assumed, as goodwill. Goodwill and intangible assets with indefinite lives (trademarks) are tested for impairment on an annual basis during the fourth quarter, and between annual tests whenever there is an impairment indicated. Fair values are estimated based on our best assessment of market value compared with the corresponding carrying value of the reporting unit, including goodwill. Impairment losses will be recognized whenever the implied fair value is less than the carrying value of the related asset.

Each segment’s share of goodwill was as follows (in thousands):

	September 30, 2006	December 31, 2005
Egg Products	$428,940	$428,940
Refrigerated Distribution	32,290	32,290
Potato Products	60,205	60,205

	$521,435	$521,435

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

Our intangible assets were as follows (in thousands):

	September 30, 2006	December 31, 2005
Amortizable intangible assets, principally customer relationships	$230,615	$230,615
Accumulated amortization	(44,077)	(32,407)

	186,538	198,208
Indefinite lived intangible assets-trademarks	34,025	34,025

	$220,563	$232,233

The aggregate amortization expense was $11,670,000 for both the nine months ended September 30, 2006 and 2005. The estimated amortization expense for the years ending December 31, 2006 through December 31, 2010 is as follows (in thousands):

2006	$15,554
2007	15,328
2008	15,328
2009	15,328
2010	15,328

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

Deferred Financing Costs

Deferred financing costs are included as a component of other assets and are being amortized using the interest method over the lives of the respective debt agreements. Our deferred financing costs were as follows (in thousands):

	September 30, 2006	December 31, 2005
Deferred financing costs	$31,279	$31,273
Accumulated amortization	(5,351)	(4,209)

	$25,928	$27,064

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

Inventories consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Raw materials and supplies	$19,401	$17,752
Work in process and finished goods	64,837	57,961
Flocks	22,646	22,166

	$106,884	$97,879

NOTE C—COMMITMENTS AND CONTINGENCIES

Litigation

We are engaged in routine litigation incidental to our business. We believe the ultimate outcome of this litigation will not have a material effect on our consolidated financial position, liquidity or results of operations.

NOTE D—SHAREHOLDER’S EQUITY

Additional Paid in Capital

In March 2006, we recorded a $4.9 million non-cash capital contribution from our parent, M-Foods Holdings, Inc. (“Holdings”) related to the tax benefit the Company receives on Holdings’ interest deduction due to filing a consolidated Federal tax return with Holdings.

Comprehensive Income

The components of and changes in accumulated other comprehensive income (loss), net of taxes, during the nine months ended September 30, 2006 were as follows (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Interest Rate Caplet	Total
Balance at December 31, 2005	$942	$3,405	$(559)	$3,788
Foreign currency translation adjustment	—	886	—	886
Interest rate caplet, net	—	—	364	364
Change due to cash flow hedges, net	(2,130)	—	—	(2,130)

Balance at September 30, 2006	$(1,188)	$4,291	$(195)	$2,908

Comprehensive income, net of taxes, for the three months ended September 30, 2006 and 2005 was as follows (in thousands):

Net earnings for the three months ended September 30, 2006		$3,902
Net gains (losses) arising during the period:
Change due to cash flow hedges	586
Interest rate caplet	154
Foreign currency translation adjustment	417

Other comprehensive income		1,157

Comprehensive income for the three months ended September 30, 2006		$5,059

Net earnings for the three months ended September 30, 2005		$9,288
Net gains (losses) arising during the period:
Change due to cash flow hedges	294
Interest rate caplet	3
Foreign currency translation adjustment	1,700

Other comprehensive income		1,997

Comprehensive income for the three months ended September 30, 2005		$11,285

Comprehensive income, net of taxes, for the nine months ended September 30, 2006 and 2005 was as follows (in thousands):

Net earnings for the nine months ended September 30, 2006		$14,564
Net gains (losses) arising during the period:
Change due to cash flow hedges	(2,130)
Interest rate caplet	364
Foreign currency translation adjustment	886

Other comprehensive loss		(880)

Comprehensive income for the nine months ended September 30, 2006		$13,684

Net earnings for the nine months ended September 30, 2005		$24,363
Net gains (losses) arising during the period:
Change due to cash flow hedges	6,122
Interest rate caplet	(38)
Foreign currency translation adjustment	(94)

Other comprehensive income		5,990

Comprehensive income for the nine months ended September 30, 2005		$30,353

NOTE E—OTHER MATTERS

Environmental Matters

We are negotiating the payment of a civil penalty to resolve all alleged violations claimed by federal and State of Nebraska environmental agencies with respect to our discharge of wastewater to the municipal treatment facility in Wakefield, Nebraska. There has been no admission or any finding of liability. As of September 30, 2006, we have an accrual of approximately $1 million related to this matter.

Officer Severance

On August 26, 2006 our then President and Chief Operating Officer, James D. Clarkson, passed away. Mr. Clarkson had an employment agreement which provided that in the case of his death or disability, Mr. Clarkson’s estate would receive a payment equal to any annual base salary earned by Mr. Clarkson through the date of termination not yet paid, plus his target bonus for the year pro rated for the months of his employment in that year, plus any eligible unpaid other benefits, plus two times the total of an amount equal to Mr. Clarkson’s then current annual base salary and target bonus. Accordingly, we expensed a one time payment made to Mr. Clarkson’s estate of $2.4 million in September 2006 to satisfy our severance obligations. We also recorded $558,000 of stock option compensation expense with respect to the fair market value of the vested stock options held by Mr. Clarkson’s estate.

Belgian Joint Venture

We hold a 35.63% ownership in Belovo S.A., a Belgian egg products company. Our investment in the joint venture was $2.9 million at December 31, 2005. In January 2006, Belovo completed a scission of its business, splitting its operations into five separate entities. Based on continuing losses and the current financial position of Belovo we believe a valuation adjustment is necessary. We recorded approximately $0.8 million of losses related to Belovo’s 2006 operations and we adjusted the value of our investment in Belovo to zero in September 2006 by recording a $1.8 million valuation adjustment.

NOTE F—BUSINESS SEGMENTS

We operate in three reportable segments—Egg Products, Refrigerated Distribution and Potato Products. Certain financial information on our operating segments is as follows (unaudited, in thousands):

	EGG PRODUCTS	REFRIGERATED DISTRIBUTION	POTATO PRODUCTS	CORPORATE & ELIMINATIONS	TOTAL
Three months ended September 30, 2006:
External net sales	$216,566	$63,214	$29,160	$—	$308,940
Intersegment sales	2,255	—	1,081	(3,336)	—
Operating profit (loss)	18,593	4,437	5,148	(4,763)	23,415
Depreciation and amortization	16,224	1,159	1,477	4	18,864

Three months ended September 30, 2005:
External net sales	$218,524	$66,078	$24,552	$—	$309,154
Intersegment sales	2,562	—	1,074	(3,636)	—
Operating profit (loss)	21,093	3,442	3,704	(1,824)	26,415
Depreciation and amortization	14,854	1,166	1,595	1	17,616

Nine months ended September 30, 2006:
External net sales	$637,136	$196,100	$82,008	$—	$915,244
Intersegment sales	6,632	—	3,566	(10,198)	—
Operating profit (loss)	50,072	12,123	12,844	(9,713)	65,326
Depreciation and amortization	48,647	3,473	4,435	7	56,562

Nine months ended September 30, 2005:
External net sales	$645,609	$196,986	$72,648	$—	$915,243
Intersegment sales	6,406	—	3,164	(9,570)	—
Operating profit (loss)	60,123	10,547	11,033	(6,869)	74,834
Depreciation and amortization	44,483	3,442	4,783	3	52,711

NOTE G—SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Our senior credit agreement and senior subordinated notes have been guaranteed, on a joint and several basis, by us and our 100% owned domestic subsidiaries. The senior credit agreement is also guaranteed by our parent, M-Foods Holdings, Inc.

The following condensed consolidating financial information presents our condensed consolidating balance sheets at September 30, 2006 and December 31, 2005, together with our condensed consolidating statements of earnings for the three and nine month periods ended September 30, 2006 and 2005 and the cash flows for the nine month periods ended September 30, 2006 and 2005. These financial statements reflect Michael Foods, Inc. (the parent), the wholly-owned guarantor subsidiaries (on a combined basis), the non-guarantor subsidiary (MFI Food Canada Ltd.), and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Balance Sheets

September 30, 2006

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$43,919	$—	$1,159	$—	$45,078
Accounts receivable, less allowances	6,340	102,292	7,166	(9,595)	106,203
Inventories	—	97,092	9,792	—	106,884
Prepaid expenses and other	909	9,015	353	—	10,277

Total current assets	51,168	208,399	18,470	(9,595)	268,442

Property, Plant and Equipment—net	36	246,232	19,164	—	265,432

Other assets:
Goodwill	—	518,409	3,026	—	521,435
Other assets	26,612	244,349	2,410	(15,397)	257,974
Investment in subsidiaries	1,375,189	3,149	—	(1,378,338)	—

	1,401,801	765,907	5,436	(1,393,735)	779,409

Total assets	$1,453,005	$1,220,538	$43,070	$(1,403,330)	$1,313,283

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$5,400	$—	$1,590	$(721)	$6,269
Accounts payable	266	54,742	13,758	(10,259)	58,507
Accrued liabilities	15,063	67,129	1,357	—	83,549

Total current liabilities	20,729	121,871	16,705	(10,980)	148,325
Long-term debt, less current maturities	669,479	24,071	27,813	(19,912)	701,451
Deferred income taxes	(15,579)	142,955	(2,517)	—	124,859
Deferred compensation	15,951	—	—	—	15,951
Shareholder’s equity	762,425	931,641	1,069	(1,372,438)	322,697

Total liabilities and shareholder’s equity	$1,453,005	$1,220,538	$43,070	$(1,403,330)	$1,313,283

Condensed Consolidating Balance Sheets

December 31, 2005

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$41,153	$—	$1,026	$—	$42,179
Accounts receivable, less allowances	3,180	101,193	7,008	(8,273)	103,108
Inventories	—	91,054	6,825	—	97,879
Prepaid expenses and other	605	7,954	144	—	8,703

Total current assets	44,938	200,201	15,003	(8,273)	251,869

Property, Plant and Equipment—net	34	267,060	20,193	—	287,287

Other assets:
Goodwill	—	518,409	3,026	—	521,435
Other assets	37,903	248,192	2,410	(15,520)	272,985
Investment in subsidiaries	928,038	4,438	—	(932,476)	—

	965,941	771,039	5,436	(947,996)	794,420

Total assets	$1,010,913	$1,238,300	$40,632	$(956,269)	$1,333,576

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$2,700	$—	$784	$—	$3,484
Accounts payable	853	69,511	8,896	(9,785)	69,475
Accrued liabilities	19,843	77,453	1,691	—	98,987

Total current liabilities	23,396	146,964	11,371	(9,785)	171,946
Long-term debt, less current maturities	679,171	18,613	27,553	(19,098)	706,239
Deferred income taxes	(6,370)	143,926	(1,228)	—	136,328
Deferred compensation	15,048	—	—	—	15,048
Shareholder’s equity	299,668	928,797	2,936	(927,386)	304,015

Total liabilities and shareholder’s equity	$1,010,913	$1,238,300	$40,632	$(956,269)	$1,333,576

Condensed Consolidating Statements of Earnings

Three months ended September 30, 2006

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$300,150	$13,434	$(4,644)	$308,940
Cost of sales	—	243,614	11,316	(4,644)	250,286

Gross profit	—	56,536	2,118	—	58,654
Selling, general and administrative expenses	4,763	30,162	1,437	(1,123)	35,239

Operating profit (loss)	(4,763)	26,374	681	1,123	23,415
Interest expense, net	13,299	(85)	471	—	13,685
Other expense (income)	(1,123)	—	—	1,123	—

Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(16,939)	26,459	210	—	9,730
Equity in earnings (loss) of consolidated subsidiaries	14,998	289	—	(15,287)	—

Earnings (loss) before income taxes and equity in losses of unconsolidated subsidiary	(1,941)	26,748	210	(15,287)	9,730
Income tax expense (benefit)	(5,843)	9,153	(79)	—	3,231

Earnings (loss) before equity in losses of unconsolidated subsidiary	3,902	17,595	289	(15,287)	6,499
Equity in losses of unconsolidated subsidiary	—	2,597	—	—	2,597

Net earnings (loss)	$3,902	$14,998	$289	$(15,287)	$3,902

Condensed Consolidating Statements of Earnings

Nine months ended September 30, 2006

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$888,090	$41,146	$(13,992)	$915,244
Cost of sales	—	721,604	38,378	(13,992)	745,990

Gross profit	—	166,486	2,768	—	169,254
Selling, general and administrative expenses	9,713	94,300	4,036	(4,121)	103,928

Operating profit (loss)	(9,713)	72,186	(1,268)	4,121	65,326
Interest expense, net	37,686	(145)	1,408	—	38,949
Other expense (income)	(4,121)	—	—	4,121	—

Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(43,278)	72,331	(2,676)	—	26,377
Equity in earnings (loss) of consolidated subsidiaries	42,562	(1,381)	—	(41,181)	—

Earnings (loss) before income taxes and equity in losses of unconsolidated subsidiary	(716)	70,950	(2,676)	(41,181)	26,377
Income tax expense (benefit)	(15,280)	25,675	(1,295)	—	9,100

Earnings (loss) before equity in losses of unconsolidated subsidiary	14,564	45,275	(1,381)	(41,181)	17,277
Equity in losses of unconsolidated subsidiary	—	2,713	—	—	2,713

Net earnings (loss)	$14,564	$42,562	$(1,381)	$(41,181)	$14,564

Condensed Consolidating Statements of Earnings

Three months ended September 30, 2005

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$300,211	$14,004	$(5,061)	$309,154
Cost of sales	—	240,996	13,988	(5,061)	249,923

Gross profit	—	59,215	16	—	59,231
Selling, general and administrative expenses	1,824	31,312	1,107	(1,427)	32,816

Operating profit (loss)	(1,824)	27,903	(1,091)	1,427	26,415
Interest expense, net	11,025	73	437	—	11,535
Other expense (income)	(1,427)	—	—	1,427	—

Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(11,422)	27,830	(1,528)	—	14,880
Equity in earnings (loss) of consolidated subsidiaries	16,908	(836)	—	(16,072)	—

Earnings (loss) before income taxes and equity in losses of unconsolidated subsidiary	5,486	26,994	(1,528)	(16,072)	14,880
Income tax expense (benefit)	(3,802)	10,063	(692)	—	5,569

Earnings (loss) before equity in losses of unconsolidated subsidiary	9,288	16,931	(836)	(16,072)	9,311
Equity in losses of unconsolidated subsidiary	—	23	—	—	23

Net earnings (loss)	$9,288	$16,908	$(836)	$(16,072)	$9,288

Condensed Consolidating Statements of Earnings

Nine months ended September 30, 2005

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$886,032	$43,299	$(14,088)	$915,243
Cost of sales	—	712,130	41,939	(14,088)	739,981

Gross profit	—	173,902	1,360	—	175,262
Selling, general and administrative expenses	6,869	94,021	3,788	(4,250)	100,428

Operating profit (loss)	(6,869)	79,881	(2,428)	4,250	74,834
Interest expense, net	33,510	328	1,312	—	35,150
Other expense (income)	(4,250)	—	—	4,250	—

Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(36,129)	79,553	(3,740)	—	39,684
Equity in earnings (loss) of consolidated subsidiaries	47,647	(2,035)	—	(45,612)	—

Earnings (loss) before income taxes and equity in losses of unconsolidated subsidiary	11,518	77,518	(3,740)	(45,612)	39,684
Income tax expense (benefit)	(12,845)	29,160	(1,705)	—	14,610

Earnings (loss) before equity in losses of unconsolidated subsidiary	24,363	48,358	(2,035)	(45,612)	25,074
Equity in losses of unconsolidated subsidiary	—	711	—	—	711

Net earnings (loss)	$24,363	$47,647	$(2,035)	$(45,612)	$24,363

Condensed Consolidating Statements of Cash Flows

Nine months ended September 30, 2006

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by operating activities	$6,624	$20,181	$1,597	$28,402
Cash flows from investing activities:
Capital expenditures	(10)	(21,686)	(435)	(22,131)
Other assets	(101)	3	—	(98)

Net cash used in investing activities	(111)	(21,683)	(435)	(22,229)
Cash flows from financing activities:
Payments on long-term debt	(1,350)	—	(1,985)	(3,335)
Other	23	—	—	23
Investment in subsidiaries	(2,420)	1,502	918	—

Net cash provided by (used in) financing activities	(3,747)	1,502	(1,067)	(3,312)
Effect of exchange rate changes on cash	—	—	38	38

Net increase in cash and equivalents	2,766	—	133	2,899
Cash and equivalents at beginning of period	41,153	—	1,026	42,179

Cash and equivalents at end of period	$43,919	$—	$1,159	$45,078

Condensed Consolidating Statements of Cash Flows

Nine months ended September 30, 2005

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by operating activities	$17,995	$48,704	$969	$67,668
Cash flows from investing activities:
Capital expenditures	—	(29,136)	(1,004)	(30,140)
Other assets	1	130	—	131

Net cash provided by (used in) investing activities	1	(29,006)	(1,004)	(30,009)
Cash flows from financing activities
Payments on long-term debt	(3,238)	(1,077)	(727)	(5,042)
Investment in subsidiaries	18,621	(18,621)	—	—

Net cash provided by (used in) financing activities	15,383	(19,698)	(727)	(5,042)
Effect of exchange rate changes on cash	—	—	27	27

Net increase (decrease) in cash and equivalents	33,379	—	(735)	32,644
Cash and equivalents at beginning of period	29,954	—	1,862	31,816

Cash and equivalents at end of period	$63,333	$—	$1,127	$64,460

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

Commodities and Product Pricing

The profit margins we earn on many of our products are sensitive to changes in commodity prices. Approximately 75% of the Egg Products Division’s annual net sales come from higher value-added egg products, such as extended shelf-life liquid and precooked products, with the remainder coming from products mainly used in the food ingredients market, or shell eggs. Gross profit margins for higher value-added egg products are generally less sensitive to commodity price fluctuations, such as grains used for hen feed and certain externally sourced eggs, than are other egg products or shell eggs; however, we are unable to adjust pricing for these products as quickly as we are for other egg products and shell eggs when our costs change. Margins for our food ingredient egg products and shell eggs are more commodity price-sensitive than are higher value-added product sales. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Graded shell egg pricing in the first nine months of 2006 was approximately 7% higher than in the comparable 2005 period (as measured by Urner Barry Publications). Feed costs, determined largely by corn and soybean meal prices, declined approximately 13% year-over-year during the 2006 period.

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

Results of Operations

Readers are directed to Note F—Business Segments for data on the unaudited financial results of our business segments for the three and nine month periods ended September 30, 2006 and 2005.

Three Months Ended September 30, 2006 as Compared to Three Months Ended September 30, 2005

Net Sales. Net sales for the three months ended September 30, 2006 decreased $0.3 million, or approximately 0.1%, to $308.9 million from $309.2 million for the three months ended September 30, 2005. We experienced increased unit sales in two divisions, but certain product categories had notable market-driven deflation.

Egg Products Division Net Sales. Egg Products Division external net sales for the three months ended September 30, 2006 decreased $1.9 million, or 1%, to $216.6 million from $218.5 million for the three months ended September 30, 2005. External net sales in the 2006 period increased for most higher value-added lines and decreased for most other product lines, the latter reflecting low market prices for frozen and short shelf-life liquid products, coupled with lower unit sales for frozen and dried products. Sales were weakest for frozen items, which recorded a 14% net sales decline due to a decline in volume and pricing. Given weak market pricing, we chose to not pursue certain frozen and dried business that might be attractive under more normal business conditions. We also experienced a pricing decline for higher value-added products, reflecting increased competition. Divisional unit sales increased approximately 4% in the 2006 period as compared to the 2005 period, with the important precooked product line showing a 7% unit sales increase. Sales of higher value-added egg products represented approximately 75% of the Egg Products Division’s net sales in the 2006 period and 73% in the 2005 period.

Refrigerated Distribution Division Net Sales. Refrigerated Distribution Division external net sales for the three months ended September 30, 2006 decreased $2.9 million, or 4%, to $63.2 million from $66.1 million for the three months ended September 30, 2005. This decrease was due primarily to a decline in shell egg sales (-16%) and market-driven cheese and butter deflation. Unit sales for distributed products (i.e., excluding shell eggs) increased 4% in the 2006 period as compared to the 2005 period. For our core line, branded cheese, unit sales were relatively consistent. Unit sales gains were strongest for bagels, deli and private label cheeses.

Potato Products Division Net Sales. Potato Products Division external net sales for the three months ended September 30, 2006 increased $4.6 million, or 19%, to $29.2 million from $24.6 million for the three months ended September 30, 2005. This increase was attributable to strong unit sales growth for both foodservice and retail potato products, with the latter increasing 28% from 2005 period levels. As a category, retail refrigerated potato products experienced notable growth in 2005 and in the first nine months of 2006. Retail selling prices were stable year-over-year, with foodservice pricing slightly improved.

Gross Profit. Gross profit for the three months ended September 30, 2006 decreased $0.5 million, or 1%, to $58.7 million from $59.2 million for the three months ended September 30, 2005. Our gross profit margin decreased to 19.0% compared to 19.2% in the same period in 2005. The lower gross profit margin mainly reflected a decreased gross profit margin in the Egg Products Division. This decrease was due to negative gross profits from one food ingredient egg product line, with decreased gross profit margins seen from other egg products lines, reflecting weaker pricing. Additionally, we experienced increases in energy, packaging and freight costs, which we were not able to fully offset with selective price increases.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2006 increased $2.4 million, or 7%, to $35.2 million from $32.8 million for the three months ended September 30, 2005. Selling, general and administrative expenses increased to 11.4% of net sales in the 2006 period compared with 10.6% for the 2005 period. The main reason for the increase in operating expense during the 2006 period was approximately $3 million for officer severance and related stock option compensation expense (see Note E to the condensed consolidated financial statements). Without such unexpected expenses, operating expenses in the 2006 period would have been roughly comparable to those of the 2005 period.

Operating Profit. Operating profit for the three months ended September 30, 2006 decreased $3.0 million, or approximately 11%, to $23.4 million from $26.4 million for the three months ended September 30, 2005. Our operating profit margin decreased to 7.6% in the 2006 period from 8.5% in the 2005 period due to a decline in gross profit margin and the increase in selling, general and administrative expenses related to officer severance and related stock option compensation expense noted above.

Egg Products Division Operating Profit. Egg Products Division operating profit for the three months ended September 30, 2006 decreased $2.5 million, or 12%, to $18.6 million from $21.1 million for the three months ended September 30, 2005. Operating profits increased for precooked product sales, but declined for other higher value-added egg product lines, based upon lower selling prices and higher costs. The collective operating loss from food ingredient egg products was less in the 2006 period than in the 2005 period, mainly reflecting improved dried products pricing.

Refrigerated Distribution Division Operating Profit. Refrigerated Distribution Division operating profit for the three months ended September 30, 2006 increased $1.0 million, or 29%, to $4.4 million from $3.4 million for the three months ended September 30, 2005. Operating profits for our key product line, branded cheese, increased significantly in the 2006 period, as compared to the 2005 period, due to improved raw material costs and reduced promotional spending.

Potato Products Division Operating Profit. Potato Products Division operating profit for the three months ended September 30, 2006 increased $1.4 million, or 38%, to $5.1 million from $3.7 million for the three months ended September 30, 2005. This reflected significantly higher operating profits from foodservice sales in the 2006 period, as compared to the 2005 period, and moderately higher operating profits from retail potato products sales due to unit sales increases.

Equity in Losses of Unconsolidated Subsidiary. A loss of $2,597,000 was recorded in the 2006 period compared to $23,000 in the 2005 period. The losses relate to our Belgian joint venture. In the 2006, period we recorded a valuation allowance of $1.8 million on the investment in the joint venture (see Note E to the condensed consolidated financial statements) and $0.8 million of losses related to Belovo’s 2006 operations.

Interest Expense and Income Taxes. Net interest expense increased by approximately $2.2 million in the 2006 period compared to the 2005 period, reflecting higher interest rates. Our effective tax rate on earnings before equity in losses of unconsolidated joint venture was 33.2% in the 2006 period compared to 37.4% in the 2005 period. The effective rate was affected by the amount of permanent differences between book and taxable income, including the qualified production activities deduction created by The American Jobs Creation Act of 2004, and a reduction in our state tax rate. We recorded a valuation allowance against the full amount of the deferred tax asset that resulted from the valuation adjustment of our investment in our Belgian joint venture (see Note E to the condensed consolidated financial statements). The valuation allowance was recorded because we believe it is more likely than not that the deferred tax asset that resulted from the valuation allowance on this investment will not be realized.

Nine Months Ended September 30, 2006 as Compared to Nine Months Ended September 30, 2005

Net Sales. Net sales were unchanged at $915.2 million for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

Egg Products Division Net Sales. Egg Products Division external net sales for the nine months ended September 30, 2006 decreased $8.5 million, or 1%, to $637.1 million from $645.6 million for the nine months ended September 30, 2005. External net sales in the 2006 period increased for higher value-added lines and decreased for most other product lines, reflecting market pricing for these product lines, coupled with lower unit sales for frozen and dried products. Sales were weakest for frozen and dried items, which each recorded an 11% net sales decline. Given weak market pricing, we chose to not pursue certain frozen and dried business that might be attractive under more normal business conditions. Divisional unit sales increased 1% during the 2006 period as compared to the 2005 period, with all higher value-added lines showing unit sales gains. Sales of higher value-added egg products represented approximately 74% of the Egg Products Division’s net sales in the 2006 period and approximately 73% in the 2005 period.

Refrigerated Distribution Division Net Sales. Refrigerated Distribution Division external net sales for the nine months ended September 30, 2006 decreased $0.9 million, or 0.5%, to $196.1 million from $197.0 million for the nine months ended September 30, 2005. This decrease was due primarily to cheese and butter market deflation. For our core line, branded cheese, unit sales increased 4% in the 2006 period as compared to the 2005 period. We saw continued success in gaining cheese market share, as has largely been the case in recent years. With the exception of shell eggs (-11%), unit sales increased for most product lines in the 2006 period as compared to the 2005 period.

Potato Products Division Net Sales. Potato Products Division external net sales for the nine months ended September 30, 2006 increased $9.4 million, or 13%, to $82.0 million from $72.6 million for the nine months ended September 30, 2005. This increase was attributable to strong unit sales growth for both foodservice and retail potato products, with the latter increasing 24% from 2005 period levels. As a category, retail refrigerated potato products experienced notable growth in 2005 and in the first nine months of 2006. Retail selling prices decreased as a result of increased trade spending to enhance our competitive position and foodservice products prices were approximately unchanged in the 2006 period as compared to the 2005 period.

Gross Profit. Gross profit for the nine months ended September 30, 2006 decreased $6.0 million, or 3%, to $169.3 million from $175.3 million for the nine months ended September 30, 2005. Our gross profit margin decreased to 18.5% compared to 19.1% in the same period in 2005. The lower gross profit margin mainly reflected a decreased gross profit margin in the Egg Products Division. This decrease was due, in part, to negative gross profits from two food ingredient egg product lines. Additionally, we experienced increases in energy, packaging and freight costs, which we were not able to fully offset with selective price increases.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2006 increased $3.5 million, or 3%, to $103.9 million from $100.4 million for the nine months ended September 30, 2005. Selling, general and administrative expenses increased to 11.4% of net sales in the 2006 period compared with 11.0% for the 2005 period. The main factor in the operating expense increase this period was approximately $3 million for officer severance and related stock option compensation expense (see Note E to the condensed consolidated financial statements).

Operating Profit. Operating profit for the nine months ended September 30, 2006 decreased $9.5 million, or approximately 13%, to $65.3 million from $74.8 million for the nine months ended September 30, 2005. Our operating profit margin decreased to 7.1% in the 2006 period from 8.2% in the 2005 period due to a decline in gross profit margin and the increase in selling, general and administrative expenses related to officer severance and related stock option compensation expense noted above.

Egg Products Division Operating Profit. Egg Products Division operating profit for the nine months ended September 30, 2006 decreased $10.0 million, or 17%, to $50.1 million from $60.1 million for the nine months ended September 30, 2005. Operating profits declined for most egg products categories, based upon lower selling prices and higher costs, but increased for the precooked and hardcooked lines. Significant losses were recorded from the sale of frozen, dried and short shelf-life products in both periods, reflecting the combination of lower unit sales (in most product lines) for such products and diminished spreads between input costs and selling prices. The 2006 period operating loss from these food ingredient product sales exceeded the loss in the 2005 period.

Refrigerated Distribution Division Operating Profit. Refrigerated Distribution Division operating profit for the nine months ended September 30, 2006 increased $1.6 million, or 15%, to $12.1 million from $10.5 million for the nine months ended September 30, 2005. Operating profits for our key product line, branded cheese, increased significantly in the 2006 period, as compared to the 2005 period, due to improved unit sales and lower raw material costs.

Potato Products Division Operating Profit. Potato Products Division operating profit for the nine months ended September 30, 2006 increased $1.8 million, or 16%, to $12.8 million from $11.0 million for the nine months ended September 30, 2005. This reflected significantly higher operating profits from foodservice sales in the 2006 period, as compared to the 2005 period, and slightly higher operating profits from retail potato products sales. Operating profit growth from our retail potato products sales was constrained by increased retail trade and consumer spending to enhance our competitive position.

Equity in Losses of Unconsolidated Subsidiary. Losses of $2,713,000 were recorded in the 2006 period as compared to $711,000 in the 2005 period. The losses relate to our Belgian joint venture. In the 2006 period we recorded a $1.8 million valuation allowance on the investment in the joint venture (see Note E to the condensed consolidated financial statements) and $0.9 million of losses related to Belovo’s 2006 operations.

Interest Expense and Income Taxes. Net interest expense increased by approximately $3.8 million in the 2006 period compared to the 2005 period, reflecting higher interest rates. Our effective tax rate on earnings before equity in losses of unconsolidated joint venture was 34.5% in the 2006 period compared to 36.8% in the 2005 period. The effective rate was affected by the amount of permanent differences between book and taxable income, including the qualified production activities deduction created by The American Jobs Creation Act of 2004, and a reduction in our state tax rate. We recorded a valuation allowance against the full amount of the deferred tax asset that resulted from the valuation adjustment of our investment in our Belgian joint venture (see Note E to the condensed consolidated financial statements). The valuation allowance was recorded because we believe it is more likely than not that the deferred tax asset that resulted from the valuation allowance on this investment will not be realized.

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

Cash flow provided by operating activities was $29.0 million for the nine months ended September 30, 2006, compared to $67.7 million in the comparable 2005 period. The decrease in cash flow provided by operating activities was due to increased working capital and decreased earnings in the 2006 period. Our cash flows used in investing activities decreased to $22.8 million for the nine months ended September 30, 2006 from $30 million for the 2005 period. Cash flows from financing activities included payments on long term debt; we relied on internally generated funds for our capital requirements.

We continue to have substantial annual cash interest expense. Our senior credit facility requires us to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the senior credit facility and the indenture relating to the 8% Senior Subordinated Notes due 2013 contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in these agreements. Our failure to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on our results of operations, financial position and cash flow. In general, the debt covenants limit our discretion in the operation of our businesses. We were in compliance with all of the covenants under the senior credit facility and the indenture as of September 30, 2006.

The following is a calculation of our minimum interest coverage and maximum leverage ratios under our senior credit facility for the twelve-month periods ended September 30, 2006 and 2005. The terms and related calculations are defined in our senior credit facility, which agreement and amendments thereto were included as Exhibit 10.1 of our registration statement on Form S-4 (Registration No. 333-112714) as filed with the Commission on February 11, 2004, as Exhibit 10.33 to our current report on Form 8-K as filed with the Commission on September 22, 2004 and as Exhibit 10.1 to our current report on Form 8-K as filed with the Commission on May 18, 2005.

	Twelve Months Ended September 30,
	2006		2005
	(Unaudited, in thousands)
Calculation of Interest Coverage Ratio:
Consolidated EBITDA (1)	$179,706		$175,403
Consolidated Cash Interest Expense (2)	51,195		45,305
Actual Interest Coverage Ratio (3)	3.51	x	3.87	x
Minimum Permitted Interest Coverage Ratio	2.25	x	2.25	x
Calculation of Leverage Ratio:
Funded Indebtedness (4)	$720,133		$770,346
Less: Cash and equivalents	(45,078)		(64,460)

Funded Indebtedness, net of cash	675,055		705,886
Consolidated EBITDA (1)	179,706		175,403
Actual Leverage Ratio (5)	3.76	x	4.02	x
Maximum Permitted Leverage Ratio	5.00	x	5.50	x

(1)	Consolidated EBITDA is defined in our senior credit facility as follows:

	Twelve Months Ended September 30,
	2006	2005
	(Unaudited, in thousands)
Net earnings	$29,060	$34,202
Interest expense, excluding amortization of debt issuance costs	49,911	44,130
Amortization of debt issuance costs	1,587	2,064
Income tax expense	8,754	20,761
Depreciation and amortization	73,943	68,599
Equity sponsor management fee (a)	1,855	1,926
Industrial revenue bonds related expenses (b)	989	924
Other non-recurring charges related to acquisition accounting (c)	—	214
Other (d)	12,131	2,869

	178,230	175,689
Unrealized gains (losses) on swap contracts	(1,476)	286

Consolidated EBITDA, as defined in our senior credit facility	$179,706	$175,403

(a)	Reflects management fees paid to equity sponsor.
(b)	Reflects fees associated with industrial revenue bonds guaranteed by certain of our subsidiaries.
(c)	Reflects loss associated with SFAS 141 purchase accounting primarily for inventories.

(d)	Reflects the following:

	Twelve Months Ended September 30,
	2006	2005
	(Unaudited, in thousands)
Equity in losses of unconsolidated subsidiaries	$2,457	$249
(Gains) losses from the sale of assets not in the ordinary course of business	(214)	1,420
Non-cash compensation	1,767	1,034
Debt extinguishment expenses which do not represent a cash item	4,134	—
Letter of credit fees	139	139
Other non-recurring charges	3,848	27

	$12,131	$2,869

(2)	Consolidated cash interest expense, as calculated in our senior credit facility, was as follows:

	Twelve Months Ended September 30,
	2006	2005
	(Unaudited, in thousands)
Interest expense, net	$50,918	$46,298
Interest income	1,864	1,071

Gross interest expense	52,782	47,369
Less: Amortization of debt issuance costs	1,587	2,064

Consolidated cash interest expense	$51,195	$45,305

(3)	Represents ratio of consolidated EBITDA to consolidated interest expense.

(4)	Funded indebtedness was as follows:

	September 30,
	2006	2005
	(Unaudited, in thousands)
Term loan facility	$538,650	$451,812
Senior unsecured term loan facility	—	135,000
8% senior subordinated notes	150,000	150,000
Insurance bonds	405	878
Guarantee obligations (see debt guarantees described below)	15,788	16,281
Capital leases	6,036	6,688
Standby letters of credit (primarily with our casualty insurance carrier)	6,469	6,489
Funded indebtedness of Trilogy Egg Products, Inc.	2,735	2,964
Other	50	234

	$720,133	$770,346

(5)	Represents ratio of funded indebtedness less cash and equivalents to consolidated EBITDA.

We use EBITDA as a measurement of our financial results because we believe it is indicative of the relative strength of our operating performance, it is used to determine incentive compensation levels and it is a key measurement contained in the financial covenants of our senior indebtedness.

As of September 30, 2006, approximately $538.7 million was outstanding under the senior credit facility, and additional capacity of approximately $6.5 million was used under our $100 million revolving line of credit for outstanding letters of credit. The weighted average interest rate for our borrowings under the senior credit facility was approximately 7.5% at September 30, 2006. Given our business trends and cash flow forecast, we do not anticipate any use of the revolving line of credit in the near future, except for letters of credit purposes. However, it is possible that one or more acquisitions could arise, which could result in much, or all, of the revolving line of credit being utilized at some point.

We have guaranteed, through our Waldbaum subsidiary, the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of three municipalities where we have food processing facilities. The repayment of these bonds is funded through the wastewater treatment charges paid by us. However, should those charges not be sufficient to fund the bond payments as they become due, we have agreed to pay any shortfall. The remaining principal balance of these bonds at September 30, 2006 was approximately $15.8 million.

Our parent, M-Foods Holdings, Inc., has outstanding 9.75% Senior Discount Notes due October 1, 2013. The accreted balance of these notes as of September 30, 2006 was $121.4 million. We do not have any obligation to make payments on these Notes.

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

We invested approximately $22.1 million in capital expenditures in the nine months ended September 30, 2006. We plan to spend approximately $35 million in total capital expenditures for 2006, which has been, or will be, used to maintain existing production facilities, to expand our value-added egg products and potato products capacity, and to secure new trucks and trailers. We expect to fund this spending from operating cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk during the nine months ended September 30, 2006. For additional information regarding our market risk, please refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2006. Based on these evaluations, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.

b. Changes in internal controls

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MICHAEL FOODS, INC.

Date: November 6, 2006	By:	/s/ GREGG A. OSTRANDER
Gregg A. Ostrander (Chairman, Chief Executive Officer and President)

	By:	/s/ JOHN D. REEDY
John D. Reedy (Executive Vice President and Chief Financial Officer)