Form 10-K
period 2006-12-31
MICHAEL FOODS INC/NEW
filed 2007-04-04
CIK 1278679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The registrant’s common stock is not publicly traded. There were 3,000 shares of the registrant’s common stock outstanding as of March 15, 2007.

Documents incorporated by reference: None

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report (please see Item 1A—RISK FACTORS). Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-K include changes in domestic and international economic conditions. Additional risks and uncertainties include variances in the demand for our products due to consumer and industry developments, as well as variances in the costs to produce such products, including normal volatility in egg, feed, butter and cheese costs. If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

General

Michael Foods, Inc. and its subsidiaries (together, the “Company,” “we,” “us,” and “our”) is a diversified producer and distributor of food products in three areas—egg products, refrigerated distribution and potato products. We believe, through our Egg Products Division, we are the largest producer of processed egg products in North America. Our Refrigerated Distribution Division distributes a broad line of refrigerated grocery products to retail grocery outlets, including cheese, shell eggs, bagels, butter, margarine, muffins, potato products and ethnic foods. Our Potato Products Division processes and distributes refrigerated potato products sold to the foodservice and retail grocery markets in the United States. Please see Note I to our consolidated financial statements for additional information about our business segments.

Our strategy is to create value-added food and service solutions with our customers and suppliers to deliver profitable and sustainable growth.

In November 2003, we were acquired by an investor group comprised of a private equity firm and a management group through the merger of THL Food Products Co. with and into the previous M-Foods Holdings, Inc. (the “Merger”), with old M-Foods Holdings, Inc. being the continuing entity. Old M-Foods Holdings, Inc. then merged with Michael Foods, Inc. Old M-Foods Holdings, Inc. continued as the surviving corporation and was immediately thereafter renamed Michael Foods, Inc. (the “Company”). Any reference to the “Predecessor” refers to Michael Foods, Inc. prior to the Merger. Our current parent, as a result of the Merger, is M-Foods Holdings, Inc.

Egg Products Division

The Egg Products Division, comprised of our subsidiaries M. G. Waldbaum Company (“Waldbaum”), Papetti’s Hygrade Egg Products, Inc. (“Papetti’s”), MFI Food Canada, Ltd. and Trilogy Egg Products, Inc., produces, processes and distributes numerous egg products and shell eggs. Collectively, the entities are also referred to as the Michael Foods Egg Products Company. We believe that our Egg Products Division is the largest egg products producer and the fourth largest egg producer in North America. Principal value-added egg products are ultrapasteurized, extended shelf-life liquid eggs (“Easy Eggs®” and “Excell”), egg white-based egg substitutes (“Better ‘n Eggs™” and “All Whites™”), and hardcooked and precooked egg products (“Table Ready™”). Other egg products include frozen, liquid and dried egg whites, yolks and whole eggs. We believe our Egg Products Division is the largest supplier of extended shelf-life liquid eggs, precooked egg patties and omelets, dried eggs and hardcooked eggs in North America and is a leading supplier of frozen and liquid whole eggs, whites and yolks.

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

In 2006, the Division derived approximately 98% of net sales from egg products, with 2% of net sales coming from shell eggs. Pricing for shell eggs and certain egg products in the United States and Canada reflects levels reported by Urner Barry Spot Egg Market Quotations (“Urner Barry”), a recognized industry publication. Prices of certain higher valued-added products, such as extended shelf-life liquid eggs, egg substitutes, and hardcooked and precooked egg products typically are not significantly affected by Urner Barry quoted price levels. Such products accounted for approximately 74% of the Division’s 2006 sales. Prices for the Division’s other products, including short shelf-life liquid, certain dried and frozen products and, particularly, shell eggs, are significantly affected by market prices as reported by Urner Barry.

In 2006, approximately 30% of the Division’s egg needs were satisfied by production from our owned hens, with the balance being purchased under third-party egg procurement contracts and in the spot market. The cost of eggs from our owned facilities is largely dependent upon the cost of feed. Additionally, for an increasing proportion of eggs purchased under third-party egg procurement contracts, the egg cost is determined by the cost of feed, as the contracts are priced using a formula based upon the underlying feed costs. For the remaining portion of eggs purchased under third-party egg procurement contracts and for eggs purchased in the spot market, the egg cost is determined by normal market forces. Such costs are largely determined by reference to Urner Barry quotations. Historically, feed costs have generally been less volatile than have egg market prices, and internally produced eggs generally have been lower in cost than externally sourced eggs. Key feed costs, such as corn and soybean meal costs, are partially hedged through the use of futures and other purchase contracts. There is no market mechanism for hedging egg prices.

The Division has endeavored to moderate the effects of egg market commodity factors through an emphasis on value-added products and the internal production of eggs, where the egg cost is somewhat controllable. Further, the Division attempts to match market-affected egg sourcing with the production of egg products whose selling prices are also market-affected, and cost-affected egg sourcing, as best can be managed, with higher value-added products priced over longer terms, generally 6-12 months. The former allows the Division to typically realize a modest processing margin on such sales, even though there are notable commodity influences on both egg sourcing costs and egg products pricing, with each changing as frequently as daily. Shell eggs are essentially a commodity and are sold based upon reported egg prices. Egg prices are significantly influenced by modest shifts in supply and demand. Pricing of shell eggs is also typically affected by seasonal demand related to increased consumption during holiday periods.

The Division’s principal egg processing plants are located in New Jersey, Minnesota, Nebraska, Pennsylvania, Iowa, Manitoba and Ontario. We have decided that the St. Marys, Ontario plant will close in late March 2007 (see Note G to our consolidated financial statements for more information). Certain of the Division’s facilities are fully integrated from the production and maintenance of laying flocks through the processing of egg products. Fully automated laying barns, housing approximately 13,500,000 producing hens, are located in Nebraska, Minnesota and South Dakota. Approximately 1,900,000 of these hens are housed in contract facilities. Major laying facilities also maintain their own grain and feed storage facilities. Further, the production of approximately 15,000,000 hens is under long-term supply agreements, with an additional 17,000,000 hens under shorter-term agreements. The Division also maintains facilities with approximately 3,000,000 pullets located in Nebraska and Minnesota.

Refrigerated Distribution Division

Our Refrigerated Distribution Division, comprised of our wholly-owned subsidiaries Crystal Farms Refrigerated Distribution Company (“Crystal Farms”) and Wisco Farm Cooperative, distributes a wide range of refrigerated grocery products directly to retailers and wholesale warehouses. We believe that the Division’s strategy of offering quality branded products at a good value relative to national brands has contributed to the Division’s growth. These distributed refrigerated products, which consist principally of cheese, shell eggs, bagels, butter, margarine, muffins, potato products and ethnic foods, are supplied by various vendors, or our other divisions, to the Division’s specifications. Cheese accounted for approximately 68% of the Division’s 2006 sales. While we do not produce cheese, we operate a cheese packaging facility in Lake Mills, Wisconsin, which processes and packages various cheese products for our Crystal Farms brand cheese business and for various private label customers.

The Division has expanded its market area using both company-owned and leased resources and independent distributors. The Division’s market area is the United States, with a large customer concentration in the central United States. Retail locations carrying the Division’s products exceed 10,000 stores. A majority of these retail stores are served via customers’ warehouses. The Division maintains a fleet of refrigerated tractor-trailers to deliver products daily to its retail customers from ten distribution centers centrally located in its key marketing areas.

Potato Products Division

Refrigerated potato products are produced and sold by our wholly-owned subsidiaries Northern Star Co. (“Northern Star”) and Farm Fresh Foods, Inc. (“Farm Fresh”) to both the foodservice and retail markets. This division’s products consist of shredded hash browns and diced, sliced, mashed and other specialty potato products. In 2006, approximately 55% of the Potato Products Division’s net sales were to the foodservice market, with the balance to the retail market.

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

The Refrigerated Distribution Division’s internal and external sales personnel obtain orders from retail stores for next day delivery, and warehouse accounts for delivery usually within 14 days. This Division’s marketing efforts are primarily focused on in-store and co-op advertising programs, which are executed with grocers on a market-by-market basis.

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

The Refrigerated Distribution Division has customer relationships with large food store chains that rely on us to deliver a variety of dairy case products in a timely and efficient manner. For the year ended December 31, 2006, the Division served over 10,000 retail locations, inclusive of stores receiving products through warehouse delivery. SUPERVALU, the food industry’s largest distributor, is the Refrigerated Distribution Division’s largest customer. For the year ended December 31, 2006, sales to warehouse operations of SUPERVALU and SUPERVALU-owned and franchised stores accounted for approximately 41% of the Division’s net sales and another customer, Roundy’s Inc., accounted for 13% of the Division’s net sales. Other principal customers include Coborn’s Inc., Nash Finch Company, C & S Wholesale Grocers, Inc. and Wal-Mart Stores, Inc.

The Potato Products Division leverages existing relationships with national foodservice distributor customers of the Egg Products Division. Hence, many of the top Potato Products Division’s customers are also long-standing customers of the Egg Products Division. The Division provides foodservice distributors the convenience of centrally sourcing many different types of refrigerated potato and egg products. The Potato Products Division’s largest customers include major foodservice distributors, such as Sysco and U.S. Foodservice and major retail grocery store chains, such as Kroger, Publix, Wal-Mart and Albertsons.

Competition

All aspects of our businesses are extremely competitive. In general, food products are price sensitive and affected by many factors beyond our control, including changes in consumer tastes, fluctuating input prices, changes in supply due to weather, and production variances.

The egg processing industry is competitive, especially when compared to the shell egg industry. Sunny Fresh Foods, a subsidiary of Cargill, is the Company’s largest higher value-added egg products competitor. The Company also competes with other egg products processors including Sonstegard Foods Company, Rose Acre Farms, Inc., Echo Lake Farm Produce, Golden Oval Eggs, LLC and ConAgra Foods, Inc.

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

Through our Potato Products Division, we were the first company to introduce nationally branded refrigerated potato products in the late 1980s to the United States’ foodservice and retail markets. We believe we are the largest processor and distributor of refrigerated potato products in the U.S. The Potato Products Division’s major retail competitors are Unilever N. V. (Shedd’s Country Crock Side Dishes) and Reser’s Fine Foods Inc., a national producer of refrigerated products. Other competitors include Bob Evans Farms Inc. and smaller local and regional processors, including I&K Distributors, Inc. (Yoder’s) and Naturally Potatoes in the foodservice sector. Certain companies, such as Ore-Ida Foods, Inc. (a subsidiary of H. J. Heinz Co.) and Lamb-Weston, Inc. (a subsidiary of ConAgra Foods, Inc.), sell frozen versions of potato products which are sold by the Division in refrigerated form.

Proprietary Technologies and Trademarks

We use a combination of patent, trademark and trade secrets laws to protect the intellectual property for our products. We own patents and have exclusive license agreements for several patents and technologies. In 1988, we obtained an exclusive license agreement to use patented processes developed and owned by North Carolina State University involving the ultrapasteurization of liquid eggs. Four of the five patents licensed to us under this agreement expired in 2006. The technology produces liquid eggs that are salmonella and listeria-negative, as defined by federal law, and extends the shelf-life of liquid eggs from less than two weeks to over ten weeks.

We also own an exclusive license to use a patented process, owned and developed by the University of Missouri, to eliminate salmonella from shell eggs. The licensed patents are set to expire in 2014. Our license to use these patents will continue until the expiration of the patents. We currently use this technology for processing in-shell pasteurized eggs sold through our Refrigerated Distribution Division. We also have acquired licenses to other patents and technology from other third parties, including the University of Nebraska.

Infringement litigation actions with respect to our egg ultrapasteurization license agreement were settled in recent years with three egg processors—Nulaid Foods Inc., Rose Acre Farms and Cutler Egg Products (now owned by Golden Oval Eggs, LLC). Each party agreed that the patents were valid and enforceable, and they operated under sublicense agreements through the summer of 2006, when the patents expired.

The Egg Products Division maintains numerous trademarks and/or trade names for its products, including “Michael Foods,” “Better ‘n Eggs,” “All Whites,” “Papetti’s,” “Quaker State Farms,” “Broke N’ Ready,” “Canadian Inovatech,” “Centromay,” “Emulsa,” and “Inovatech.” Ultrapasteurized liquid eggs are marketed using the “Easy Eggs” trade name. Refrigerated Distribution Division products are marketed principally under the “Crystal Farms” trade name. Other Refrigerated Distribution Division trademarks include “Crescent Valley, “Westfield Farms”, and “David’s Deli.”

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

Government Regulation

All of our divisions are subject to federal, state and local government regulations relating to grading, quality control, product branding and labeling, waste disposal and other aspects of their operations. Our divisions are also subject to USDA and Food and Drug Administration (“FDA”) regulation regarding grading, quality, labeling and sanitary control. Our Egg Products Division processing plants that break eggs, and some of our other egg processing operations, are subject to continuous on-site USDA inspection. All of our other processing plants are subject to periodic inspections by the USDA, FDA and state regulatory authorities.

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

We have made, and will continue to make, expenditures to ensure environmental compliance. For example, in recent years, we have upgraded the wastewater treatment system at our Klingerstown, Pennsylvania facility, we have paid for construction of a wastewater treatment facility in Lenox, Iowa, and we have updated the wastewater system at our egg production facility in Bloomfield, Nebraska. Additionally, in 2005 we committed to constructing a new mechanical wastewater treatment facility in Wakefield, Nebraska and completed a financing with the City of Wakefield in 2005 to allow us to do so. We recently received lender approval to complete a related financing, which will address an increase in the project’s cost and which should be completed in mid-2007. The facility is under construction and is to be operational in late 2007. For further information on Nebraska matters, please see Item 3.

Many of our facilities discharge wastewater pursuant to wastewater discharge permits. We dispose of our waste from our internal egg production primarily by providing it to farmers for use as fertilizer. We dispose of our solid waste from potato processing by selling the waste to a processor who converts it to animal feed.

Employees

At December 31, 2006, we had 3,875 employees. The Egg Products Division employed 2,512 full-time and 250 part-time employees, none of whom are represented by a union. The Potato Products Division employed 267 persons, 199 of whom were represented by the Bakery, Laundry, Allied Sales Drivers and Warehousemen Union, which is affiliated with the Teamsters. The Refrigerated Distribution Division employed 437 employees, none of whom are represented by a union. Our corporate, sales, distribution and customer service and information systems groups collectively had 409 employees at December 31, 2006. We believe our employee relations to be good.

Executive Officers of the Registrant

See Item 10—Directors and Executive Officers of the Registrant.

ITEM 1A—RISK FACTORS

Our operating results are significantly affected by egg, potato and cheese market prices and the prices of other raw materials, such as grain, which can fluctuate widely.

Our operating results are affected by egg, potato and cheese prices and the prices of corn and soybean meal, which are the primary feedstock used in the production of eggs. Historically, the prices of these raw materials have fluctuated widely. Changes in the price of such items may have a material adverse effect on our business, prospects, and results of operations or financial condition. In general, the pricing of eggs is affected by an inelasticity of supply and demand, resulting often times in small changes in production or demand having a large effect on prices. Historically, our operating profit has been, at times, adversely affected when egg and grain prices rise significantly. In addition, our operating profit has historically been negatively affected during extended periods of low egg prices. We also can experience similar negative effects on our results of operations because of increases in the price of potatoes and cheese. Although we can take steps to mitigate the effects of changes to our raw material costs, fluctuations in prices are outside of our control. For example, the price of corn has nearly doubled since the summer of 2006, due mainly to significant incremental demand from ethanol producers. It is unclear if we can adjust our egg products selling prices rapidly, and extensively, enough to offset this significant raw material cost increase.

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

Adverse publicity relating to health concerns and the nutritional value of eggs and egg products could adversely affect egg consumption and consequently demand for our processed egg products, which could have a material adverse effect on our business, prospects, and results of operations or financial condition. In addition, as almost all of our operations consist of the production and distribution of processed food products, a change in consumer preferences relating to processed food products or in consumer perceptions regarding the nutritional value of processed food products could adversely affect demand, which would have a material adverse effect on our business, prospects, results of operations, liquidity and financial condition.

The categories of the food industry in which we operate are highly competitive, and our inability to compete successfully could adversely affect our business, prospects, results of operations and financial condition.

Competition in each of the categories of the food industry within which we operate is notable. Increased competition against any of our products could result in price reduction, reduced margins and loss of market share, which could negatively affect our business, prospects, results of operations and financial condition. In particular, we compete with major companies such as Cargill, Kraft Foods, Inc., Unilever N. V. and ConAgra Foods, Inc. Each of these companies has substantially greater financial resources, name recognition, research and development, marketing and human resources than we have. In addition, our competitors may succeed in developing new or enhanced products which could be superior to our products. These companies may also prove to be more successful than we are in marketing and selling these products. We may not be able to compete successfully with any or all of these companies.

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

Patents and trademarks have historically been important to our business. The loss or expiration of a patent, whether licensed or owned, or the loss of any trademark could negatively impact our ability to produce and sell the products associated with such patent or trademark, which could have a material adverse effect on our sales volume and net income.

We utilize patents, trademarks, trade secrets and other intellectual property in our business, the loss or expiration of which could negatively impact our ability to produce and sell the associated products, which could have a material adverse effect on our results of operations. In 1988, we obtained an exclusive license to use patented processes developed and owned by North Carolina State University for the ultrapasteurization of liquid eggs. The patents under this license expired in 2006. We use the previously patented technology in the production of extended shelf-life liquid egg products. We have competitors in the extended shelf-life liquid egg market, plus parties to whom we had granted sublicenses to, and we believe additional parties may begin to produce and market processed egg products that are similar to ours because of the patents’ expiration. Such an increase in competitive activity would be expected to negatively affect selling prices, and margins, for certain higher value-added egg products.

We also own many registered and unregistered trademarks that are used in the marketing and sale of our products. We have invested a substantial amount of money in promoting our trademarked brands. However, the degree of protection that these trademarks afford us is uncertain.

Government regulation could increase our costs of production and increase our legal and regulatory expenses.

Our manufacturing, processing, packaging, storage, distribution and labeling of food products are subject to extensive federal, state and local regulation, including regulation by the FDA, the USDA, and various state and local health and agricultural agencies. Some of our facilities are subject to continuous on-site inspections. Applicable statutes and regulations governing food products include rules for identifying the content of specific types of foods, the nutritional value of that food and its serving size. Many jurisdictions also provide that food manufacturers adhere to good manufacturing practices (the definition of which may vary by jurisdiction) with respect to production processes, which include proper personal hygiene, wearing and proper handling of company-issued uniforms and footwear, using footbaths, proper hand washing procedures, proper storage of equipment, not wearing jewelry, not eating or drinking in production areas, and not carrying objects above the waist so as to prevent anything from falling into our products. In addition, our production and distribution facilities are subject to various federal, state and local environmental and workplace regulations. Failure to comply with all applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, and criminal sanctions, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, compliance with current or future laws or regulations could require us to make material expenditures or otherwise adversely affect the way we operate our business, our prospects, results of operations and financial condition.

We may incur unexpected costs associated with compliance with environmental regulations.

We are subject to federal, state, and local environmental requirements, including those governing discharges to air and water, the management of hazardous substances, the disposal of solid and hazardous wastes, and the remediation of contamination. If we do not fully comply with environmental regulations, or if a release of hazardous substances occurs at or from one of our facilities, we may be subject to penalties and fines, and/or be held liable for the cost of remedying the condition. The operational and financial effects associated with compliance with the variety of environmental regulations we are subject to could require us to make material expenditures or otherwise adversely affect the way we operate our business and our prospects, results of operations and financial condition. To address wastewater issues at our Wakefield, Nebraska location, we are constructing an approximate $16 million mechanical treatment plant, which is to be operational in late 2007. The financing to build and equip the plant was secured via the City of Wakefield. However, this debt is guaranteed by us.

Extreme weather conditions, disease (such as avian influenza) and pests could harm our business.

Many of our business activities are subject to a variety of agricultural risks. Unusual weather conditions, disease and pests can materially and adversely affect the quality and quantity of the food products we produce and distribute. In particular, avian influenza occasionally affects the domestic poultry industry, leading to hen deaths. A virulent form of avian influenza has emerged in Southeast Asia over the past several years and has spread elsewhere in the Eastern Hemisphere in the past two years. It has caused deaths in wild bird populations and, in limited instances, domesticated chicken and turkey flocks. It has also been linked to illness and death among some persons who have been in contact with diseased fowl. It is not clear if this form of avian influenza will manifest itself in North America, or if sheltered flocks, such as ours, have significant exposure risk. However, to protect against this risk, we have intensified biosecurity measures at our layer locations. Weather, disease and pest matters could affect a substantial portion of our production facilities in any year and could have a material adverse effect on our business, prospects, and results of operations or financial condition.

ITEM 1B—UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2—PROPERTIES

FACILITIES

Corporate. We maintain leased space for our corporate headquarters in suburban Minneapolis, Minnesota. Leased space within the same building houses the headquarters, financial and administrative service staffs of the Egg Products and Potato Products divisions, as well as our customer service, distribution, sales, marketing and information services groups. This lease expires in 2012 and the annual base rent is approximately $776,000.

Egg Products Division. The following table summarizes information relating to the primary facilities of our egg products division:

Location	Principal Use	Size (square feet)	Owned/Leased	Lease Expiration	Annual Payments
Elizabeth, New Jersey (a)	Processing	75,000	Leased	2012	$583,000

Elizabeth, New Jersey (a)	Processing	125,000	Leased	2012	911,000

Bloomfield, Nebraska	Processing	80,000	Owned	—	—

LeSueur, Minnesota	Processing	29,000	Owned	—	—

Wakefield, Nebraska	Processing	380,000	Owned	—	—

Klingerstown, Pennsylvania (b)	Processing and Distribution	158,000	Leased	2017	675,000

Lenox, Iowa	Processing and Distribution	151,000	Owned	—	—

Gaylord, Minnesota	Processing and Distribution	230,000	Owned	—	—

Elizabeth, New Jersey (a)	Distribution	80,000	Leased	2012	648,000

Bloomfield, Nebraska	Egg Production	619,000	Owned	—	—

Wakefield, Nebraska	Egg Production	658,000	Owned	—	—

LeSueur, Minnesota	Egg Production	345,000	Owned	—	—

Gaylord, Minnesota	Egg Production	349,000	Owned	—	—

Gaylord, Minnesota	Pullet Houses	130,000	Owned	—	—

Wakefield, Nebraska	Pullet Houses	432,000	Owned	—	—

Plainview, Nebraska	Pullet Houses	112,000	Owned	—	—

Winnipeg, Manitoba (c)	Processing	102,000	Capital Lease	2012	470,000

Winnipeg, Manitoba	Processing	32,000	Leased	2013	118,000

St. Mary’s, Ontario (c)	Processing	42,000	Capital Lease	2012	266,000

Mississauga, Ontario (c)	Distribution	8,000	Leased	2009	66,000

Abbotsford, British Columbia (d)	Sales Office	2,000	Leased	2007	8,000

(a)	There is a five year extension available on these leases.
(b)	There is a ten year and a five year extension available on this lease.
(c)	There are four five year extensions available on these leases. The St. Marys, Ontario plant is to be closed as of March 31, 2007. See Note G to the consolidated financial statements.
(d)	Lease has no term, only a six month notice of termination requirement.

The Egg Products Division also owns or leases, primarily for egg production operations, approximately 1,600 acres of land in Nebraska and Minnesota.

Potato Products Division. The Potato Products Division owns a processing plant and land located in Minneapolis, Minnesota, consisting of approximately 175,000 square feet of production area. This division leases a building in North Las Vegas, Nevada, consisting of approximately 31,000 square feet. This lease expires in 2011 and we have the option to extend the lease for two successive five year periods. The annual payment amount on this lease is approximately $352,000.

Refrigerated Distribution Division. The Refrigerated Distribution Division leases administrative and sales offices in suburban Minneapolis and several small warehouses across the United States. The leases expire between 2007 and 2011. The administrative and sales office lease may be extended at our option for five years. The annual base rent for all of the leases is approximately $312,000. The Division owns a distribution center located near LeSueur, Minnesota, which is approximately 33,000 square feet. The Division also owns and operates an 85,000 square foot refrigerated warehouse with offices and a 30,000 square foot cheese packaging facility on a 13-acre site in Lake Mills, Wisconsin.

The total annual lease payments for the facilities described above is approximately $5.1 million. The leases for these facilities have varying length terms ranging from month-to-month to 2017. We believe that our owned and leased facilities, together with budgeted capital projects in each of our three operating divisions, are adequate to meet anticipated requirements for our current lines of business for the foreseeable future. All of our owned property is pledged to secure repayment of our senior credit facility.

For additional information on contractual obligations relating to operating leases see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

ITEM 3—LEGAL PROCEEDINGS

In May 2004, the U.S. Environmental Protection Agency (“EPA”) issued “Findings of Violation and Order for Compliance” to the Company in connection with its discharge of wastewater to the municipal treatment facility in Wakefield, Nebraska (“City”). The findings alleged that wastewater from the Wakefield egg processing operations caused interference or process upset at the City’s facility. EPA ordered the Company to identify interim measures and a long-term proposal for addressing the issues that it had identified. In June 2004, the Company provided EPA with a proposal for improving the Wakefield facility’s performance and compliance, and supplemented the proposal in August 2004. Concurrently, and in connection with the same matter, the Nebraska Department of Environmental Quality (“NDEQ”) issued two enforcement documents:

(a) In June 2004, NDEQ issued a Notice of Violation alleging that Company wastewater had contributed to upset, interference and pass-through at the City’s wastewater treatment facility. We responded to the Notice of Violation in August 2004.

(b) In June 2004, NDEQ issued a Complaint and Notice for Opportunity for Hearing alleging that Company wastewater was causing interference or process upset at our pretreatment facility. In October 2004, the Company entered into an Administrative Consent Order with NDEQ under which it agreed to land-apply certain egg solids rather than sending them to the City’s wastewater treatment facility.

In early 2006, the United States Department of Justice notified us and the City that it intended to seek civil penalties and injunctive relief for violation of various environmental laws relating to the above matters and other issues. A series of meetings were held during 2006 with the Department of Justice, EPA, NDEQ and the Nebraska attorney general. In early 2007, a settlement among the parties was announced, under which we agreed to pay a $1,050,000 civil penalty, agreed to take certain environmentally proactive measures, and agreed to a specific schedule for completing construction of a mechanical wastewater treatment facility in the City that we had previously voluntarily undertaken.

In addition, we are from time to time party to litigation, administrative proceedings and union grievances that arise in the ordinary course of business, and occasionally pay small penalties to resolve alleged minor violations of regulatory requirements. There is no pending litigation that, separately or in the aggregate, would in the opinion of management have a material adverse effect on our operations or financial condition.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Our common equity is not traded in any market. We had one holder of our common equity as of March 15, 2007. No securities are authorized for issuance under equity compensation plans. No unregistered sales of securities were made during 2006.

(b)	Not applicable.

(c)	Not applicable.

ITEM 6—SELECTED FINANCIAL DATA

The following table sets forth selected consolidated historical financial data with respect to the Company and the Predecessor. The data presented below was derived from the Company’s and the Predecessor’s Consolidated Financial Statements. Due to the Merger, which was accounted for as a purchase, different bases of accounting have been used to prepare the Company and Predecessor Consolidated Financial Statements. The Merger resulted in additional interest expense for new debt incurred and higher depreciation and amortization of property, plant and equipment and other intangible assets recorded. This information should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere herein and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	COMPANY				PREDECESSOR
	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004	One Month Ended December 31, 2003	Eleven Months Ended November 30, 2003	Year Ended December 31, 2002
(In Thousands)
Statement of Operations Data
Net sales	$1,247,348	$1,242,498	$1,313,504	$140,806	$1,184,357	$1,168,160
Cost of sales	1,016,832	1,005,418	1,077,126	121,442	973,004	953,333

Gross profit	230,516	237,080	236,378	19,364	211,353	214,827
Selling, general and administrative expenses	133,287	130,833	137,798	14,676	105,857	116,577
Transaction expenses	—	—	340	7,121	15,377	—
Plant closing expenses	3,139	—	—	—	—	—

Operating profit (loss)	94,090	106,247	98,240	(2,433)	90,119	98,250
Interest expense, net	55,928	47,119	43,285	4,932	41,670	50,179
Loss on early extinguishment of debt	—	5,548	—	—	61,226	—
Loss on Dairy disposition	—	—	—	—	16,288	—

Earnings (loss) before income taxes and equity in (losses) earnings of unconsolidated subsidiary	38,162	53,580	54,955	(7,365)	(29,065)	48,071
Income tax expense (benefit)	16,294	14,266	20,981	(2,836)	(11,397)	18,543

Earnings (loss) before equity in (losses) earnings of unconsolidated subsidiary	21,868	39,314	33,974	(4,529)	(17,668)	29,528

Equity in (losses) earnings of unconsolidated subsidiary	(2,713)	(455)	(460)	—	(482)	133

Net earnings (loss)	$19,155	$38,859	$33,514	$(4,529)	$(18,150)	$29,661

At Period End Balance Sheet Data
Working capital	$78,358	$79,923	$60,544	$108,876	$118,750	$59,145
Total assets	1,263,763	1,333,576	1,341,555	1,416,682	844,635	893,022
Long-term debt, including current maturities	645,794	709,723	750,783	790,076	307,998	511,389
Shareholder’s equity	324,794	304,015	257,393	287,538	256,384	179,326

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS APPEARING ELSEWHERE IN THIS FORM 10-K. THIS DISCUSSION MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN FORWARD-LOOKING STATEMENTS. SEE “ITEM 1—BUSINESS—FORWARD-LOOKING STATEMENTS.”

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

Capital Expenditures. From 1998 through 2006, we invested approximately $341 million in capital expenditures, excluding capital expenditures made in the Dairy Products Division, which was sold in late 2003. More than half of this cumulative amount was used for growth investments to expand our manufacturing capacity for value-added egg products, to upgrade our potato products operations, to improve and expand our distribution centers, to install a new company-wide management information system and to otherwise position ourselves for future growth. These expenditures included the installation of new precooked egg production lines, a new dried egg facility, automated packaging machines and quality control systems. We expect these investments to improve manufacturing efficiencies, customer service and product quality. The remainder of capital spending over the past nine years was on routine major equipment and facilities betterment activities, and rolling stock upgrades.

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

Results of Operations

The following table summarizes the historical results of our divisional operations and such data as a percentage of total net sales for the years ended December 31, 2006, 2005 and 2004. The information contained in this table should be read in conjunction with “Item 6—Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	2006		2005		2004
	$	%	$	%	$	%
(In Thousands)
Statement of Earnings Data:
External net sales:
Egg products division	858,352	68.8	860,925	69.3	941,381	71.7
Potato products division	113,980	9.1	102,245	8.2	83,838	6.4
Refrigerated distribution division	275,016	22.1	279,328	22.5	288,285	21.9

Total net sales	1,247,348	100.0	1,242,498	100.0	1,313,504	100.0
Cost of sales	1,016,832	81.5	1,005,418	80.9	1,077,126	82.0

Gross profit	230,516	18.5	237,080	19.1	236,378	18.0
Selling, general and administrative expenses	133,287	10.7	130,833	10.5	138,138	10.5
Plant closing expenses	3,139	0.3	—	—	—	—

Operating profit (loss):
Egg products division	67,660	5.4	82,012	6.6	87,576	6.7
Potato products division	19,243	1.5	17,199	1.4	6,895	0.5
Refrigerated distribution division	18,604	1.5	15,707	1.3	13,171	1.0
Corporate	(11,417)	(0.9)	(8,671)	(0.7)	(9,402)	(0.7)

Total operating profit	94,090	7.5	106,247	8.6	98,240	7.5

Interest expense, net	55,928	4.5	47,119	3.8	43,285	3.3

Net earnings	19,155	1.5	38,859	3.1	33,514	2.6

Results for the Year Ended December 31, 2006 Compared to results for the Year Ended December 31, 2005

Net Sales. Net sales for the year ended December 31, 2006 increased less than 1%, or $4.8 million, to $1,247.3 million from $1,242.5 million for the year ended December 31, 2005, as a result of an increase in external net sales in our Potato Products Division, partially offset by decreases in external net sales by our Egg Products Division and Refrigerated Distribution Division.

Egg Products Division Net Sales. Egg Products Division external net sales for the year ended December 31, 2006 decreased less than 1%, or $2.5 million, to $858.4 million from $860.9 million for the year ended December 31, 2005. External net sales increased for most of our higher value-added products lines and declined for most of our lower value-added lines. The egg market was unusually volatile in 2006, with low levels seen early in the year and very high levels seen later in the year. For the full year 2006, shell egg prices increased by approximately 10% from 2005 levels, as reported by Urner

Barry. Our pricing year-over-year varied by product line, with the overall divisional selling price per pound declining slightly in 2006 from 2005 levels. We experienced a pricing decline for higher value-added products, reflecting increased competition. Unit sales increased for most product lines in 2006, and all higher value-added lines, with an overall increase of 1.9% recorded for the Division as compared to 2005 levels. Sales of higher value-added egg products represented approximately 74% of the Egg Products Division’s external net sales in 2006 compared with 72% in 2005.

Potato Products Division Net Sales. Potato Products Division external net sales for the year ended December 31, 2006 increased $11.8 million, or 12%, to $114.0 million from $102.2 million for the year ended December 31, 2005. This increase was primarily attributable to strong unit sales growth for retail potato products, which increased approximately 21% from 2005 levels. Foodservice unit sales increased approximately 6%. Sales to new customers, growth in sales to existing customers and, particularly, growth in the retail category all contributed to the sales increase. Approximately 55% of the Division’s 2006 net sales were to the foodservice market, with 45% to the retail market. The retail component has grown significantly in recent years. Pricing for the Division in 2006 was comparable to 2005 levels.

Refrigerated Distribution Division Net Sales. Refrigerated Distribution Division external net sales for the year ended December 31, 2006 decreased $4.3 million, or 2%, to $275.0 million from $279.3 million for the year ended December 31, 2005. This decrease was mostly due to notable market deflation in cheese and butter prices year-over-year. The key distributed products business was strong, with branded cheese unit sales up 2% and butter unit sales up 11%. Overall, 2006 unit sales for the Division decreased 1% from 2005 levels, with core distributed products ahead 5% and shell egg unit sales down 14% .

Gross Profit. Gross profit for the year ended December 31, 2006 decreased $6.6 million to $230.5 million from $237.1 million for the year ended December 31, 2005. Our gross profit margin was 18.5% of net sales for 2006, compared with 19.1% for 2005. The decrease in gross profit margin was due to decreased gross profit margins from certain higher value-added egg products and negative gross profits from the sale of our lower value-added egg products collectively. Additionally, we experienced increases in energy, packaging and freight costs, which we were not able to fully offset with selective price increases.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2006 increased $2.5 million, or 2%, to $133.3 million from $130.8 million for the year ended December 31, 2005. Selling, general and administrative expenses were 10.7% of net sales in 2006 as compared to 10.5% in 2005. The main reason for the increase in operating expenses during 2006 was approximately $3 million for officer severance and related stock option compensation expense (see Note F to the financial statements). Without such unexpected expenses, operating expenses in 2006 would have decreased compared to 2005, largely due to reduced incentive expense.

Operating Profit. Operating profit for the year ended December 31, 2006 decreased $12.1 million, or approximately 11%, to $94.1 million from $106.2 million for the year ended December 31, 2005. This decrease was due to a significant decrease in Egg Products gross profits, which increases from the other two divisions could not fully offset and the increase in selling, general and administrative expenses related to officer severance and related stock option compensation expense noted above.

Egg Products Division Operating Profit. Egg Products Division operating profit for the year ended December 31, 2006 decreased $14.3 million, or 17%, to $67.7 million from $82.0 million for the year ended December 31, 2005. Operating profit for higher value-added egg products decreased by approximately $14 million, or 13%, from 2005 levels, mainly reflecting compressed margins due to the lower egg market early in the year, which then strengthened substantially during the fourth quarter. We also experienced a substantial run-up in corn costs in the fourth quarter. With the rapid increase in our costs, we were unable to offset the cost increases in a timely manner with selective price increases. Operating losses from other egg products increased from 2005 levels, reflecting unfavorable market-driven pricing during a period of increased costs. Shell eggs had a modest profit in 2006, as compared to a modest loss in 2005, reflecting improved market pricing.

Potato Products Division Operating Profit. Potato Products Division operating profit for the year ended December 31, 2006 increased $2.0 million, or 12% to $19.2 million from $17.2 million for the year ended December 31, 2005. This increase reflected significant volume growth in our more profitable retail operations, which resulted in an increase in that sector’s profitability. The foodservice business also had an increase in volume in 2006, compared to 2005 levels, which drove operating earnings growth.

Refrigerated Distribution Division Operating Profit. Refrigerated Distribution Division operating profit for the year ended December 31, 2006 increased $2.9 million, or 18%, to $18.6 million from $15.7 million for the year ended December 31, 2005. Operating profit increased mainly due to lower market prices for our key product line, cheese, and significant volume growth for that product line.

Interest Expense. Interest expense increased approximately $8.8 million in 2006 compared to 2005, reflecting higher interest rates and additional amortization of debt issuance costs.

Plant Closing Expenses. We announced in late November that, due to rising operating costs, we will be consolidating our Canadian egg processing operations of our Egg Products Division to our facility in Winnipeg, Manitoba. The result will be the closing of the egg processing facility located in St. Marys, Ontario in late March 2007. We recorded severance costs and asset impairment on the leased building and certain plant equipment as well as other plant assets which can not be transferred to other of our processing facilities.

Income Taxes. Our effective tax rate was 42.7% in 2006 compared to 26.6% in 2005. The increase in the effective tax rate was related to several factors, with the recording of a valuation allowance against the deferred tax assets of one of our foreign subsidiaries in 2006 being the most significant (see Note C to the financial statements). Also, the 2005 effective tax rate was lower than our historical effective tax rates mainly due to a change in the tax rate used to calculate the deferred tax benefit as a result of a reduction in our state income tax rate.

Equity in Losses of Unconsolidated Subsidiary. An equity loss of $2.7 million was recorded in 2006 compared to a loss of $0.5 million in 2005. The losses relate to our Belgian joint venture. In the third quarter of 2006, we recorded a $1.8 million valuation adjustment on the investment in the joint venture and $0.9 million of losses related to Belovo’s 2006 operations. We also recorded a tax valuation allowance of $1.0 million against the full amount of the deferred tax asset that resulted from the investment valuation adjustment taken. The tax valuation allowance was recorded because we believe it is more likely than not that the deferred tax asset that resulted from the investment valuation adjustment will not be realized.

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

Egg Products Division Net Sales. Egg Products Division external net sales for the year ended December 31, 2005 decreased $80.5 million, or 9%, to $860.9 million from $941.4 million for the year ended December 31, 2004. External net sales increased for most of our higher value-added products lines and declined for lower value-added lines. Egg market deflation had a notable impact in 2005, as the egg market declined from historically high levels in 2004 to a multi-decade low in mid-2005. During 2005, shell egg prices decreased by approximately 20% from 2004 levels, as reported by Urner Barry, resulting in weak pricing for market-sensitive (food ingredient) egg products. In late 2005 egg prices returned to more normal levels. Unit sales increased for most product lines in 2005, with an overall increase of 2.1% recorded for the Division as compared to 2004 levels. Sales of higher value-added egg products represented approximately 72% of the Egg Products Division’s external net sales in 2005 compared with 65% in 2004. Sales diminished for our most commodity-sensitive products—short shelf-life liquid and shell eggs.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2005 decreased $7.3 million, or 5%, to $130.8 million from $138.1 million for the year ended December 31, 2004. Selling, general and administrative expenses were 10.5% of net sales in 2005 and 2004. The decrease in expenses was caused by a reduction in incentive accrual based on the level of achievement of the incentive plan target and overall expense management. Additionally, the decrease of expenses in 2005 was in part due to higher levels of bad debt expense recorded in 2004. The increased bad debt expense recorded in 2004 related primarily to specific pasta company and bakery company customers that had filed for bankruptcy in 2004.

Operating Profit. Operating profit for the year ended December 31, 2005 increased $8.0 million, or approximately 8%, to $106.2 million from $98.2 million for the year ended December 31, 2004. This increase is due to a notable increase in Potato Products operating profits and also an increase in Refrigerated Distribution operating profits, which more than offset a decrease from Egg Products.

Egg Products Division Operating Profit. Egg Products Division operating profit for the year ended December 31, 2005 decreased $5.6 million, or 6%, to $82.0 million from $87.6 million for the year ended December 31, 2004. Operating profit for higher value-added egg products increased by approximately $27.0 million, or 39%, from 2004, mainly reflecting lower egg costs. Operating profits from other egg products declined significantly from 2004 levels, reflecting unfavorable market-driven pricing. Shell egg profitability went from a profit in 2004 to a loss in 2005, reflecting substantially lower Urner Barry pricing levels in 2005. The 2004 period included approximately $2.0 million in income related to amounts received under patent infringement settlements. The Division incurred unusual operating expenses in 2004 related to the handling of wastewater, particularly at the Wakefield, Nebraska location (see Item 3).

Potato Products Division Operating Profit. Potato Products Division operating profit for the year ended December 31, 2005 increased $10.3 million to $17.2 million from $6.9 million for the year ended December 31, 2004. This increase reflected significant volume growth in our more profitable retail operations which resulted in an increase in that sector’s profitability. Also, there was significant profitability in the foodservice business in 2005, compared to break-even operations in 2004.

Refrigerated Distribution Division Operating Profit. Refrigerated Distribution Division operating profit for the year ended December 31, 2005 increased $2.5 million, or 19%, to $15.7 million from $13.2 million for the year ended December 31, 2004. Operating profit increased mainly due to lower market prices for our key product line, cheese, and significant volume growth for that product line.

Interest Expense and Income Taxes. Interest expense increased approximately $3.8 million in 2005 compared to 2004, reflecting higher interest rates. Our effective tax rate was 26.6% in 2005 compared to 38.2% in 2004. The reduction in the effective tax rate for 2005 was related to several factors, with a change in the tax rate used to calculate the deferred tax benefit being the most meaningful factor. The change in the tax rate was primarily due to a reduction in our state income tax rate.

Equity in Losses of Unconsolidated Subsidiary. We had equity losses of approximately $0.5 million in both 2005 and 2004 related to our Belgian joint venture.

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

Generally, other than fluctuations in certain raw material costs, largely related to short-term supply and demand variances, inflation has not been a significant factor in our operations. Inflation is not expected to have a significant impact on our business, results of operations or financial condition since we can generally offset the impact of inflation through a combination of productivity gains and price increases. However, we had unusual inflationary impacts to our operations in 2004, 2005, and 2006, as we experienced notable inflation for key purchased items such as natural gas, diesel fuel and packaging materials. We were unable to fully offset these impacts through selective price increases to our customers.

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

Cash flow provided by operating activities was $76.8 million for the year ended December 31, 2006, compared to $104.4 million for the year ended December 31, 2005. The decrease in our cash flow provided by operating activities was primarily attributable to a decrease in net earnings of approximately $20 million. Cash flow provided by operating activities was $104.4 million for the year ended December 31, 2005, compared to $121.6 million for the year ended December 31, 2004. The decrease in our cash flow provided by operating activities in 2005 was primarily attributable to an increase in working capital, largely related to an increase in inventories, a tax receivable recorded at the time of the Merger, and changes in deferred income taxes (see Note C to consolidated financial statements).

As a result of the Merger, in 2003 we incurred approximately $780 million of long-term debt, including $495 million of borrowings under our senior credit facility, $135 million of borrowings under a senior unsecured term loan facility and $150 million from the issuance of 8% senior subordinated notes due 2013. The senior credit facility that we entered into in connection with the Merger currently provides a $100 million revolving credit facility maturing in 2009 and a $540 million term loan facility maturing in 2010. The senior unsecured term loan facility of $135 million was to mature in 2011. The senior credit facility (“credit agreement”) and senior unsecured term loan agreement were amended as of September 17, 2004 (see our Form 8-K of September 22, 2004; incorporated by reference herein). The credit agreement was amended a second time as of May 18, 2005 (see our Form 8-K of May 23, 2005; incorporated by reference herein) and a third time as of November 22, 2005 (see our Form 8-K of November 4, 2005; incorporated by reference herein). As a result of the third amendment, which expanded the capacity of the senior credit facility, the $135 million senior unsecured term loan agreement was terminated, with the loan being paid-in-full.

As a result of the Merger, we continue to have substantial annual cash interest expense. Our senior credit facility requires us to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the senior credit facility and the indenture relating to the 8% senior subordinated notes due 2013 contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in these agreements. Our failure to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on our results of operations, financial position and cash flow. In general, the debt covenants limit our discretion in operating our businesses. We were in compliance with all of the covenants in the credit agreement and the indenture as of December 31, 2006.

M-Foods Holdings, Inc. has incurred $100 million 9.75% Senior Notes due October 1, 2013. As a wholly-owned subsidiary of M-Foods Holdings, Inc., we are responsible for servicing these notes.

The following is a calculation of our minimum interest coverage and maximum leverage ratios under our senior credit facility. The terms and related calculations are defined in our senior credit facility agreement, as amended, which agreement and amendments are included as exhibits to this Form 10-K.

	Year Ended December 31,
	2006	2005
	(In Thousands)
Calculation of Interest Coverage Ratio:
Consolidated EBITDA (1)	$180,865	$180,585
Consolidated Cash Interest Expense (2)	53,233	46,398
Actual Interest Coverage Ratio (Ratio of consolidated EBITDA to consolidated interest expense)	3.40x	3.89x
Minimum Permitted Interest Coverage Ratio	2.50x	2.25x
Calculation of Leverage Ratio:
Funded Indebtedness (3)	$658,193	$722,432
Less: Cash and equivalents	(21,576)	(42,179)

	636,617	680,253
Consolidated EBITDA (1)	180,865	180,585
Actual Leverage Ratio (Ratio of funded indebtedness less cash and equivalents to consolidated EBITDA)	3.52x	3.77x
Maximum Permitted Leverage Ratio	5.00x	5.50x

(1)	Consolidated EBITDA (earnings before interest expense, taxes, depreciation and amortization) is defined in our senior credit facility as follows:

	Year Ended December 31,
	2006	2005
	(In Thousands)
Net earnings	$19,155	$38,859
Interest expense, excluding amortization of debt issuance costs	51,890	45,292
Amortization of debt issuance costs	4,743	1,993
Income tax expense	16,294	14,266
Depreciation and amortization	74,858	70,092
Equity sponsor management fee	1,809	2,036
Expenses related to industrial revenue bonds guaranteed by certain of our subsidiaries	996	964
Other (a)	10,271	7,457

	180,016	180,959
Less: Unrealized (losses) gains on swap contracts	(849)	374

Consolidated EBITDA, as defined in our senior credit facility	$180,865	$180,585

(a)	Other reflects the following:

	Year Ended December 31,
	2006	2005
	(In Thousands)
Equity in losses of unconsolidated subsidiaries	$2,713	$455
Losses from the disposition of assets not in the ordinary course of business	2,862	350
Non-cash compensation	1,847	968
Letter of credit fees	139	138
Debt extinguishment expenses which do not represent a cash item	—	4,134
Other non-recurring charges	2,710	1,412

	$10,271	$7,457

(2)	Consolidated cash interest expense, as calculated in our senior credit facility, was as follows:

	Year Ended December 31,
	2006	2005
	(In Thousands)
Interest expense, net	$55,928	$47,119
Interest income	2,048	1,272

Gross interest expense	57,976	48,391
minus:
Amortization of debt issuance costs	(4,743)	(1,993)

Consolidated cash interest expense	$53,233	$46,398

(3)	Funded Indebtedness was as follows:

	December 31,
	2006	2005
	(In Thousands)
Term loan facility	$477,300	$540,000
8% senior subordinated notes	150,000	150,000
Insurance bonds	404	201
Guarantee obligations (see Debt Guarantees described below)	15,781	16,097
Capital leases	5,657	6,454
Standby letters of credit (primarily with our casualty insurance carrier, Liberty Mutual)	6,464	6,661
Funded indebtedness of Trilogy Egg Products, Inc.	2,537	2,785
Other	50	234

	$658,193	$722,432

The aggregate maturities of our long-term debt, our lease commitments and our long-term purchase commitments for the years subsequent to December 31, 2006, are as follows:

	Payments Due by Period (In Thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt (1)	$640,137	$—	$9,066	$471,714	$159,357
Capital lease obligations	5,657	837	1,854	2,177	789
Operating lease obligations	33,190	6,106	12,526	8,636	5,922
Purchase obligations (2)	932,955	149,078	310,027	180,432	293,418
Deferred compensation	16,252	—	—	—	16,252
Interest on fixed rate debt	84,000	12,000	24,000	24,000	24,000

Total	$1,712,191	$168,021	$357,473	$686,959	$499,738

(1)	Does not include variable interest.
(2)	A substantial portion relates to egg contracts. Estimates of future open market egg prices and feed costs were used to derive these figures. Hence, most of our purchase obligations are subject to notable market price risk.

We have entered into substantial purchase obligations to fulfill our egg, potato and cheese requirements. We maintain long-term egg procurement contracts with numerous cooperatives and egg producers throughout the Midwestern and Eastern United States and Canada, which supply approximately 45% of our annual egg requirements. Most of these contracts vary in length from 18 to 120 months. The egg prices are primarily indexed to grain or Urner Barry market indices. One egg supplier provides more than 10% of our annual egg requirements. Based upon the best estimates available to us for grain and egg prices, we project our purchases from our top five contracted egg suppliers will approximate $106 million in 2007, $104 million in 2008, $99 million in 2009, $80 million in 2010 and $17 million in 2011, and that the 2007 amount will account for approximately 34% of our total egg purchases this year. In addition, we have contracts to purchase potatoes that expire in 2007. These contracts will supply approximately 49% of the Potato Products Division’s raw potato needs in 2007. Two potato suppliers are each expected to provide more than 10% of our 2007 potato requirements. We had no forward buy cheese contracts at December 31, 2006. Please see our Contractual Obligations chart above for our estimated breakdown of these obligations during the coming year, one to three year, three to five year, and more than five year periods.

As discussed above, we have a credit agreement with various lenders, including commercial banks, other financial institutions and investment groups, which expires in 2009 and 2010 and provides credit facilities which originally provided $595 million. As amended in 2005, the credit agreement provides $640 million. Within the credit agreement, there is a $100 million revolving line of credit. As of December 31, 2006, $477 million was outstanding under the credit agreement, plus approximately $6.5 million was used under the revolving line of credit for letters of credit. After paying our stockholder approximately $70.1 million in dividends in 2004, we made a voluntary repayment of $35 million under the credit agreement in December 2004. During 2005, we effectively made, as part of the credit agreement amendment process in November 2005, another voluntary repayment of approximately $49 million. In December 2006, we made another voluntary repayment of $60 million. At the time of the Merger, largely the same lender group provided us with a $135 million senior unsecured term loan agreement, which was to expire in 2011. The senior unsecured term loan was repaid in 2005, at which time the senior unsecured term loan was terminated.

The weighted average interest rate for our borrowings under the credit agreement was approximately 7.35% at December 31, 2006. Given our business trends and cash flow forecast, we do not anticipate any use of the revolving line of credit during 2007, except for letters of credit purposes. However, it is possible that one or more acquisitions could arise, which could result in much of the revolving line of credit being utilized at some point.

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

Capital Spending

We invested approximately $33.8 million in capital expenditures in 2006, $40.7 million in 2005, and $37.7 million in 2004. Capital expenditures each year mainly related to expanding capacity for value-added products, expanding warehouse space for all of our divisions, and upgrading information technology systems. Capital expenditures in 2006, 2005, and 2004 were funded from cash flows from operations and borrowings under our credit facility.

We plan to spend approximately $41.0 million in total capital expenditures for 2007, which will be used to expand capacity for higher value-added egg products, maintain existing production facilities, replace tractors and trailers, and to upgrade information technology systems, among other projects. This spending is expected to be funded from operating cash flows.

Debt Guarantees

We have guaranteed, through our Waldbaum subsidiary, the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of three municipalities where we have food processing facilities. The repayment of these bonds is funded through the wastewater treatment charges paid by us. However, should those charges not be sufficient to pay the bond payments as they become due, we have agreed to pay any shortfall. The remaining principal balance of these bonds at December 31, 2006 was approximately $15.8 million.

Insurance

In general, our insurance costs have declined over the past three years. Regarding our largest insurance programs, in 2006 our casualty insurance premiums declined from 2005 levels and, due to an extended term, we did not have a change in premium for our property coverage in 2006. We expect a further decline in our casualty insurance premiums in 2007 based upon counsel from our broker and we recently secured a decrease in property insurance rates for 2007. We have also experienced, and expect to continue to experience, rising premiums for our portion of health and dental insurance benefits offered to our employees, although the past three years we have succeeded in maintaining such increases below prevailing market rates.

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

We recognize the excess cost of an acquired entity over the net amount assigned to assets acquired, including intangible assets with indefinite lives, and liabilities assumed, as goodwill. Goodwill and intangible assets with indefinite lives (trademarks) are tested for impairment on an annual basis during the fourth quarter, and between annual tests whenever there is an impairment indicated. Fair values are estimated based on our best assessment of market value compared with the corresponding carrying value of the reporting unit, including goodwill. Impairment losses will be recognized whenever the implied fair value is less then the carrying value of the related asset.

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

Customer incentive programs include customer rebates, volume discounts and allowance programs. We have contractual arrangements with our customers and utilize agreed-upon discounts to determine the accrued promotion costs related to these customers. In addition, we have contractual arrangements with end-user customers and utilize historical experience to determine this accrual.

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

Accruals for Environmental Matters

We review environmental matters on a quarterly basis. Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Accruals are adjusted periodically as assessment and remediation efforts progress or when additional technical or legal information becomes available. Accruals for environmental liabilities are included in the balance sheet at undiscounted amounts and exclude claims for recoveries from insurance or other third parties.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. While our analysis of the impact of FIN 48 is not yet complete, we do not anticipate it will have a material impact on our shareholder’s equity at the time of adoption.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. The Company adopted SAB 108 by using the cumulative effect transition method provided for in SAB 108 as of January 1, 2006. The impact of adopting SAB 108 reduced our retained earnings by $3.3 million effective January 1, 2006.

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

In order to reduce the impact of changes in commodity prices on our operating results, we have developed a risk management strategy that includes the following elements:

•

We typically hedge a significant percentage of our grain commodity requirements, targeting to have, on average, any given forward 12 month period’s grain-for-feed needs 50% covered. This covers both internal egg production and third-party egg procurement contracts that are priced based on grain prices, which collectively account for approximately 65% of our egg requirements. This activity protects against unexpected increases in grain prices and provides predictability with respect to a portion of future raw materials costs. Hedging can diminish the opportunity to benefit from the improved margins that would result from an unanticipated decline in grain prices.

•

We seek to align our procurement and sales volumes by matching the percentage of variable pricing contracts with our customers and the percentage of raw materials procured on a variable basis. This matching of our variable priced procurement contracts with that of variable priced sales contracts provides us with a natural hedge during times of grain and egg market volatility. As part of this effort, we are attempting to transition customers to variable pricing contracts that are priced off the same index used to purchase shell and liquid eggs. These efforts have generally been successful over the past few years.

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

•

We are continuing to transition customers from lower value-added egg products to higher margin, higher value-added specialty products. These products are less sensitive to fluctuations in underlying commodity prices because the raw material component is a smaller percentage of total cost and we generally have the ability to pass through certain cost increases related to our higher value-added egg products to customers. This transition to higher value-added specialty products has taken place gradually over the past 10-15 years.

During 2006, we settled forward buy cheese contracts of approximately 20.0 million pounds, or 26% of our Crystal Farms branded cheese purchases, at a premium to the market of approximately $3.7 million. No forward buy cheese contracts were outstanding at December 31, 2006.

We partially mitigate some of our natural gas requirements for producing our products by fixing the price for a portion of our natural gas usage. The monthly purchases for natural gas have been made for January, February and March 2007 and cover approximately 75% of our estimated usage requirements during that period, or approximately 21% of our annual needs. Also, we partially mitigate the risk of variability of our transportation-related fuel costs through the use of home heating oil futures contracts from time to time. The monthly purchases for home heating oil are for January through December 2007 and cover approximately 52% of our estimated annual usage requirements. At December 31, 2006 the notional value of the combined fixed price purchases for natural gas and home heating oil was approximately $8.8 million, with a market risk of $0.8 million. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in price.

Interest Rates

Due to the Merger, we have fixed rate debt of $150 million, which we believe had a fair value of approximately the same amount as of the end of 2006. The market risk related to this fixed rate debt, which represents the impact on the fair value from a hypothetical 100 basis point change in interest rates, is $1.5 million. Our credit agreement debt obligations of approximately $477 million carry a variable rate of interest. We believe the fair value of this debt approximated $477 million as of the end of 2006. The interest paid on these obligations floats with market changes in interest rates, though a majority of the credit agreement debt is presently tied to six month Eurodollar rates.

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

ITEM 9—CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

(a) Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2006. Based on their evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2006.

(b) There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

We do not have any information that was required to be reported on Form 8-K during the fourth quarter that was not reported.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We are a wholly-owned subsidiary of M-Foods Holdings, Inc., a corporation owned by Michael Foods Investors, LLC, whose members include affiliates of Thomas H. Lee Partners, L.P. and members of our senior management. Each member of the management committee of Michael Foods Investors, LLC is also a director of the Company. Charles D. Weil is not on the management committee of Michael Foods Investors, LLC.

The names of the executive officers and directors of Michael Foods, and their ages and positions, are as follows:

Name	Age	Position
Gregg A. Ostrander (2)	54	Chairman, Chief Executive Officer and President
John D. Reedy	61	Executive Vice President, Chief Financial Officer
James G. Mohr	55	Senior Vice President—Supply Chain
Mark W. Westphal	41	Senior Vice President—Finance
Mark D. Witmer	49	Treasurer and Secretary
Mark B. Anderson	46	President—Refrigerated Distribution Division
Todd M. Abbrecht (1)	38	Director
Anthony J. DiNovi (2)	44	Director
Jerome J. Jenko (1)	69	Director
Charles D. Weil (1)	62	Director
Kent R. Weldon (2)	39	Director

(1)	Member of our audit committee
(2)	Member of our compensation committee

Gregg A. Ostrander is our Chairman, Chief Executive Officer and President. He has held the office of Chief Executive Officer since 1994, has been our Chairman since 2001, and was President from 1994 – January 2006 and since August 2006. Mr. Ostrander has been a director of Michael Foods since 1994. In 1993, Mr. Ostrander served as our Chief Operating Officer. Mr. Ostrander is also a director of Arctic Cat Inc., a recreational vehicle manufacturer, and Birds Eye Foods, Inc., a food company.

John D. Reedy is our Executive Vice President and Chief Financial Officer and has held these dual positions since 2000. From 1988 to 2000, Mr. Reedy was our Vice President—Finance and Chief Financial Officer.

James G. Mohr is our Senior Vice President—Supply Chain and has held that position since 2004. From 1996 to 2003, Mr. Mohr was our Vice President—Supply Chain. Mr. Mohr has served us in various transportation and logistics management positions since 1994.

Mark W. Westphal is our Senior Vice President-Finance and has held that position since 2006. Mr. Westphal has served us in various financial positions since 1995, most recently as Vice President – Customer Accounting & Analysis.

Mark D. Witmer is our Treasurer and Secretary. Mr. Witmer has held the former position since 2003 and the latter since 2001. Mr. Witmer joined us as the Director of Corporate Communications in 1989.

Mark B. Anderson is the President of our Refrigerated Distribution Division, a position he has held since 2004. From 2002 to 2003, Mr. Anderson served as Vice President/General Manager of the Division. From 1998 – 2002, Mr. Anderson held various business development and general manager positions within the Division.

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

Anthony J. DiNovi has been a director of Michael Foods since November 2003 following the consummation of the Merger. Mr. DiNovi is Co-President of Thomas H. Lee Partners, L.P., where he has been employed since 1988. Prior to Thomas H. Lee Partners, L.P., Mr. DiNovi held various positions in the corporate finance departments of Goldman, Sachs & Co. and Wertheim Schroder & Co., Inc. Mr. DiNovi is a director of American Media Operations, Inc., a consumer magazine publisher, Nortek, Inc., a manufacturer and distributor of building products, US LEC Corporation, a voice, data and Internet services provider, Dunkin’ Brands, Inc., a quick service restaurant franchisor, West Corporation, a provider of business process outsourcing solutions and voice-related services, and Vertis, Inc., a provider of advertising, media, and marketing solutions.

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

Charles D. Weil has been a director of Michael Foods since 2004. He is President and Chief Executive Officer of M. A. Gedney Company (“Gedney”). Previously, he was Acting President and Chief Executive Officer of Gedney from February 2003—October 2003. Prior to joining Gedney, Mr. Weil was founder and Chief Executive Officer of C.E.O. Advisors, Inc., a consulting company, from January 2001—February 2003, and was President and Chief Operating Officer of Young America Corporation, a fulfillment and customer service company, from 1993—2000.

Kent R. Weldon has been a director of Michael Foods since November 2003 following the consummation of the Merger. Mr. Weldon is a Managing Director of Thomas H. Lee Partners, L.P, where he has been employed since 1991. Prior to Thomas H. Lee Partners, L.P., Mr. Weldon held a position in the corporate finance department of Morgan Stanley & Co. Incorporated. Mr. Weldon is a director of Nortek, Inc., a manufacturer and distributor of building products, Cumulus Media Partners LLC, a radio broadcasting firm, and THL-PMPL Holding Corp., a manufacturer of plastic interior subsystems for cars and light trucks.

Audit Committee

The Board of Directors has a standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)). The members of the audit committee are Jerome J. Jenko, Chairman, Todd M. Abbrecht and Charles D. Weil.

Audit Committee Financial Expert

The Board of Directors is satisfied that the members of our audit committee each have sufficient expertise and business and financial experience necessary to perform their duties as the Company’s audit committee effectively. As such, no one member of our audit committee has been named by our Board of Directors as an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K.

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

ITEM 11—EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The goal of our executive compensation program is to ensure that our executives are compensated effectively in a manner consistent with our strategy and competitive considerations and based on management’s performance in achieving our corporate goals and objectives. Our executive compensation program is overseen by the compensation committee of our Board of Directors, which is composed of three members, one of which is our Chief Executive Officer. The committee determines the compensation of our executive officers, reviews and approves our incentive, equity and other employee benefit plans and programs and administers their application to our executive officers. Some aspects of the compensation of our Chief Executive Officer and other of our executives are determined by their employment agreements with the Company, as further discussed below. When making final compensation decisions regarding our Chief Executive Officer, the compensation committee acts without his participation. The committee generally meets twice yearly.

Compensation Philosophy and Objectives

We believe that the skill, talent, judgment and dedication of our executive officers are critical factors affecting the long-term value of our company. Therefore, our goal is to maintain an executive compensation program that will fairly compensate our executives, attract and retain qualified executives who are able to contribute to our long-term success, induce performance consistent with clearly defined corporate goals and align our executives’ long-term interests with those of our equityholders. Our current executive compensation program is mainly focused on net sales and EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in our senior credit facility) growth.

Our goal is to provide overall compensation (assuming that targeted levels of performance are achieved) that is at least above the median compensation of comparable companies. The elements of compensation included in any competitive analysis generally are base salaries, annual cash incentive opportunities, and long-term incentives in the form of stock options in our parent and direct equity ownership in our parent’s parent.

Each year, our management provides the compensation committee historical and prospective breakdowns of the total compensation components for each executive officer. Our decisions on compensation for our executive officers are based primarily upon our assessment of each individual’s performance and potential to enhance long-term equityholder value. We rely upon judgment and not upon rigid guidelines or formulas in determining the amount and mix of compensation elements for each executive officer. Factors affecting our judgment include performance compared to goals established for the individual and the company at the beginning of the year and/or over a multi-year period, the nature and scope of the executive’s responsibilities, and effectiveness in leading our initiatives to achieve corporate goals.

When we make executive compensation decisions, we review individual performance and corporate performance. The compensation committee measures our performance against the specific goals established at the beginning of the fiscal year and determines the overall budget and targeted compensation for our executive officers. Our Chief Executive Officer, as the manager of the members of the executive team, assesses the executives’ individual contributions to our goals, as well as achievement of their individual goals, and makes a recommendation to the compensation committee with respect to any merit increase in salary and stock option grants for each member of the executive team, other than himself. Annual incentive opportunity is set forth at the start of each year, with the actual payment determined upon the relative achievement of our annual EBITDA target. Incentive payments are formula-driven using a pre-established grid (i.e., percentages over or under the target EBITDA level for the year). The committee has discretion to adjust the formula-derived incentive payments to take into account unusual factors that may have inhibited, or enhanced, achievement of the annual EBITDA, as defined, target. The compensation committee evaluates, discusses and modifies or approves these recommendations and conducts a similar evaluation of the Chief Executive Officer’s contributions to our corporate goals and achievement of his or her individual goals.

Role of Executive Officers and Compensation Consultants

Our Chief Executive Officer, Chief Financial Officer and Vice President of Human Resources support the compensation committee in its work by providing information relating to our financial plans, performance assessments of our executive officers and other personnel-related data. In addition, the committee has the authority under its charter to engage the services of outside advisors, experts and others to assist it, but has not done so in recent years.

Principal Elements of Executive Compensation

Our executive compensation program consists of the three components discussed below. In general, the compensation committee’s determination with regard to one component does not affect its determinations with regard to the other components.

Base Salaries. The minimum annual base salaries of our Chief Executive Officer and certain of our other executive officers are established under employment agreements, as described elsewhere herein. These agreements are negotiated with the compensation committee, but give consideration to the scope of each executive’s responsibilities, taking into account competitive market compensation based on occasional market surveys and salaries paid by comparable companies for similar positions. We conduct performance reviews of our employees, including our executive officers, annually. Based on the performance assessments, and considering changes in salaries provided comparable personnel of companies with whom we compete for management talent, any changes in job duties and responsibilities and our overall financial results, we make adjustments, usually on an annual basis, in base salary rates.

Annual Incentive Compensation. Annual cash incentives for our executive officers are designed to reward performance that furthers profitable growth. In 2006, the compensation committee approved an annual EBITDA target for the year. The annual incentive awards for executive officers are determined on the basis of our achievement of this target.

Our executive officers participate in our executive officer incentive program which is designed to motivate management to achieve, or exceed, an EBITDA level relatively consistent with our annual operating plan. Incentive payments for the past fiscal year are made on, or before, March 15th of the subsequent year. Incentive payments for 2006 were made on March 9, 2007.

The compensation committee has at times exercised discretion to increase or reduce the incentive amounts that resulted from the application of the formula in our executive officer incentive plan. While the committee made no such adjustments relative to amounts paid for 2006 performance, it has the authority to do so in the future if it determines that an adjustment would serve our interests and the goals of the executive officer incentive plan.

Long-Term Incentive Compensation. Generally, a significant stock option grant (at the M-Foods Holdings level) is made in the year when an executive officer commences employment. The Chief Executive Officer and/or President make a recommendation relative to each individual under consideration for a stock option grant, other than for themselves. The size of each grant is generally set at a level that the compensation committee deems appropriate to create a meaningful opportunity for equity ownership based upon past grant guidelines, the individual’s position with us and the individual’s potential for future responsibility and promotion. The relative weight given to each of these factors will vary from individual to individual at the compensation committee’s discretion based upon past grant levels for comparable positions, the individual’s potential to contribute to the growth of the Company’s business, and the individual’s potential for future promotion or to otherwise take on additional management responsibilities, as well as to induce a candidate’s acceptance of a position given the competition for management talent.

When a new executive officer is hired, an option grant will be made at the first regularly scheduled meeting of the compensation committee after the officer commences employment or by the committee’s consent resolution. The exercise price of stock options is always equal to the price of our common stock as determined by a set formula at the most recent quarter’s end, as there is no public market for our equity.

Subsequent option grants may be made at varying times and in varying amounts at the discretion of the compensation committee. Historically, they have been made during our annual reviews in January or February. Changes in titles and responsibilities are considered when follow-on options are granted, as are other considerations taken into account in making grants when employment commences.

The Company’s policy is to have option awards vest over five years, on a pro rata basis, and for the number of shares for which options are awarded to be sufficient to provide the recipient with a meaningful incentive to remain in the Company’s employ on an on-going basis.

Executives are also given an opportunity to invest directly in our parent’s parent. This generally occurs at the time of hiring or at the time of a change-in-control. An opportunity is offered to buy units in Michael Foods Investors, LLC, with the determination of the equity opportunity based upon the executive’s responsibilities and value to the Company, and his or her perceived ability to enhance equity values over time. There are guidelines that have been used historically by our parent’s parent in considering the level of management co-investment, but there is discretion in determining the direct equity opportunity offered to any executive or other management team member. Generally, the individuals have agreed to fund the maximum equity amount they are offered.

Perquisites

Our executive officers participate in the same group insurance and employee benefit plans as our other employees. The Chief Executive Officer, President/Chief Operating Officer and Chief Financial Officer are offered a club membership, at the Company’s expense, to facilitate business development. Historically, the Chief Executive Officer and President/Chief Operating Officer have availed themselves of this perquisite, while the Chief Financial Officer has not. The same officers are offered reimbursement for an annual executive physical, the usage of which varies by officer and by year, and have their tax preparation expenses paid by us. Our use of perquisites as an element of compensation is limited and is largely based on the historical practices and policies of the Company. We do not view perquisites as a significant element of our comprehensive compensation structure, but do believe that they can be used in conjunction with our general compensation program to attract, motivate and retain desirable managers in a competitive environment.

Compensation Committee Report

The compensation committee has discussed and reviewed the Compensation Discussion and Analysis with management. Based upon this review and discussion, the compensation committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.

The compensation committee,

Anthony J. DiNovi, Chairman

Gregg A. Ostrander

Kent R. Weldon

Compensation Table

The following table sets forth information concerning the compensation of our Chief Executive Officer, Chief Financial Officer and each of our three most highly compensated executive officers, referred to as the named executive officers, during 2006.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Non-equity Incentive Plan Compensation (3)	Change in Pension Value and Non- qualified Deferred Compensation Earnings (4)	All Other Compensation (1)	Total
Gregg A. Ostrander Chairman, Chief Executive Officer and President	2006	$816,154	$102,019	176,588	$30,952	$1,125,713

John D. Reedy Executive Vice President and Chief Financial Officer	2006	495,192	53,629	63,201	10,766	622,788

James D. Clarkson (2) Former President and Chief Operating Officer	2006	389,423	—	50,187	2,426,375	2,865,985

Charles D. Bailey Vice President of Operations	2006	225,000	17,595	6,750	9,708	259,053

James G. Mohr Senior Vice President—Supply Chain	2006	215,961	16,888	16,729	9,257	258,835

Mark B. Anderson President—Refrigerated Distribution Division	2006	201,846	21,860	19,532	9,059	252,297

(1)	Reflects the value of contributions made under the Retirement Savings Plan (a defined contribution plan), the value of life insurance premiums paid by us, and, in some instances, perquisites such as club memberships, executive physicals and tax preparation fees.
(2)	Mr. Clarkson died in August 2006. Mr. Ostrander was re-appointed President at that time. Mr. Clarkson’s other compensation includes amounts paid to his estate as per his employment agreement of $2,400,000 and an air travel perquisite of $10,980.
(3)	Payment for 2006 performance made in March 2007 under our incentive plans.

None of the named executive officers received stock option awards or stock awards in 2006. The estate of our deceased President and Chief Operating Officer, James D. Clarkson, exercised his vested stock options in November 2006. There were no other stock option exercises in 2006.

(4)	The amounts in this column reflect amounts recorded by us for accounting purposes in connection with the M-Foods Holdings, Inc. 2003 Deferred Compensation Plan, but the amounts in this column are not currently receivable or accessible, nor do they necessarily reflect actual amounts that may become receivable. While an 8% return is recorded on funds contributed to the Deferred Compensation Plan for accounting purposes, the proceeds, if any, that the individuals listed in this table actually receive in the future in connection with the Deferred Compensation Plan will not necessarily track the recorded return and instead will depend on the amount of distributions to the holders of Class A Units of Michael Foods Investors, LLC. The amounts reflected in this column represent the difference between the 8% recorded return and 5.88%, which percentage is equal to 120% of the 4.9% federal long-term interest rate as of the adoption of the Deferred Compensation Plan.

Option Exercises and Stock Vested in 2006

	Option Awards (1)		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Estate of James D. Clarkson	1,215	$565,084	—	—

Outstanding Equity Awards at December 31, 2006

	Option Awards (1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Gregg A. Ostrander	5,142	3,427	$626.99	11/20/2013	—	—
John D. Reedy	1,825	1,214	626.99	11/20/2013	—	—
Estate of James D. Clarkson	—	—	—	—	—	—
Charles D. Bailey	321	214	626.99	11/20/2013	—	—
James G. Mohr	622	412	626.99	11/20/2013	—	—
Mark B. Anderson	321	214	626.99	11/20/2013	—	—

(1)	Stock options are with our parent, M-Foods Holdings, Inc., but are accounted for by us. All stock options vest ratably over a five year period from date of grant.

Employment Agreements

General Provisions. The employment agreement with Gregg A. Ostrander provides for automatic one year renewals beginning with the second anniversary of the closing of the Merger. The Ostrander employment agreement provides that Mr. Ostrander’s employment (i) shall terminate automatically upon his death or disability, (ii) may terminate at the option of the Company with or without cause and (iii) may terminate at the option of Mr. Ostrander for good reason. The Ostrander employment agreement provides that Mr. Ostrander will receive an annual base salary of at least $715,000 and that he will participate in certain bonus arrangements, long-term incentive plans and employee benefit plans of Michael Foods on a basis no less favorable than available to any other executive officer. The Ostrander employment agreement provides that Mr.

Ostrander’s annual base salary is subject to periodic review, and once increased, the increased base salary becomes a minimum. For 2006, Mr. Ostrander was eligible to receive up to 100% of his salary as an incentive bonus under the Michael Foods, Inc. Executive Officers Incentive Plan. Mr. Ostrander is subject to a noncompetition covenant and a nonsolicitation provision.

The employment agreement with John D. Reedy provides for automatic one year renewals beginning with the second anniversary of the closing of the Merger. The Reedy employment agreement provides that Mr. Reedy’s employment (i) shall terminate automatically upon his death or disability, (ii) may terminate at the option of the Company with or without cause and (iii) may terminate at the option of Mr. Reedy for good reason. The Reedy employment agreement provides that Mr. Reedy will receive an annual base salary of at least $400,000 and that he will participate in certain bonus arrangements, long-term incentive plans and employee benefit plans of Michael Foods. For 2006, Mr. Reedy was eligible to receive up to 100% of his salary as an incentive bonus under the Michael Foods, Inc. Executive Officers Incentive Plan. Mr. Reedy is subject to a noncompetition covenant and a nonsolicitation provision.

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

Our President and Chief Operating Officer, James D. Clarkson, died in August 2006. His family/estate received, in 2006, the amounts payable per his employment agreement’s termination provisions. See Summary Compensation Table.

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

Mr. Westphal, Mr. Bailey and Mr. Witmer are not subject to any severance agreement.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee are Gregg A. Ostrander, Anthony J. DiNovi and Kent R. Weldon. The compensation arrangements for our Chief Executive Officer and certain of our executive officers were established pursuant to the terms of the respective employment agreements between us and each executive officer. The terms of the employment agreements were established pursuant to arms-length negotiations between representatives of Thomas H. Lee Partners, L.P. and each executive officer. Mr. Ostrander is also our Chief Executive Officer. No compensation committee interlock relationships existed in 2006.

Deferred Compensation Plan

Upon the closing of the Merger, certain members of management became participants in the M-Foods Holdings, Inc. (“Holdings”) 2003 Deferred Compensation Plan. Each participant contributed certain proceeds to the Deferred Compensation Plan. The Deferred Compensation Plan is a nonqualified, unfunded obligation of Holdings. Each participant’s deferred compensation account under the plan will track certain distributions to be made to the Class A Units of Michael Foods Investors, LLC, however, the plan will not hold actual Class A Units of Michael Foods Investors, LLC. Participants in the plan will be entitled to a distribution from their deferred compensation account upon the earlier of (i) a change of control of Holdings (ii) the tenth anniversary of the date of the plan and (iii) upon the exercise of any put or call of the participants Class B Units of Michael Foods Investors, LLC. All payments made under the plan shall be made in cash by Holdings. There were distributions of deferred compensation totaling $13.1 million in 2004 coinciding with the dividends issued by Holdings to Michael Foods Investors, LLC.

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

For all committees except the audit committee, non-employee outside directors (excludes affiliates of Thomas H. Lee Partners, L.P.) are paid $1,000 for each regular committee meeting they attend, except for committee chairs who are paid $1,500 for each committee meeting they attend and chair. Non-employee outside directors are paid $1,500 for each regular audit committee meeting they attend, and the audit committee chair is paid $2,000 for each audit committee meeting they attend and chair.

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

Directors’ fees and travel and reimbursed meeting expenses incurred by us in 2006 totaled $143,994. Fees paid by us to non-employee directors in 2006 were as follows:

Name	Fees Earned or Paid in Cash	Other Compensation	Total
Mr. Abbrecht	$—	$—	$—
Mr. DiNovi	—	—	—
Mr. Jenko	35,000	—	35,000
Mr. Weil	33,000	—	33,000
Mr. Weldon	—	—	—

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

Fifty percent of the then 25,000 option shares initially reserved for issuance under this stock option plan were issued to Messrs. Ostrander, Reedy, Clarkson, Mohr and Max Hoffmann (Vice President and Chief Financial Officer for Refrigerated Distribution Division) in 2003. As amended in 2004, the plan provides for a total of 32,277 shares being reserved (including the 25,000 initially reserved). The plan provides that the exercise price is payable (1) in cash, (2) after an initial public offering of Michael Foods’ common stock, through simultaneous sales of underlying shares by brokers or (3) through the exchange of M-Foods Holdings, Inc. securities held by the optionee for longer than six months.

Options vest ratably over a five-year period starting at the Merger date for those grants made in 2003 and for certain grants made in 2004, or the date of grant for other grants. On termination of employment for any reason, all unvested options of the terminated employee are cancelled. Vested options not exercised within 90 days after termination are cancelled, unless such employee is terminated for cause or leaves without good reason, in which case such vested options shall be cancelled upon termination. If employment is terminated for any reason other than for cause or a termination without good reason, M-Foods Holdings will provide a notice setting forth the fair market value of the common stock within 90 days of such termination. In the event of a change in control of M-Foods Holdings, Inc. or Michael Foods Investors, LLC, all options which have not become vested will automatically become vested. The options are subject to other customary restrictions and repurchase rights. Accounting for these stock options is recorded in our financial statements.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

M-Foods Holdings, Inc. is a corporation owned, in part, by Michael Foods Investors, LLC, whose members include affiliates of Thomas H. Lee Partners, L.P. and certain members of our management.

The following table sets forth certain information, as of March 15, 2007, regarding beneficial ownership of Michael Foods Investors, LLC by: (i) each person or entity owning any class of Michael Foods Investors, LLC’s outstanding securities and (ii) each member of Michael Foods Investors, LLC’s management committee (which, with the exception of Charles Weil, is identical to the board of directors of Michael Foods), each of our currently serving named executive officers and all members of the management committee and executive officers as a group. Michael Foods Investors, LLC’s outstanding securities consist of approximately 2,966,818.01 Class A Units, 263,681.99 Class B Units and 330,000 Class C Units. The Class A Units, Class B Units and Class C Units generally have identical rights and preferences, except that the Class C Units are non-voting and have different rights with respect to certain distributions as described in our Form 10-K for the year ended December 31, 2003. To our knowledge, each of these securityholders has sole voting and investment power as to the units shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934.

	Securities Beneficially Owned
Name and Address	Number of Class A Units	Number of Class B Units	Percentage of Class A and B Units	Number of Class C Units	Percentage of Class C Units
Principal Security holders:
Thomas H. Lee Partners L.P. and affiliates (1)	2,900,000.00	—	89.8%	—	—
Management Committee Members and Executive Officers:
Gregg A. Ostrander (2)(3)	22,806.09	70,916.91	2.9%	84,600	25.6%
John D. Reedy (2)(4)	7,707.96	17,292.04	0.8%	25,000	7.6%
Estate of James D. Clarkson (5)	16,206.50	23,653.50	1.2%	35,000	10.6%
Charles D. Bailey (2)	—	4,500.00	0.1%	4,500.00	1.4%
James G. Mohr (2)	5,728.70	11,271.30	0.5%	17,000	5.2%
Mark Westphal (2)	84.18	1,915.82	0.1%	2,000	0.6%
Mark D. Witmer (2)	13.68	4,986.32	0.2%	5,000	1.5%
Mark B. Anderson (2)	10.95	3,989.05	0.1%	4,000	1.2%
Anthony J. DiNovi (1)	—	—	—	—	—
Kent R. Weldon (1)	—	—	—	—	—
Todd M. Abbrecht (1)	—	—	—	—	—
Charles D. Weil (6)	—	—	—	—	—
Jerome J. Jenko (7)	500.00	—	0.0%	—	—
All management committee members and named executive officers as a group (13 persons)	53,058.06	138,524.94	5.9%	177,100	53.7%

(1)

Includes interests owned by each of Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Equity (Cayman) Fund V, L.P., Thomas H. Lee Investors Limited Partnership, 1997 Thomas H. Lee Nominee Trust, Putnam Investments Holdings, LLC, Putnam Investments Employees’ Securities Company I, LLC, and Putnam Investments Employees’ Securities Company II, LLC. Thomas H. Lee Equity Fund V, L.P. and Thomas H. Lee Parallel Fund V, L.P. are Delaware limited partnerships, whose general partner is THL Equity Advisors V, LLC, a Delaware limited liability company. Thomas H. Lee Equity (Cayman) Fund V, L.P. is an exempted limited partnership formed under the laws of the Cayman Islands, whose general partner is THL Equity Advisors V, LLC, a Delaware limited liability company registered in the Cayman Islands as a foreign company. Thomas H. Lee Advisors, LLC, a Delaware limited liability company, is the general partner of Thomas H. Lee Partners, L.P., a Delaware limited partnership, which is the sole member of THL Equity Advisors V, LLC. Thomas H. Lee Investors Limited Partnership (f/k/a THL-CCI Limited Partnership) is a Massachusetts limited partnership, whose general partner is THL Investment Management Corp., a Massachusetts corporation. The 1997 Thomas H. Lee Nominee Trust is a trust with U.S. Bank, N.A. serving as Trustee. Thomas H. Lee has voting and investment control over common shares owned of record by the 1997 Thomas H. Lee Nominee Trust. Each of Anthony J. DiNovi, Kent R. Weldon and Todd M. Abbrecht is a managing director of Thomas H. Lee Advisors, LLC. As managing directors of Thomas H. Lee Advisors, LLC, each of Mr. DiNovi, Mr. Weldon and Mr. Abbrecht has shared voting and investment power over, and therefore, may be deemed to beneficially own member units of Michael Foods Investors, LLC held of record by Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P. and Thomas H. Lee Equity (Cayman) Fund V, L.P. Each of these individuals disclaims beneficial ownership of these units except to the extent of their pecuniary interest therein. The address of Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Equity (Cayman) Fund V, L.P., Thomas H. Lee Investors Limited Partnership, the 1997 Thomas H. Lee Nominee Trust, Anthony J. DiNovi, Todd M. Abbrecht and Kent R. Weldon is 100 Federal Street, 35th Floor, Boston, MA 02110. Putnam Investments Holdings LLC, Putnam

Investments Employees’ Securities Company I, LLC and Putnam Investments Employees’ Securities Company II, LLC are co-investment entities of Thomas H. Lee Partners and each disclaims beneficial ownership of any securities other than the securities held directly by such entity. The address for the Putnam entities is One Post Office Square, Boston, MA 02109.

(2)	The address for Messrs. Ostrander, Reedy, Bailey, Mohr, Westphal, Witmer and Anderson is c/o Michael Foods, Inc., 301 Carlson Parkway, Suite 400, Minnetonka, MN 55305.
(3)	In 2004, Mr. Ostrander placed 47,277 Class B units and 56,400 Class C units into irrevocable trusts for two adult children and one minor child. Mr. Ostrander disclaims beneficial ownership of these units.
(4)	In 2003, Mr. Reedy gifted 15,000 Class B units and 15,000 Class C units to his two adult children. In 2004, Mr. Reedy gifted 10,000 Class B units and 10,000 Class C units to his two adult children. Mr. Reedy disclaims beneficial ownership of these units.
(5)	In 2004, Mr. Clarkson gifted 10,140 Class B units and 15,000 Class C units to his four adult children. Mr. Clarkson died in August 2006.
(6)	The address for Mr. Weil is c/o M.A. Gedney Company, 2100 Stoughton Ave., Chaska, MN 55318.
(7)	The address for Mr. Jenko is c/o Goldsmith, Agio, Helms and Company, First Bank Place, Suite 4600, 601 Second Avenue South, Minneapolis, MN 55402.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2006.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders (1)	27,781	$662.05	3,279
Equity compensation plans not approved by securityholders	—	—	—

Total	27,781	$662.05	3,279

(1)	Stock options are granted by our parent, M-Foods Holdings, Inc.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence Statement

We are not a listed issuer, but have evaluated the independence of our Board of Directors and committee members using the independence standards of the New York Stock Exchange. Our Board has determined that Jerome J. Jenko and Charles D. Weil are independent directors within the meaning of the rules of the New York Stock Exchange. Messrs. Jenko and Weil are members of our audit committee. In addition, Mr. Abbrecht is a member of our audit committee, but is not independent within the meaning of the rules of the New York Stock Exchange as a result of his position with Thomas H. Lee Partners, L. P. Messrs. DiNovi and Weldon are non-management members of our compensation committee, but are not independent within the meaning of the rules of the New York Stock Exchange as a result of their positions with Thomas H. Lee Partners, L. P.

Certain Agreements Relating to the Merger

Securityholders Agreement

Pursuant to the securityholders agreement entered into in connection with the Merger, units of Michael Foods Investors, LLC (or common stock following change in corporate form) beneficially owned by our executives and any other employees of Michael Foods Investors and its subsidiaries, which we collectively refer to as the management investors, are subject to certain restrictions on transfer, other than certain exempt transfers as defined in the securityholders agreement, as well as the other provisions described below. When reference is made to “units” of Michael Foods Investors in the discussion that follows, that reference is deemed to include common stock of Michael Foods Investors following a change in corporate form, whether in preparation for an initial public offering or otherwise.

The securityholders agreement provides that Thomas H. Lee Partners, L.P., the management investors and all other parties to the agreement will vote all of their units to elect and continue in office management committees or boards of directors of Michael Foods Investors and each of its subsidiaries, other than subsidiaries of the Company, consisting of up to five members or directors composed of:

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

Policies and Procedures for Reviewing Related Party Transactions

We have not adopted any written policies or procedures governing the review, approval or ratification of related party transactions. However, our Board of Directors reviews, approves or ratifies, when necessary, all transactions with related parties. The related party transactions described herein were entered into as part of the Merger. Such agreements have not been amended since the Merger. We did not enter into any new related party transactions during 2006.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) was our principal accountant for the years ended December 31, 2006 and 2005. Total fees paid to PricewaterhouseCoopers for audit services rendered during 2006 and 2005 were $354,000 and $326,500, respectively.

Audit-Related Fees

Total fees paid to PricewaterhouseCoopers for audit-related services rendered during 2006 and 2005 were $170,149 and $102,392, respectively, consisting primarily of consultation on matters related to proposed transactions, employee benefit plans, potential acquisitions and accounting consultation.

Tax Fees

Total fees paid to PricewaterhouseCoopers for tax services rendered during 2006 and 2005 were $116,250 and $153,045, respectively, related primarily to tax planning, compliance and consultation.

All Other Fees

There were no fees paid to PricewaterhouseCoopers under this category during 2006 or 2005.

Audit Committee Pre-Approval Policy

Under policies and procedures adopted by the audit committee of our Board of Directors, our principal accountant may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, nor may our principal accountant be engaged to provide any other non-audit service unless the audit committee or its Chairman pre-approve the engagement of our accountant to provide both audit and permissible non-audit services. If the Chairman pre-approves any engagement or fees, he is to make a report to the full audit committee at its next meeting. One hundred percent (100%) of all services provided by our principal accountant in 2006 were pre-approved by the audit committee or its Chairman.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements of the Company, and the related Report of Independent Registered Public Accounting Firm, are included in this report:

1. Financial Statements

MICHAEL FOODS, INC.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Earnings

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

(b) Exhibits and Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated October 10, 2003, by and among M-Foods Investors, LLC, THL Food Products Holdings Co., THL Food Products Co., M-Food Holdings, Inc. and certain shareholders of M-Foods Holdings, Inc. (1)

2.2	Letter Agreement, Amending Merger Agreement dated October 17, 2003, by and among M-Foods Investors, LLC, THL Food Products Holdings Co., THL Food Products Co. and M-Foods Holdings, Inc. (6)

2.3	Letter Agreement, Amending Merger Agreement dated October 24, 2003, by and among M-Foods Investors, LLC, THL Food Products Holdings Co., THL Food Products Co. and M-Foods Holdings, Inc. (6)

2.4	Letter Agreement, Amending Merger Agreement dated November 17, 2003, by and among M-Foods Investors, LLC, THL Food Products Holdings Co., THL Food Products Co. and M-Foods Holdings, Inc. (6)

3.1	Amended and Restated Certificate of Incorporation of Michael Foods, Inc. (f/k/a M-Foods Holdings, Inc.) (2)

Exhibit No.	Description
3.2	Certificate of Merger of THL Food Products Co. with and into M-Foods Holdings, Inc., dated November 20, 2003 (2)

3.3	Agreement and Plan of Merger, dated November 20, 2003, by and among M-Foods Holdings, Inc. and Michael Foods, Inc. (2)

3.4	Certificate of Merger of Michael Foods, Inc. with and into M-Foods Holdings, Inc., dated November 20, 2003 (2)

3.5	Bylaws of Michael Foods, Inc. (f/k/a M-Foods Holdings, Inc.) (2)

4.1	Indenture, dated March 27, 2001, between Michael Foods Acquisition Corp. and BNY Midwest Trust Company, as trustee (3)

4.2	Supplemental Indenture, dated as of April 10, 2001, by and among Michael Foods, Inc., M-Foods Holdings, Inc., Michael Foods of Delaware, Inc., Northern Star Co., Minnesota Products, Inc., Farm Fresh Foods of Nevada, Inc., Crystal Farms Refrigerated Distribution Company, WFC, Inc., Wisco Farm Cooperative, M. G. Waldbaum Company, Papetti’s Hygrade Egg Products, Inc., Casa Trucking, Inc., Papetti Electroheating Corporation, Kohler Mix Specialties, Inc., Midwest Mix, Inc., Kohler Mix Specialties of Connecticut, Inc. and BNY Midwest Trust Company, as trustee (3)

4.3	Fourth Supplemental Indenture, dated as of October 31, 2003, by and among Michael Foods, Inc. and BNY Midwest Trust Company (2)

4.4	Collateral Pledge and Security Agreement, dated March 27, 2001, between Michael Foods Acquisition Corp., and Banc of America Securities, LLC and Bear, Stearns & Co. and BNY Midwest Trust Company as collateral agent and securities intermediary (3)

4.5	Indenture, dated November 20, 2003, among Michael Foods, Inc., the Guarantors party thereto and Wells Fargo Bank Minnesota, National Association, as trustee (2)

4.6	Registration Rights Agreement, dated November 20, 2003, among Michael Foods, Inc., the Subsidiary Guarantors party thereto and Banc of America Securities LLC, Deutsche Bank Securities Inc. and UBS Securities LLC (2)

10.1	Credit Agreement dated as of November 20, 2003, among THL Food Products Co., as Borrower, THL Food Products Holding Co., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc., as Joint Lead Arrangers and Joint Book Managers, Deutsche Bank Securities Inc. and UBS Securities LLC, as Co-Syndication Agents, and General Electric Capital Corporation and Cooperative Centrale Raiffeisen—Boerenleenbank B.A., “Rabobank International,” New York Branch, as Co-Documentation Agents (2)

10.2	Senior Unsecured Term Loan Agreement dated as of November 20, 2003, among THL Food Products Co., as Borrower, THL Food Products Holding Co., Bank of America, N.A., as Administrative Agent, the lenders party thereto, Bank of America Securities LLC and Deutsche Bank Securities, Inc., as Joint Lead Arrangers and Joint Book Managers, and Deutsche Bank Securities Inc. and UBS Securities LLC, as Co-Syndication Agents (2)

10.3	Employment Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and Gregg A. Ostrander (6)

10.4	Employment Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and John D. Reedy (6)

10.5	Employment Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and James D. Clarkson (6)

Exhibit No.	Description
10.6	Employment Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and James Mohr (6)

10.7	Employment Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and Max R. Hoffmann (6)

10.8	Senior Management Unit Subscription Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and Gregg A. Ostrander (6)

10.9	Senior Management Unit Subscription Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and John D. Reedy (6)

10.10	Senior Management Unit Subscription Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and James D. Clarkson (6)

10.11	Senior Management Unit Subscription Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and James Mohr (6)

10.12	Senior Management Unit Subscription Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and Max R. Hoffmann (6)

10.13	Stock Option Agreement, dated November 20, 2003, between Gregg A. Ostrander and M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.) (6)

10.14	Stock Option Agreement, dated November 20, 2003, between John D. Reedy and M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.) (6)

10.15	Stock Option Agreement, dated November 20, 2003, between James D. Clarkson and M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.) (6)

10.16	Stock Option Agreement, dated November 20, 2003, between James Mohr and M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.) (6)

10.17	Stock Option Agreement, dated November 20, 2003, between Max R. Hoffmann and M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.) (6)

10.18	M-Foods Holdings, Inc. Amended and Restated 2003 Stock Option Plan (9)

10.19	Management Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and THL Managers V, LLC (6)

10.20	Securityholders Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and the other parties thereto (6)

10.21	Amended and Restated Limited Liability Company Agreement of Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC), dated November 20, 2003, between THL-MF Investors, LLC and the other parties thereto (6)

10.22	Subscription and Share Purchase Agreement, dated November 20, 2003, between M-Foods Holdings, Inc. (formerly known as THL Food Products Holding Co.) and Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) (6)

10.23	Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc., as successor to Michael Foods, Inc., a Delaware corporation and A&A Urban Renewal, relating to the lease of a facility located at 100 Trumbull St., Elizabeth, NJ (4)

10.24	Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc., as successor to Michael Foods, Inc., a Delaware corporation, and Papetti Holding Company, et al., relating to the lease of a facility located at 877-879 E. North Ave., Elizabeth, NJ (4)

10.25	Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc., as successor to Michael Foods, Inc., a Delaware corporation, and Papetti Holding Company, relating to the lease of a facility located at 847-855 E. North Ave., Elizabeth, NJ (4)

Exhibit No.	Description
10.26	Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc. as successor to Michael Foods, Inc., a Delaware corporation, and Jersey Pride Urban Renewal, relating to the lease of a facility located at One Papetti Plaza, Elizabeth, NJ (4)

10.27	North Carolina State University Consolidated, Restated and Amended License Agreement, dated June 9, 2000, by and between North Carolina State University and the Company (5)

10.28	Form of Stock Option Agreement pursuant to the M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.) 2003 Stock Option Plan (6)

10.29	M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.) Deferred Compensation Plan, dated November 20, 2003 (6)

10.30	Michael Foods, Inc. Executive Officers Incentive Plan (6)

10.31	Michael Foods, Inc. Senior Management, Officers and Key Employees Incentive Plan (6)

10.32	Amendment No. 1 to the Senior Unsecured Term Loan Agreement dated as of September 17, 2004, among Michael Foods, Inc., M-Foods Holdings, Inc., the banks, financial institutions and other institutional lender parties to the Senior Unsecured Term Loan Agreement and Bank of America, N.A., as administrative agent (7)

10.33	Amendment No. 1 to Credit Agreement dated as of September 17, 2004, among Michael Foods, Inc., M-Foods Holdings, Inc., the banks, financial institutions and other institutional lender parties to Credit Agreement and Bank of America, N.A., as administrative agent (7)

10.34	Amendment No. 2 to Credit Agreement dated as of May 18, 2005, among Michael Foods, Inc., M-Foods Holdings, Inc., the banks, financial institutions and other institutional lender parties to Credit Agreement and Bank of America, N.A., as administrative agent (8)

10.35	Amendment No. 3 to Credit Agreement dated as of November 22, 2005, among Michael Foods, Inc., M-Foods Holdings, Inc., the banks, financial institutions and other institutional lender parties to Credit Agreement and Bank of America, N.A., as administrative agent (9)

10.36	First Amendment, dated as of September 30, 2006, to Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc., as successor to Michael Foods, Inc., a Delaware corporation and A&A Urban Renewal, relating to the lease of a facility located at 100 Trumbull St., Elizabeth, NJ

10.37	First Amendment, dated as of September 30, 2006, to Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc., as successor to Michael Foods, Inc., a Delaware corporation, and Papetti Holding Company, et al., relating to the lease of a facility located at 877-879 E. North Ave., Elizabeth, NJ

10.38	First Amendment, dated as of September 30, 2006, to Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc., as successor to Michael Foods, Inc., a Delaware corporation, and Papetti Holding Company, relating to the lease of a facility located at 847-855 E. North Ave., Elizabeth, NJ

10.39	First Amendment, dated as of September 30, 2006, to Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc. as successor to Michael Foods, Inc., a Delaware corporation, and Jersey Pride Urban Renewal, relating to the lease of a facility located at One Papetti Plaza, Elizabeth, NJ

12.1	Computation of ratio of earnings to fixed charges

14.1	Business Conduct Policy (10)

21.1	Subsidiaries of Michael Foods, Inc.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

(1)	Incorporated by reference from the Predecessor’s current report on Form 8-K filed with the Commission on October 16, 2003.
(2)	Incorporated by reference from the Company’s Form S-4 Registration Statement (Registration No. 333-112714) filed with the Commission on February 11, 2004.
(3)	Incorporated by reference from Amendment No. 1 to the Predecessor’s Form S-4 Registration Statement (Registration No. 333-63722) filed with the Commission on July 18, 2001.

(4)	Incorporated by reference from the 2001 predecessor’s current report on Form 8-K filed with the Commission on November 22, 2000.
(5)	Incorporated by reference from the 2001 predecessor’s quarterly report on Form 10-Q filed with the Commission on November 22, 2000.
(6)	Incorporated by reference from the Company’s report on Form 10-K filed with the Commission on March 30, 2004.
(7)	Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on September 22, 2004.
(8)	Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on May 23,

2005.

(9)	Incorporated by reference from the Company’s report on Form 10-K filed with the Commission on March 23, 2006.
(10)	Incorporated by reference from the Company’s report on Form 10-K filed with the Commission on March 29, 2005.

SCHEDULE II

MICHAEL FOODS, INC. AND SUBSIDIARIES

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for Doubtful Accounts
For the Year Ended December 31, 2004	$2,975	$2,590	$883	$4,682
For the Year Ended December 31, 2005	$4,682	$0	$358	$4,324
For the Year Ended December 31, 2006	$4,324	$0	$174	$4,150

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHAEL FOODS, INC.

Date: March 29, 2007	By:	/s/ GREGG A. OSTRANDER
Gregg A. Ostrander (Chairman, Chief Executive Officer and President)

Date: March 29, 2007	By:	/s/ JOHN D. REEDY
John D. Reedy (Executive Vice President, Chief Financial Officer, and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ TODD M. ABBRECHT	March 29, 2007
Todd M. Abbrecht (Director)

/s/ ANTHONY J. DINOVI	March 29, 2007
Anthony J. DiNovi (Director)

/s/ JEROME J. JENKO	March 29, 2007
Jerome J. Jenko (Director)

/s/ CHARLES D. WEIL	March 29, 2007
Charles D. Weil (Director)

/s/ KENT R. WELDON	March 29, 2007
Kent R. Weldon (Director)

MICHAEL FOODS, INC.

(A Wholly Owned Subsidiary of M-Foods Holdings, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder

of Michael Foods, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Michael Foods, Inc. and its subsidiaries (the Company), a wholly owned subsidiary of M-Foods Holdings, Inc., at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Minneapolis, MN

March 20, 2007

MICHAEL FOODS, INC.

(A Wholly Owned Subsidiary of M-Foods Holdings, Inc.)

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

	December 31,
	2006	2005
ASSETS
Current Assets
Cash and equivalents	$21,576	$42,179
Accounts receivable, less allowances	105,305	103,108
Inventories	103,420	97,879
Prepaid expenses and other	8,201	8,703

Total Current Assets	238,502	251,869
Property, Plant And Equipment
Land	4,044	4,044
Buildings and improvements	118,890	114,793
Machinery and equipment	301,656	277,856

	424,590	396,693
Less accumulated depreciation	165,527	109,406

	259,063	287,287
Other Assets
Goodwill	521,435	521,435
Intangible assets, net	216,680	232,233
Other assets	28,083	40,752

	766,198	794,420

	$1,263,763	$1,333,576

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Current maturities of long-term debt	$837	$3,484
Accounts payable	72,246	69,475
Accrued liabilities
Compensation	11,894	18,006
Customer programs	39,766	43,750
Other	35,401	37,231

Total Current Liabilities	160,144	171,946
Long-term debt, less current maturities	644,957	706,239
Deferred income taxes and other	117,616	136,328
Deferred compensation	16,252	15,048
Shareholder’s Equity
Common stock, $0.01 par value, 3,000 shares authorized, issued and outstanding in 2006 and 2005	—	—
Additional paid-in capital	260,935	254,617
Retained earnings	61,466	45,610
Accumulated other comprehensive income	2,393	3,788

	324,794	304,015

	$1,263,763	$1,333,576

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS, INC.

(A Wholly Owned Subsidiary of M-Foods Holdings, Inc.)

CONSOLIDATED STATEMENTS OF EARNINGS

For the Years Ended December 31,

(In Thousands)

	2006	2005	2004
Net sales	$1,247,348	$1,242,498	$1,313,504
Cost of sales	1,016,832	1,005,418	1,077,126

Gross profit	230,516	237,080	236,378
Selling, general and administrative expenses	133,287	130,833	138,138
Plant closing expenses	3,139	—	—

Operating profit	94,090	106,247	98,240
Interest expense, net	55,928	47,119	43,285
Loss on early extinguishment of debt	—	5,548	—

Earnings before income taxes and equity in losses of unconsolidated subsidiary	38,162	53,580	54,955
Income tax expense	16,294	14,266	20,981

Earnings before equity in losses of unconsolidated subsidiary	21,868	39,314	33,974
Equity in losses of unconsolidated subsidiary	2,713	455	460

Net earnings	$19,155	$38,859	$33,514

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS, INC.

(A Wholly Owned Subsidiary of M-Foods Holdings, Inc.)

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(In Thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total Shareholder’s Equity
Balance at January 1, 2004	3	$—	$289,308	$(4,529)	$2,759		$287,538
Additional capital invested by parent	—	—	13,159	—	—	—	13,159
Dividend to parent	—	—	(47,850)	(22,234)	—	—	(70,084)
Net earnings	—	—	—	33,514	—	$33,514
Interest rate cap	—	—	—	—	(623)	(623)
Foreign currency translation adjustment	—	—	—	—	2,486	2,486
Futures loss	—	—	—	—	(8,597)	(8,597)
Comprehensive income	—	—	—	—	—	—	26,780

Balance at December 31, 2004	3	—	254,617	6,751	(3,975)	$26,780	257,393

Net earnings	—	—	—	38,859	—	$38,859
Interest rate cap	—	—	—	—	64	64
Foreign currency translation adjustment	—	—	—	—	590	590
Futures gain	—	—	—	—	7,109	7,109
Comprehensive income	—	—	—	—	—	—	46,622

Balance at December 31, 2005	3	—	254,617	45,610	3,788	$46,622	304,015

Adoption of Staff Accounting Bulletin No. 108 (net of $2,021 of income tax)	—	—	—	(3,299)	—	—	(3,299)
Capital invested by parent	—	—	4,909	—	—	—	4,909
Stock option exercise	—	—	766	—	—	—	766
Non-cash stock option compensation	—	—	643	—	—	—	643
Net earnings	—	—	—	19,155	—	$19,155
Interest rate cap	—	—	—	—	559	559
Foreign currency translation adjustment	—	—	—	—	(1,012)	(1,012)
Futures loss	—	—	—	—	(942)	(942)
Comprehensive income	—	—	—	—	—	—	17,760

Balance at December 31, 2006	3	$—	$260,935	$61,466	$2,393	$17,760	$324,794

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS, INC.

(A Wholly Owned Subsidiary of M-Foods Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

(In Thousands)

	2006	2005	2004
Cash flow from operating activities:
Net earnings	$19,155	$38,859	$33,514
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	59,305	54,531	51,299
Amortization of intangibles	15,553	15,561	15,558
Amortization of deferred financing costs	4,743	1,993	2,046
Write-off of assets related to plant closing	2,894	—	—
Write-off of Belgian joint venture	2,713	—	—
Write-off deferred financing costs	—	4,134	—
Deferred income taxes	(15,530)	(12,259)	(2,706)
Preferred return on deferred compensation	1,204	968	1,771
Non-cash stock option compensation	643	—	—
Bad debt expense	—	—	2,590
Changes in operating assets and liabilities:
Accounts receivable	(2,115)	(1,348)	5,430
Inventories	(5,634)	(6,678)	6,198
Prepaid expenses and other	493	6,633	17,484
Accounts payable	2,872	3,532	(5,904)
Accrued liabilities	(9,530)	(1,524)	7,476
Deferred compensation	—	—	(13,109)

Net cash provided by operating activities	76,766	104,402	121,647
Cash flows from investing activities:
Capital expenditures	(33,806)	(40,690)	(37,695)
Other assets	(98)	(817)	1,314

Net cash used in investing activities	(33,904)	(41,507)	(36,381)
Cash flows from financing activities:
Payments on revolving line of credit	(1,200)	—	(5,500)
Proceeds from revolving line of credit	1,200	—	5,500
Payments on long-term debt	(64,070)	(140,372)	(41,483)
Proceeds from long-term debt	—	88,188	—
Proceeds from stock option exercise	766	—	—
Additional capital invested by parent	—	—	13,159
Deferred financing costs	(162)	(378)	(824)
Dividends	—	—	(70,084)

Net cash used in financing activities	(63,466)	(52,562)	(99,232)
Effect of exchange rate changes on cash	1	30	188

Net increase (decrease) in cash and equivalents	(20,603)	10,363	(13,778)
Cash and equivalents at beginning of period	42,179	31,816	45,594

Cash and equivalents at end of period	$21,576	$42,179	$31,816

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$51,448	$47,693	$39,166
Income taxes	26,101	30,387	10,228

The accompanying notes are an integral part of these financial statements.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

The Company is a diversified producer and distributor of food products in three areas—egg products, refrigerated distribution, and potato products. The Company also distributes refrigerated grocery items, primarily cheese and other dairy items, to the retail grocery market in the United States.

Michael Foods, Inc. is a wholly-owned subsidiary of M-Foods Holdings, Inc. (“Holdings” or “Parent”). M-Foods Holdings, Inc. is a wholly-owned subsidiary of Michael Foods Investors, LLC, whose members include affiliates of Thomas H. Lee Partners L.P. and certain members of our management.

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

Year end December 31, 2006, contained a fifty-two week period ended December 30, 2006.

Year end December 31, 2005, contained a fifty-two week period ended December 31, 2005.

Year end December 31, 2004, contained a fifty-two week period ended January 1, 2005.

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

Cash and Equivalents

We consider all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. Substantially all of our cash and equivalents are with one mutual fund family. At times, bank deposits may be in excess of federally insured limits.

Accounts Receivable

We grant credit to our customers in the normal course of business, but generally do not require collateral or any other security to support amounts due. Management performs on-going credit evaluations of customers. We maintain an allowance for potential credit losses based on historical write-off experience which, when realized, have been within management’s expectations. The allowance was $4,150,000 and $4,324,000 at December 31, 2006 and 2005.

Inventories

Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful lives of generally one to two years.

Inventories consisted of the following at December 31, (in thousands):

	2006	2005
Raw materials and supplies	$18,485	$17,752
Work in process and finished goods	62,220	57,961
Flocks	22,715	22,166

	$103,420	$97,879

Accounting for Hedge Activities

Certain of our operating segments enter into derivative instruments, such as corn, soybean meal, cheese and fuel futures that we believe provide an economic hedge of future transactions and are designated as cash flow hedges. As the commodities being hedged are either grain ingredients fed to our flocks, raw materials or production inputs, the changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of these items. In 2004, we entered into a 6% interest cap arrangement that corresponds with the interest payment terms on $210 million borrowed under the variable portion of our credit agreement for a one-year period starting in November 2004, then declining to $180 million for one year starting in November 2005. The interest cap arrangement expired in November 2006.

We actively monitor exposure to commodity price risks and use derivative commodity instruments to manage the impact of certain of these risks. We use derivatives, primarily futures contracts, only for the purpose of managing risks associated with underlying exposures. Our futures contracts are cash flow hedges of firm purchase commitments and anticipated production requirements, as they reduce our exposure to changes in the cash price of the respective items and generally extend for less than one year. We expect that within the next twelve months we will reclassify, as earnings, the amount recorded in accumulated other comprehensive income related to futures at year end.

We do not trade or use instruments with the objective of earning financial gains on the commodity price, nor do we use instruments where there are not underlying exposures. All derivatives are recognized at their fair value. The fair values at December 31, 2006 resulted in an asset of approximately $907,000 included in other current assets. Gains and losses on futures contracts are deferred as a component of Accumulated Other Comprehensive Gain or (Loss) (“AOCG” or “ACOL”) in the equity section of our balance sheet and a corresponding amount is recorded in other current assets or liabilities, as appropriate. The amounts deferred are subsequently recognized in cost of sales when the associated products are sold. The cost or benefit of contracts closed prior to the execution of the underlying purchase is deferred until the anticipated purchase occurs. As a result of the volatility of the markets, deferred gains and losses in AOCG or AOCL may fluctuate until the related contract is closed.

We document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, we assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. If it is determined that a derivative ceases to be a highly effective hedge, the derivative expires or is sold, terminated or exercised or the forecasted transaction being hedged will no longer occur, we will discontinue hedge accounting, and any deferred gains or losses on the derivative instrument will be recognized in earnings during the period in which it no longer qualifies as a hedge. The amount of ineffectiveness, included in cost of sales, was immaterial for 2006, 2005 and 2004.

Property, Plant and Equipment

Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on the straight-line basis. Estimated service lives range from 10-40 years for buildings and improvements and 3-15 years for machinery and equipment. Maintenance and repairs are charged to expense in the year incurred and renewals and betterments are capitalized. The costs and accumulated depreciation of assets sold or disposed of are removed from the accounts and the resulting gain or loss is reflected in earnings.

We capitalized $803,000, $461,000 and $168,000 of interest relating to the construction and installation of property, plant and equipment during the years ended December 31, 2006, 2005 and 2004, respectively.

Goodwill and Intangible Assets

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

Each segment’s share of goodwill at December 31, (in thousands):

	2006	2005
Egg Products	$428,940	$428,940
Refrigerated Distribution	32,290	32,290
Potato Products	60,205	60,205

	$521,435	$521,435

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

Our intangible assets at December 31, (in thousands):

	2006	2005
Amortized intangible assets, principally customer relationships	$230,615	$230,615
Accumulated amortization	(47,960)	(32,407)

	182,655	198,208
Indefinite lived intangible assets, trademarks	34,025	34,025

	$216,680	$232,233

The aggregate amortization expense for the years ended December 31, 2006, 2005, and was $15,553,000, $15,561,000, and $15,558,000, respectively. The estimated amortization expense for the years ended December 31, 2007 through December 31, 2011 is as follows (in thousands):

2007	$15,328
2008	15,328
2009	15,328
2010	15,328
2011	15,328

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

Deferred Financing Costs

Deferred financing costs are included in other assets and are being amortized using the interest method over the lives of the respective debt agreements. Our deferred financing costs as of December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Deferred financing costs	$31,435	$31,273
Accumulated amortization	(14,272)	(4,209)

	$17,163	$27,064

Foreign Joint Ventures and Currency Translation

We have invested in foreign joint ventures in Europe and Canada related to our Egg Products Division. The financial statements for the Canadian entity are measured in the local currency and then translated into U.S. dollars. The balance sheet accounts are translated using the current exchange rate at the balance sheet date and the operating results are translated using the average rates prevailing throughout the reporting period. Accumulated translation gains or losses are recorded in AOCG or AOCL and are included as a component of comprehensive income. We own 67% of the Canadian joint venture and, therefore, its financial statements are included in our consolidated financial statements.

We hold a 35.63% ownership in Belovo S.A., a Belgian egg products company. Our investment in the joint venture was $2.7 million at December 31, 2005. We have not received dividends from this entity. In January 2006, Belovo completed a scission of its business, splitting its operations into separate entities. In September 2006, we determined, based on continuing losses and the then financial position of Belovo, that a valuation adjustment on the investment was necessary. We recorded approximately $0.9 million of losses related to Belovo’s 2006 operations and we adjusted the value of our investment in Belovo to zero in September 2006 by recording a $1.8 million valuation adjustment.

Revenue Recognition

Sales are recognized when goods are received by the customer and are recorded net of estimated customer programs and returns. In accordance with Staff Accounting Bulletin (“SAB”) 104, we recognize revenue when all of the following conditions have been met:

(1) Persuasive evidence of an arrangement exists—A revenue transaction is initiated and evidenced by receipt of a purchase order from our customer.

(2) Delivery has occurred or services have been rendered—An invoice is created from the bill of lading at our shipping plant and revenue is recognized when proof of delivery of the receipt of goods is received from our carriers.

(3) The seller’s price to the buyer is fixed or determinable—Our sales invoice includes an agreed upon selling price.

(4) Collectibility is reasonably assured—We have a documented credit and collection policy and procedure manual for determining collectibility from our customers.

Our shipping policy is FOB destination; therefore, title to goods remains with us until delivered by the carrier to our customer.

Only a minor portion of our sales result in customer returns. An accrual is estimated based on historical trends and reviewed periodically for adequacy. Revenue is appropriately reduced to reflect estimated returns.

We are able to make a reasonable estimate of customer returns due to the fact that our sales are not susceptible to significant external factors, the return period is short, we have no history of not being able to estimate this accrual and our sales are high volume and homogeneous in nature.

Customer incentive programs include customer rebates, volume discounts and allowance programs. We have contractual arrangements with our customers and utilize agreed-upon discounts to determine the accrued promotion costs related to these customers. In addition, we have contractual arrangements with end-user customers and utilize historical experience to determine this accrual.

Advertising

Advertising costs are expensed as incurred. Our advertising expense for the years ended December 31, 2006, 2005, and 2004 was $12,449,000, $12,083,000, and $9,617,000, respectively.

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

Comprehensive Income

Total comprehensive income is disclosed in the consolidated statements of shareholder’s equity and included in net earnings and other comprehensive income (loss), which is comprised of unrealized gains (losses) on cash flow hedges and foreign currency translation adjustments.

The components of and changes in accumulated other comprehensive income (loss), net of taxes, were as follows (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Interest Rate Cap	Total AOCG/AOCL
Balance at December 31, 2003	$2,430	$329	$—	$2,759
Foreign currency translation adjustment	—	2,486	—	2,486
Change due to cash flow hedges	(8,597)	—	—	(8,597)
Interest rate cap	—	—	(623)	(623)

Balance at December 31, 2004	(6,167)	2,815	(623)	(3,975)
Foreign currency translation adjustment	—	590	—	590
Change due to cash flow hedges	7,109	—	—	7,109
Interest rate cap	—	—	64	64

Balance at December 31, 2005	942	3,405	(559)	3,788
Foreign currency translation adjustment	—	(1,012)	—	(1,012)
Change due to cash flow hedges	(942)	—	—	(942)
Interest rate cap	—	—	559	559

Balance at December 31, 2006	$—	$2,393	$—	$2,393

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. While our analysis of the impact of FIN 48 is not yet complete, we do not anticipate it will have a material impact on our shareholder’s equity at the time of adoption.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

While the effects of the errors noted below were not considered to be material under our previous method for quantifying misstatements, the correction of such amounts would be material to our 2006 financial statements based on the “dual method” for quantifying misstatements, as prescribed by SAB 108. Accordingly, we elected to record the effects of these items by using the cumulative effect transition method provided for in SAB 108. The following table summarizes the effects (up to January 1, 2006) of applying the guidance in SAB 108 (in thousands):

Period in which the Misstatement Originated

	Cumulative Prior to January 1,	Year Ended December 31,		Adjustment Recorded as of January 1,
	2004	2004	2005	2006
Deferred financing costs (1)	—	$(2,864)	$(2,456)	$(5,320)
Deferred income taxes (2)	—	1,088	933	2,021

Impact on net income (3)	—	$(1,776)	$(1,523)

Retained earnings (4)				$(3,299)

(1)	We were not recognizing deferred financing costs using the effective interest method as required by generally accepted accounting principles. As a result of this error, our amortization expense was understated by $2.9 million in 2004 and $2.4 million in 2005. We recorded a $5.3 million decrease in our deferred financing costs as of January 1, 2006 with a corresponding reduction in retained earnings to correct these misstatements.
(2)	As a result of the misstatement described above, our provision for income taxes was overstated by $1.1 million in 2004 and $0.9 million in 2005. Accordingly, we recorded a decrease in deferred income taxes in the amount of $2.0 million as of January 1, 2006 with a corresponding increase in retained earnings.
(3)	Represents the net over-statement of net income for the indicated periods resulting from these misstatements.
(4)	Represents the net reduction to retained earnings recorded as of January 1, 2006 to record the initial application of SAB 108.

NOTE B—DEBT

Long-term debt consisted of the following at December 31, (in thousands):

	2006	2005
Revolving lines of credit	$—	$—
Senior term loan	477,300	540,000
Senior subordinated notes payable	150,050	150,050
Other	18,444	19,673

	645,794	709,723
Less current maturities	837	3,484

	$644,957	$706,239

In November 2003, we entered into a senior credit agreement, which consisted of a $100,000,000 revolving credit facility and $495,000,000 senior term loan. The revolving credit facility is due November 2009 and the senior term loan is due in November 2010. As amended in 2005, the credit agreement now provides $640,000,000. Our senior credit facility bears interest at a floating base rate plus an applicable margin, as defined in the agreement (effective rate of 7.35% at December 31, 2006). In November 2003, we also issued $150,000,000 of 8.0% senior subordinated notes due April 2013, which are subordinated to the senior credit agreement. In November 2003, we also issued a $135,000,000 senior unsecured term loan that was due in November 2011, but was repaid in November 2005, at which time the senior unsecured term loan was terminated. In conjunction with the repayment of the senior unsecured term loan we incurred a $1,350,000 prepayment penalty and wrote-off $4,134,000 of debt financing costs, which along with other costs were included in the $5,548,000 charged against the statement of earnings. At December 31, 2006, approximately $6,464,000 was used under the revolving line of credit for letters of credit.

The revolving credit facility and senior term loan are collateralized by substantially all of our assets. The revolving credit loan, the term loan, and senior subordinated notes contain restrictive covenants, including restrictions on dividends and distributions to shareholders and unit holders, a maximum leverage ratio, and a minimum interest coverage ratio, in addition to limitations on additional indebtedness and liens. Covenants related to operating performance are primarily based on earnings before interest expense, income taxes, and depreciation and amortization expense. Our failure to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on our results of operations, financial position and cash flow. In general, the debt covenants limit our discretion in the operation of our businesses. We were in compliance with all of the financial covenants in the credit agreement and the indenture as of December 31, 2006. In addition, the revolving credit and term loan agreements include guarantees by substantially all of our domestic subsidiaries. The fair value of our long-term debt at December 31, 2006 approximated the carrying value.

On September 30, 2005, a $10,250,000 bond financing was completed by the City of Wakefield, Nebraska at an annual interest rate of 7.6%, with such proceeds to be used for the construction of a wastewater treatment facility. We have guaranteed the principal and interest payments related to these bonds, which mature September 15, 2017. These bonds were recorded as long-term debt on our balance sheet in accordance with current accounting literature, FASB Interpretation No.45.

Aggregate maturities of our long-term debt are as follows (in thousands):

Year Ending December 31,
2007	$837
2008	4,341
2009	6,579
2010	471,854
2011	2,038
Thereafter	160,145

$645,794

The components of net interest expense for the years ended December 31, are as follows (in thousands):

	2006	2005	2004
Interest expense	$58,779	$48,852	$44,189
Capitalized interest	(803)	(461)	(168)
Interest income	(2,048)	(1,272)	(736)

Interest expense, net	$55,928	$47,119	$43,285

NOTE C—INCOME TAXES

Income tax expense consists of the following for the years ended December 31 (in thousands):

	2006	2005	2004
Current:
Federal	$28,908	$28,621	$16,020
State	2,916	2,264	2,412

	31,824	30,885	18,432

Deferred:
Federal	(15,536)	(13,548)	2,318
Foreign	1,794	(2,109)	—
State	(1,788)	(962)	231

	(15,530)	(16,619)	2,549

	$16,294	$14,266	$20,981

The components of the deferred tax assets and (liabilities) associated with the cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes follows at December 31 (in thousands):

	2006	2005
Current deferred income taxes:
Flock inventories	$(5,776)	$(5,684)
Other, primarily accrued expenses	4,796	5,684

Total current deferred income taxes	$(980)	$—

Non-current deferred income taxes:
Depreciation	$(41,834)	$(56,118)
Customer relationships	(68,496)	(74,243)
Trademarks and licenses	(11,426)	(11,523)
Net operating loss carryforwards	2,497	2,636
Other	6,337	3,186

	(112,922)	(136,062)
Valuation allowance	(4,653)	(266)

Total non-current deferred income taxes	(117,575)	(136,328)

Total deferred income taxes	$(118,555)	$(136,328)

A valuation allowance was recorded in 2006 against the deferred tax assets of certain of our foreign joint ventures and subsidiaries. The valuation allowance was recorded based on management’s judgment that it is more likely than not that the benefits of those deferred tax assets will not be realized in the future.

The following is a reconciliation of the federal statutory income tax rate to the consolidated effective tax rate based on earnings before equity in losses of unconsolidated subsidiary for the years ended December 31:

	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal impact	1.9	1.6	3.2
Qualified production activities deduction	(2.1)	(1.5)	—
Other permanent differences	(0.7)	(0.6)	—
Tax benefit from change in tax rate on cumulative temporary differences	—	(7.5)	—
Valuation allowance	8.8	—	—
Other	(0.2)	(0.4)	—

	42.7%	26.6%	38.2%

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

We have foreign net operating loss carryforwards of approximately $6,660,000 which expire from 2009 through 2016.

NOTE D—EMPLOYEE RETIREMENT PLAN

Employees who meet certain service requirements are eligible to participate in a defined contribution retirement plan. We match up to 4% of each participant’s eligible compensation. Our matching contributions for the years ended December 31, 2006, 2005 and 2004 were $2,911,000, $2,932,000, and $2,454,000, respectively.

We also contribute to one union retirement plan which totaled $49,000, $31,000, and $44,000 for the years ended December 31, 2006, 2005 and 2004.

NOTE E—RELATED PARTY TRANSACTIONS

Pursuant to a management agreement with THL Managers V, LLC, an affiliate of Thomas H. Lee Partners, L.P., we pay them an annual fee of $1,500,000 or 1.0% of consolidated earnings before interest, taxes, depreciation and amortization, whichever is greater. The management fee for the year ended December 31, 2006 was $1,808,650, of which $1,805,850 was paid in 2006. The management fees for the years ended December 31, 2005 and 2004 were $1,805,850 and $1,729,400, respectively.

NOTE F—COMMITMENTS AND CONTINGENCIES

Lease Commitments

Our corporate offices and several of our manufacturing facilities are leased under operating leases expiring at various times through February 2017. The leases provide that real estate taxes, insurance, and maintenance expenses are our obligations. In addition, we lease some of our transportation and manufacturing equipment under operating leases.

Rent expense, including real estate taxes and maintenance expenses, was approximately $7,133,000, $6,380,000 and $6,663,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The following is a schedule of minimum rental commitments for base rent for the years ending December 31 (in thousands):

2007	$6,106
2008	6,247
2009	6,279
2010	4,628
2011	4,008
Thereafter	5,922

$33,190

Debt Guarantees

We have guaranteed the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of several municipalities where we have manufacturing facilities. The repayment of these bonds is funded through the wastewater treatment charges paid by us. However, should those charges not be sufficient to pay the bond payments as they become due, we have agreed to pay any shortfall. The remaining principal balance of these bonds at December 31, 2006 was approximately $15,781,000, and has been included our debt balance (see Note B).

Procurement Contracts

We have entered into substantial purchase obligations to fulfill our egg, potato and cheese requirements. We maintain long-term egg procurement contracts with numerous cooperatives and egg producers throughout the Midwestern and Eastern United States and Canada, which supply approximately 45% of our annual egg requirements. Most of these contracts vary in length from 18 to 120 months. The egg prices are primarily indexed to grain or Urner Barry market indices. One egg supplier provides more than 10% of our annual egg requirements. Based upon the best estimates available to us for grain and egg prices, we project our purchases from our top five contracted egg suppliers will approximate $106 million in 2007, $104 million in 2008, $99 million in 2009, $80 million in 2010 and $17 million in 2011, and that the 2007 amount will account for approximately 34% of our total egg purchases this year. In addition, we have contracts to purchase potatoes that expire in 2007. These contracts will supply approximately 49% of the Potato Products Division’s estimated raw potato needs in 2007. Two potato suppliers are each expected to provide more than 10% of our 2007 potato requirements.

Fuel Commitments

We partially mitigate some of our natural gas requirements for producing our products by fixing the price for a portion of our natural gas usage. The monthly purchases for natural gas have been made for January, February and March 2007 and cover approximately 75% of our estimated usage requirements during that period, or approximately 21% of our annual needs. Also, we partially mitigate the risk of variability of our transportation-related fuel costs through the use of home heating oil futures contracts from time to time. The monthly purchases for home heating oil are for January through December 2007 and cover approximately 52% of our estimated annual usage requirements.

Deferred Compensation Plan

M-Foods Holdings, Inc. (“Holdings”) sponsors a 2003 Deferred Compensation Plan (“Plan”) covering certain members of management of the Company. Under terms of the Plan, certain members of management were allowed to roll-over approximately $25,181,000 of option and bonus value from the company and its parent into Holdings. The Plan is nonqualified and unfunded. Each participant’s deferred compensation account under the Plan will accrue an annual 8% return. Participants in the Plan will be entitled to a distribution from their deferred compensation account upon the earlier of (i) a change in control of Holdings (ii) the tenth anniversary of the date of the Plan and (iii) upon the termination or death of a participant. We recorded approximately $1,204,000, $968,000 and $1,771,000 of preferred return on the deferred compensation for the years ended December 31, 2006, 2005 and 2004, respectively. There were 2004 distributions of deferred compensation totaling $13.1 million coinciding with the dividends issued by Holdings to Investors.

Litigation

We are engaged in routine litigation incidental to our business. Management believes the ultimate outcome of this litigation will not have a material effect on our consolidated financial position, liquidity or results of operations.

Litigation related to the infringement of patents has been settled with three parties, one in 2000 and two in early 2004. A sublicense had been issued to each of the infringing parties, granting them the right to manufacture and distribute extended shelf-life liquid whole egg products subject to a royalty payable to us on all product sales through September 2006. In connection with each of these settlements, lump sum payments of $2.0 million were received in 2004 to cover the past production and sale of such products and other matters related to the infringements.

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

In May 2004, the U.S. Environmental Protection Agency (“EPA”) issued “Findings of Violation and Order for Compliance” to the Company in connection with our discharge of wastewater to the municipal treatment facility in Wakefield, Nebraska. EPA ordered us to identify interim measures and a long-term proposal for addressing the issues that it had identified. In June 2004, we provided EPA with a proposal for improving the Wakefield facility’s performance and compliance. Concurrently, and in connection with the same matter, the Nebraska Department of Environmental Quality (“NDEQ”) issued two enforcement documents, a Notice of Violation (“NOV”) and a Complaint and Notice for Opportunity for Hearing. We responded to the NOV in August 2004 and we entered into an Administrative Consent Order with NDEQ in response to the Complaint and Notice for Opportunity for Hearing. In early 2006, the United States Department of Justice notified us and the City of Wakefield that it sought civil penalties and injunctive relief for the various alleged violations and complaints noted above and other issues. A series of meetings were held during 2006 with the Department of Justice, EPA, NDEQ and the Nebraska attorney general. In early 2007, a settlement among the parties was announced, under which we agreed to pay a $1,050,000 civil penalty, agreed to take certain environmentally proactive measures, and agreed to a specific schedule for completing construction of a mechanical wastewater treatment facility in Wakefield that we had previously voluntarily undertaken.

Officer Severance

On August 26, 2006, our then President and Chief Operating Officer, James D. Clarkson, passed away. Mr. Clarkson had an employment agreement which provided that in the case of his death or disability, Mr. Clarkson’s estate would receive a payment equal to any annual base salary earned by Mr. Clarkson through the date of termination not yet paid, plus his target bonus for the year pro rated for the months of his employment in that year, plus any eligible unpaid other benefits, plus two times the total of an amount equal to Mr. Clarkson’s then current annual base salary and target bonus. Accordingly, we expensed a one time payment made to Mr. Clarkson’s estate of $2.4 million in September 2006 to satisfy our severance obligations. We also recorded $558,000 of stock option compensation expense with respect to the fair market value of the vested stock options held by Mr. Clarkson’s estate.

NOTE G—PLANT CLOSING

In November 2006, we announced our decision to close the St. Marys, Ontario egg processing plant due to rising operating costs. The facility will be closed in March 2007. Production from the facility will be consolidated into our other Canadian egg processing facility in Winnipeg, Manitoba. The St. Marys facility employed approximately 60 employees. As a result of this decision, in December 2006, we recorded $3,139,000 of plant closing expenses, including employee termination costs of $245,000 and asset impairment charges of $2,894,000 related to the leased building and plant equipment, as well as other plant assets which can not be utilized in other of our processing facilities. These amounts were reflected in the Egg Products Division segment’s operating income and as a separate line item in the Consolidated Statements of Earnings. We expect to incur a total of $440,000 in employee termination costs through March 2007 and approximately $400,000 in other plant closing related costs in 2007. As of December 31, 2006, no expenses had been paid. No material adjustments to the accrual are anticipated at this time.

NOTE H—SHAREHOLDER’S EQUITY

Common Stock

At December 31, 2006 and 2005, we had authorized, issued and outstanding common stock of 3,000 shares with a $.01 par value. All common shares were issued to M-Foods Holdings, Inc., a wholly owned subsidiary of Michael Foods Investors, LLC.

Additional Paid In Capital

In March 2006, we recorded a $4.9 million non-cash capital contribution from our parent, M-Foods Holdings, Inc. (“Holdings”) related to the tax benefit the Company receives on Holdings’ interest deduction due to filing a consolidated Federal tax return with Holdings.

Stock Option Plan

In November 2003, Holdings adopted the 2003 Stock Option Plan (the “Plan”). Under the Plan, Holdings may grant incentive stock options to our employees. The accounting and disclosure for the Holdings Plan are included in our financial statements. A total of 32,277 shares are reserved for issuance under the Plan. Any unexercised options will terminate ten years after the grant date. Options are generally granted with option prices based on the estimated fair market value of Holdings common stock at the date of grant as determined by Michael Foods Investors LLC.

Stock-Based Compensation

Prior to January 1, 2006, we applied the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation. As a result, no compensation expense was recognized for stock options granted with exercise prices equivalent to the fair market value of stock on date of grant. Effective January 1, 2006, we adopted SFAS No. 123(R), Share Based Payment, using the modified prospective application method. Under this method, as of January 1, 2006, we will apply the provisions of this Statement to new and modified awards.

The adoption of this pronouncement had no effect on compensation cost related to stock options granted in 2005 and prior, which will continue to be disclosed on a pro forma basis only. As a result of adopting SFAS No. 123(R) on January 1, 2006, our net income for the year ended December 31, 2006, is $85,000 lower than if we had continued to account for stock-based compensation under APB Opinion No. 25.

As there is no established market for Holdings common stock, the value is determined by a formula and fixed periodically by the Board of Directors. Our options vest over five years, with potential for earlier vesting upon a change in control of the Company. Employees forfeit unvested options when they terminate their employment with the Company and must exercise their vested options at that time or they will also be forfeited. Per the Plan, the options have a put right and a call right. If a participant’s employment is terminated under certain circumstances (i.e., disability or death) the participant has a limited right to sell any exercised shares to the Company and if the participant is terminated for any reason the Company has certain rights to purchase any exercised shares. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on the straight-line basis over the options’ vesting periods.

As of December 31, 2006, the total compensation cost for nonvested awards not yet recognized in our statements of earnings was $340,000. This amount will be expensed over the vesting period. Information regarding our outstanding stock options is as follows:

				As of December 31, 2006
	2006	2005	2004	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1	29,337	28,955	21,551
Granted	1,650	700	7,454
Exercised	(1,215)	—	—
Cancelled	(1,991)	(318)	(50)

Outstanding at December 31	27,781	29,337	28,955	7.83	$18,392

Exercisable at December 31	15,519	11,526	5,811	7.44	9,774

Weighted-Average Exercise Price Per Share
Granted	$1,115.60	$957.36	$626.99
Exercised	626.99	—	—
Cancelled	653.88	664.70	626.99
At December 31,
Outstanding	662.05	634.38	626.99
Exercisable	629.78	626.99	626.99

The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $3,310,000, $3,663,000 and 3,609,000. A summary of the status of the Company’s nonvested shares as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

Nonvested shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	17,811	$639.16
Granted	1,650	938.01
Vested	(5,210)	635.31
Cancelled	(2,039)	662.93

Nonvested at December 31, 2006	12,212	701.20

The weighted-average grant-date fair value of options granted under the Plan was $938.01, $609.96 and $420.64 in 2006, 2005 and 2004, respectively. The weighted-average grant-date fair value of options under the Plan was determined by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:

	2006	2005	2004
Risk-free interest rate	4.34%	4.56%	4.47%
Expected term (in years)	10	10	9-10
Expected volatility	26.15%	0.00%	0.00%
Expected dividends	None	None	None

The risk-free interest rate for periods within the ten year contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. Expected volatility used in 2006 is based on the historical volatility of the stock of companies within our peer group.

Prior to January 1, 2006, we measured compensation expense for our stock-based compensation plan using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in our consolidated financial statements. Accordingly, compensation cost for stock options granted to employees was measured as the excess, if any, of the value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for our stock option plans been determined based on the fair value at the grant date for awards, our net income would have changed to the pro forma amounts indicated below for 2005 and 2004 (in thousands):

	2005	2004
Net earnings as reported	$38,859	$33,514
Add: Stock-based employee compensation included in reported net income	—	—
Less: Total stock-based employee compensation expense under fair value-based method	(638)	(495)

Pro forma net earnings	$38,221	$33,019

NOTE I—BUSINESS SEGMENTS

At December 31, 2006, we operated in three reportable segments:

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

We have the following sales and accounts receivable for two customers, primarily in the Egg Products segment:

	Sales			Accounts Receivable
	2006	2005	2004	2006	2005
Customer A	18%	18%	17%	14%	15%
Customer B	18%	18%	16%	15%	18%

Certain financial information for our operating segments is as follows (in thousands):

	Egg Products	Refrigerated Distribution	Potato Products	Corporate & Eliminations	Total
Year Ended December 31, 2006
External net sales	$858,352	$275,016	$113,980	$—	$1,247,348
Intersegment sales	9,915	—	5,494	(15,409)	—
Operating profit (loss)	67,660	18,604	19,243	(11,417)	94,090
Total assets	974,637	114,799	132,083	42,244	1,263,763
Depreciation and amortization	64,443	4,492	5,913	10	74,858
Capital expenditures	24,361	1,971	7,474	—	33,806

Year Ended December 31, 2005
External net sales	$860,925	$279,328	$102,245	$—	$1,242,498
Intersegment sales	9,515	—	4,425	(13,940)	—
Operating profit (loss)	82,012	15,707	17,199	(8,671)	106,247
Total assets	1,005,885	118,628	126,691	82,372	1,333,576
Depreciation and amortization	59,214	4,624	6,243	11	70,092
Capital expenditures	36,874	2,552	1,247	17	40,690

Year Ended December 31, 2004
External net sales	$941,381	$288,285	$83,838	$—	$1,313,504
Intersegment sales	14,951	—	3,456	(18,407)	—
Operating profit (loss)	87,576	13,171	6,895	(9,402)	98,240
Total assets	1,025,298	117,560	130,900	67,797	1,341,555
Depreciation and amortization	54,982	4,637	7,227	11	66,857
Capital expenditures	30,189	4,199	3,283	24	37,695

NOTE J—SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Our senior credit agreement and senior subordinated notes have been guaranteed, on a joint and several basis, by us and our domestic subsidiaries. The senior credit agreement is also guaranteed by our parent, M-Foods Holdings, Inc.

The following condensed consolidating financial information presents our consolidated balance sheets at December 31, 2006 and 2005, and the condensed consolidating statements of earnings and cash flows for the years ended December 31, 2006, 2005 and 2004. These financial statements reflect Michael Foods, Inc. (the parent), the wholly-owned guarantor subsidiaries (on a combined basis), the non-guarantor subsidiary (MFI Food Canada, Ltd.), and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Balance Sheet

December 31, 2006

(In Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$20,727	$—	$849	$—	$21,576
Accounts receivable, less allowances	4,278	110,775	7,065	(16,813)	105,305
Inventories	—	93,480	9,940	—	103,420
Prepaid expenses and other	538	7,393	270	—	8,201

Total current assets	25,543	211,648	18,124	(16,813)	238,502

Property, Plant and Equipment—net	24	244,070	14,969	—	259,063

Other assets:
Goodwill	—	518,409	3,026	—	521,435
Other assets	17,836	242,225	2,410	(17,708)	244,763
Investment in subsidiaries	923,218	(7,452)	—	(915,766)	—

	941,054	753,182	5,436	(933,474)	766,198

Total assets	$966,621	$1,208,900	$38,529	$(950,287)	$1,263,763

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$—	$—	$837	$—	$837
Accounts payable	265	73,023	15,753	(16,795)	72,246
Accrued liabilities	19,398	65,853	1,810	—	87,061

Total current liabilities	19,663	138,876	18,400	(16,795)	160,144
Long-term debt, less current maturities	615,064	22,536	27,581	(20,224)	644,957
Deferred income taxes and other	(9,152)	126,768	—	—	117,616
Deferred compensation	16,252	—	—	—	16,252
Shareholder’s equity	324,794	920,720	(7,452)	(913,268)	324,794

Total liabilities and shareholder’s equity	$966,621	$1,208,900	$38,529	$(950,287)	$1,263,763

Condensed Consolidating Balance Sheet

December 31, 2005

(In Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$41,153	$—	$1,026	$—	$42,179
Accounts receivable, less allowances	3,180	101,193	7,008	(8,273)	103,108
Inventories	—	91,054	6,825	—	97,879
Prepaid expenses and other	605	7,954	144	—	8,703

Total current assets	44,938	200,201	15,003	(8,273)	251,869

Property, Plant and Equipment—net	34	267,060	20,193	—	287,287

Other assets:
Goodwill	—	518,409	3,026	—	521,435
Other assets	37,903	248,192	2,410	(15,520)	272,985
Investment in subsidiaries	932,385	4,438	—	(936,823)	—

	970,288	771,039	5,436	(952,343)	794,420

Total assets	$1,015,260	$1,238,300	$40,632	$(960,616)	$1,333,576

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$2,700	$—	$784	$—	$3,484
Accounts payable	853	69,511	8,896	(9,785)	69,475
Accrued liabilities	19,843	77,453	1,691	—	98,987

Total current liabilities	23,396	146,964	11,371	(9,785)	171,946
Long-term debt, less current maturities	679,171	18,613	27,553	(19,098)	706,239
Deferred income taxes	(6,370)	143,926	(1,228)	—	136,328
Deferred compensation	15,048	—	—	—	15,048
Shareholder’s equity	304,015	928,797	2,936	(931,733)	304,015

Total liabilities and shareholder’s equity	$1,015,260	$1,238,300	$40,632	$(960,616)	$1,333,576

Condensed Consolidating Statement of Earnings

For the Year Ended December 31, 2006

(In Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$1,213,399	$55,466	$(21,517)	$1,247,348
Cost of sales	—	986,195	52,154	(21,517)	1,016,832

Gross profit	—	227,204	3,312	—	230,516
Selling, general and administrative expenses	11,417	122,054	4,713	(4,897)	133,287
Plant closing expenses	—	—	3,139	—	3,139

Operating profit (loss)	(11,417)	105,150	(4,540)	4,897	94,090
Interest expense, net	54,287	(59)	1,700	—	55,928
Other expense (income)	(4,897)	—	—	4,897	—

Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(60,807)	105,209	(6,240)	—	38,162
Equity in earnings (loss) of subsidiaries	59,242	(7,839)	—	(51,403)	—

Earnings (loss) before income taxes and equity in losses of unconsolidated subsidiary	(1,565)	97,370	(6,240)	(51,403)	38,162
Income tax expense (benefit)	(20,720)	35,415	1,599	—	16,294

Earnings (loss) before equity in losses of unconsolidated subsidiary	19,155	61,955	(7,839)	(51,403)	21,868
Equity in losses of unconsolidated subsidiary	—	2,713	—	—	2,713

Net earnings (loss)	$19,155	$59,242	$(7,839)	$(51,403)	$19,155

Condensed Consolidating Statement of Earnings

For the Year Ended December 31, 2005

(In Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$1,205,909	$56,619	$(20,030)	$1,242,498
Cost of sales	—	970,920	54,528	(20,030)	1,005,418

Gross profit	—	234,989	2,091	—	237,080
Selling, general and administrative expenses	8,671	122,078	5,516	(5,432)	130,833

Operating profit (loss)	(8,671)	112,911	(3,425)	5,432	106,247
Interest expense, net	44,970	362	1,787	—	47,119
Other (income) expense	(5,432)	—	—	5,432	—
Loss on early extinguishment of debt	5,548	—	—	—	5,548

Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(53,757)	112,549	(5,212)	—	53,580
Equity in earnings (loss) of consolidated subsidiaries	73,874	(3,221)	—	(70,653)	—

Earnings (loss) before income taxes and equity in losses of unconsolidated subsidiary	20,117	109,328	(5,212)	(70,653)	53,580
Income tax expense (benefit)	(18,742)	34,999	(1,991)	—	14,266

Earnings (loss) before equity in losses of unconsolidated subsidiary	38,859	74,329	(3,221)	(70,653)	39,314
Equity in losses of unconsolidated subsidiary	—	455	—	—	455

Net earnings (loss)	$38,859	$73,874	$(3,221)	$(70,653)	$38,859

Condensed Consolidating Statement of Earnings

For the Year Ended December 31, 2004

(In Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$1,278,257	$70,487	$(35,240)	$1,313,504
Cost of sales	—	1,050,769	61,597	(35,240)	1,077,126

Gross profit	—	227,488	8,890	—	236,378
Selling, general and administrative expenses	9,402	127,149	7,160	(5,573)	138,138

Operating profit (loss)	(9,402)	100,339	1,730	5,573	98,240
Interest expense, net	40,593	977	1,715	—	43,285
Other (income) expense	(5,573)	—	—	5,573	—

Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(44,422)	99,362	15	—	54,955
Equity in earnings (loss) of consolidated subsidiaries	60,234	(148)	—	(60,086)	—

Earnings (loss) before income taxes and equity in losses of unconsolidated subsidiary	15,812	99,214	15	(60,086)	54,955
Income tax expense (benefit)	(17,702)	38,520	163	—	20,981

Earnings (loss) before equity in losses of unconsolidated subsidiary	33,514	60,694	(148)	(60,086)	33,974
Equity in losses of unconsolidated subsidiary	—	460	—	—	460

Net earnings (loss)	$33,514	$60,234	$(148)	$(60,086)	$33,514

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2006

(In Thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$29,431	$95,392	$3,589	$(51,646)	$76,766
Cash flows from investing activities:
Capital expenditures	—	(33,219)	(587)	—	(33,806)
Investments in joint ventures and other assets	(84)	(14)	—	—	(98)

Net cash used in investing activities	(84)	(33,233)	(587)	—	(33,904)
Cash flows from financing activities:
Payments on revolving line of credit	(1,200)	—	—	—	(1,200)
Proceeds from revolving line of credit	1,200	—	—	—	1,200
Payments on long-term debt	(56,558)	(6,327)	(859)	(326)	(64,070)
Proceeds from stock option exercise	766	—	—	—	766
Deferred financing costs	(162)	—	—	—	(162)
Investment in subsidiaries	6,181	(55,832)	(2,321)	51,972	—

Net cash (used in) provided by financing activities	(49,773)	(62,159)	(3,180)	51,646	(63,466)
Effect of exchange rate changes on cash	—	—	1	—	1

Net decrease in cash and equivalents	(20,426)	—	(177)	—	(20,603)
Cash and equivalents at beginning of year	41,153	—	1,026	—	42,179

Cash and equivalents at end of year	$20,727	$—	$849	$—	$21,576

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2005

(In Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$(7,937)	$108,713	$3,626	$104,402
Cash flows from investing activities:
Capital expenditures	(17)	(39,103)	(1,570)	(40,690)
Investments in joint ventures and other assets	2,462	(45)	(3,234)	(817)

Net cash provided by (used in) investing activities	2,445	(39,148)	(4,804)	(41,507)
Cash flows from financing activities:
Payments on long-term debt	(43,907)	(5,134)	(3,143)	(52,184)
Additional capital invested by parent	—	(3,455)	3,455	—
Deferred financing costs	(378)	—	—	(378)
Investment in subsidiaries	60,976	(60,976)	—	—

Net cash provided by (used in) financing activities	16,691	(69,565)	312	(52,562)
Effect of exchange rate changes on cash	—	—	30	30

Net increase (decrease) in cash and equivalents	11,199	—	(836)	10,363
Cash and equivalents at beginning of year	29,954	—	1,862	31,816

Cash and equivalents at end of year	$41,153	$—	$1,026	$42,179

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2004

(In Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$(15,995)	$136,694	$948	$121,647
Cash flows from investing activities:
Capital expenditures	(24)	(36,531)	(1,140)	(37,695)
Investments in joint ventures and other assets	(394)	1,708	—	1,314

Net cash used in investing activities	(418)	(34,823)	(1,140)	(36,381)
Cash flows from financing activities:
Proceeds (payments) on long-term debt	(39,950)	(2,202)	669	(41,483)
Additional capital invested by parent	13,159	111	(111)	13,159
Deferred financing costs	(824)	—	—	(824)
Dividends	(70,084)	—	—	(70,084)
Investment in subsidiaries	99,780	(99,780)	—	—

Net cash provided by (used in) financing activities	2,081	(101,871)	558	(99,232)
Effect of exchange rate changes on cash	—	—	188	188

Net increase (decrease) in cash and equivalents	(14,332)	—	554	(13,778)
Cash and equivalents at beginning of year	44,286	—	1,308	45,594

Cash and equivalents at end of year	$29,954	$—	$1,862	$31,816

NOTE K—QUARTERLY FINANCIAL DATA

	Quarter
	(Unaudited, In Thousands)
	First	Second	Third	Fourth
2006
Net sales	$307,391	$298,913	$308,940	$332,104
Gross profit	54,887	55,713	58,654	61,262
Net earnings	4,119	6,543	3,902	4,591

2005
Net sales	$304,964	$301,125	$309,154	$327,255
Gross profit	57,302	58,729	59,231	61,818
Net earnings	6,844	8,231	9,288	14,496