Form 10-Q
period 2007-03-31
MICHAEL FOODS INC/NEW
filed 2007-05-14
CIK 1278679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-112714

MICHAEL FOODS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4151741
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Carlson ParkwaySuite 400 Minnetonka, MN	55305
(Address of principal executive offices)	(Zip code)

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

The registrant’s Common Stock is not publicly traded. The Registrant had 3,000 shares of $0.01 par value common stock outstanding as of May 1, 2007.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$22,395	$21,576
Accounts receivable, less allowances	113,108	105,305
Inventories	108,732	103,420
Prepaid expenses and other	13,376	8,201

Total Current Assets	257,611	238,502

Property, Plant and Equipment
Land	4,044	4,044
Buildings and improvements	119,035	118,890
Machinery and equipment	307,319	301,656

	430,398	424,590
Less accumulated depreciation	180,664	165,527

	249,734	259,063

Other Assets
Goodwill	521,435	521,435
Intangible assets, net	212,947	216,680
Other assets	27,064	28,083

	761,446	766,198

	$1,268,791	$1,263,763

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Current maturities of long-term debt	$841	$837
Accounts payable	71,553	72,246
Accrued liabilities
Compensation	10,812	11,894
Customer programs	36,108	39,766
Interest	9,921	2,497
Other	25,659	32,904

Total Current Liabilities	154,894	160,144
Long-term debt, less current maturities	644,612	644,957
Deferred income taxes	113,610	117,616
Other long-term liabilities	23,602	16,252

Shareholder’s equity
Common stock, $0.01 par value, 3,000 shares authorized, issued and outstanding March 31, 2007 and December 31, 2006	—	—
Additional paid-in capital	265,261	260,935
Retained earnings	64,768	61,466
Accumulated other comprehensive income	2,044	2,393

	332,073	324,794

	$1,268,791	$1,263,763

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the three months ended March 31,

(Unaudited, in thousands)

	2007	2006
Net sales	$327,931	$307,391
Cost of sales	271,808	252,504

Gross profit	56,123	54,887
Selling, general and administrative expenses	36,101	35,643
Plant closing expenses	185	—

Operating profit	19,837	19,244
Interest expense, net	13,364	12,639

Earnings before income taxes and equity in losses of unconsolidated subsidiary	6,473	6,605
Income tax expense	2,523	2,370

Earnings before equity in losses of unconsolidated subsidiary	3,950	4,235
Equity in losses of unconsolidated subsidiary	—	116

Net earnings	$3,950	$4,119

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31,

(Unaudited, in thousands)

	2007	2006
Net cash provided by operating activities	$7,211	$3,577
Cash flows from investing activities:
Capital expenditures	(5,846)	(6,589)
Other assets	(98)	48

Net cash used in investing activities	(5,944)	(6,541)
Cash flows from financing activities:
Payments on long-term debt	(471)	(343)

Net cash used in financing activities	(471)	(343)
Effect of exchange rate changes on cash	23	2

Net increase (decrease) in cash and equivalents	819	(3,305)
Cash and equivalents at beginning of period	21,576	42,179

Cash and equivalents at end of period	$22,395	$38,874

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

We utilize a fifty-two/fifty-three week fiscal year ending on the Saturday nearest to December 31 each year. The quarterly period ended March 31, 2007 was a 13 week period and the quarterly period ended April 1, 2006 was a 13 week period. For clarity of presentation, we describe both periods as if the quarters ended on March 31st.

In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations for the periods indicated. Our results of operations and cash flows for the period ended March 31, 2007 are not necessarily indicative of the results expected for the full year.

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

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) effective January 1, 2007. As a result of the adoption of FIN 48, we recognized a charge of approximately $0.7 million to the January 1, 2007 retained earnings balance. As of the adoption date, we had gross tax affected unrecognized tax benefits of approximately $7.6 million, of which $2.5 million, if recognized, would affect our effective tax rate. Also, as of the date of adoption we had accrued penalties and interest expense related to the unrecognized tax benefits of $1.7 million. We recognize penalties and interest expense related to unrecognized tax benefits in interest expense. There were no significant changes to these amounts during the quarter ended March 31, 2007.

Our uncertain tax positions are related to tax years that remain subject to examination. As of the date of adoption, the United States and Minnesota jurisdictions remain subject to examination for tax years 2003 through 2006 and the New Jersey jurisdiction for tax years 2000 through 2006.

Included in the balance of unrecognized tax benefits at January 1, 2007 is $4.3 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. These unrecognized tax benefits are primarily comprised of items related to state income tax audits and expiring statutes.

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

Each segment’s share of goodwill was as follows (in thousands):

	March 31, 2007	December 31, 2006
Egg Products	$428,940	$428,940
Refrigerated Distribution	32,290	32,290
Potato Products	60,205	60,205

	$521,435	$521,435

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

Our intangible assets were as follows (in thousands):

	March 31, 2007	December 31, 2006
Amortizable intangible assets, principally customer relationships	$230,615	$230,615
Accumulated amortization	(51,793)	(47,960)

	178,822	182,655
Indefinite lived intangible assets, trademarks	34,125	34,025

	$212,947	$216,680

The aggregate amortization expense was $3,833,000 for the three months ended March 31, 2007 and was $3,890,000 for the three months ended March 31, 2006. The estimated amortization expense for the years ending December 31, 2007 through December 31, 2011 is as follows (in thousands):

2007	$15,331
2008	15,331
2009	15,331
2010	15,331
2011	15,331

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

Deferred Financing Costs

Deferred financing costs are included as a component of other assets and are being amortized using the interest method over the lives of the respective debt agreements. Our deferred financing costs were as follows (in thousands):

	March 31, 2007	December 31, 2006
Deferred financing costs	$31,435	$31,435
Accumulated amortization	(15,288)	(14,272)

	$16,147	$17,163

NOTE B—OTHER FINANCIAL STATEMENT DATA

Inventories

Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful lives of generally 12 to 18 months, assuming no salvage value.

Inventories consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Raw materials and supplies	$19,403	$18,485
Work in process and finished goods	65,746	62,220
Flocks	23,583	22,715

	$108,732	$103,420

NOTE C—COMMITMENTS AND CONTINGENCIES

Litigation

We are engaged in routine litigation incidental to our business. We believe the ultimate outcome of this litigation will not have a material effect on our consolidated financial position, liquidity or results of operations.

NOTE D—SHAREHOLDER’S EQUITY

Additional Paid in Capital

In March 2007, we recorded a $4.3 million non-cash capital contribution from our parent, M-Foods Holdings, Inc. (“Holdings”) related to the tax benefit the Company receives on Holdings’ interest deduction due to filing a consolidated Federal tax return with Holdings.

Comprehensive Income

The components of and changes in accumulated other comprehensive income (loss), net of taxes, during the three months ended March 31, 2007 were as follows (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance at December 31, 2006	$—	$2,393	$2,393
Foreign currency translation adjustment	—	10	10
Change due to cash flow hedges	(359)	—	(359)

Balance at March 31, 2007	$(359)	$2,403	$2,044

Comprehensive income, net of taxes, for the three months ended March 31, 2007 and 2006 was as follows (in thousands):

Net earnings for the three months ended March 31, 2007		$3,950
Net gains (losses) arising during the period:
Change due to cash flow hedges	(359)
Foreign currency translation adjustment	10

Other comprehensive loss		(349)

Comprehensive income for the three months ended March 31, 2007		$3,601

Net earnings for the three months ended March 31, 2006		$4,119
Net gains (losses) arising during the period:
Change due to cash flow hedges	(3,003)
Interest rate caplet	82
Foreign currency translation adjustment	(27)

Other comprehensive loss		(2,948)

Comprehensive income for the three months ended March 31, 2006		$1,171

NOTE E—PLANT CLOSING

In November 2006, we announced our decision to close the St. Marys, Ontario egg processing plant due to rising operating costs. The facility was closed on March 31, 2007. In December 2006, we recorded $3,139,000 of plant closing expenses, including employee termination costs of $245,000 and asset impairment charges of $2,894,000 related to the leased building and plant equipment, as well as other plant assets which can not be utilized in other of our processing facilities. We recorded an additional $185,000 (shown on a separate line in the Condensed Consolidated Statements of Earnings) of employee termination costs during the period ended March 31, 2007 reflected in the Egg Products Division segment’s operating income, for a cumulative total of $430,000. We paid $338,000 of the $430,000 during the period ended March 31, 2007. As of March 31, 2007 our accrual related to these employee terminations costs is $92,000. We anticipate incurring an additional $400,000 in other plant closing related costs during the second quarter of 2007.

NOTE F—BUSINESS SEGMENTS

We operate in three reportable segments—Egg Products, Refrigerated Distribution and Potato Products. Certain financial information on our operating segments is as follows (unaudited, in thousands):

	EGG PRODUCTS	REFRIGERATED DISTRIBUTION	POTATO PRODUCTS	CORPORATE & ELIMINATIONS	TOTAL
Three months ended March 31, 2007:
External net sales	$229,228	$70,190	$28,513	$—	$327,931
Intersegment sales	3,429	—	4,932	(8,361)	—
Operating profit (loss)	13,774	4,437	3,979	(2,353)	19,837
Depreciation and amortization	16,358	1,083	1,628	3	19,072

Three months ended March 31, 2006:
External net sales	$212,985	$68,616	$25,790	$—	$307,391
Intersegment sales	1,884	—	1,263	(3,147)	—
Operating profit (loss)	15,159	3,257	3,427	(2,599)	19,244
Depreciation and amortization	16,202	1,156	1,479	1	18,838

NOTE G—SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Our senior credit agreement and senior subordinated notes have been guaranteed, on a joint and several basis, by us and our 100% owned domestic subsidiaries. The senior credit agreement is also guaranteed by our parent, M-Foods Holdings, Inc.

The following condensed consolidating financial information presents our condensed consolidating balance sheets at March 31, 2007 and December 31, 2006, together with our condensed consolidating statements of earnings and cash flows for the three month periods ended March 31, 2007 and 2006. These financial statements reflect Michael Foods, Inc. (the parent), the wholly-owned guarantor subsidiaries (on a combined basis), the non-guarantor subsidiary (MFI Food Canada Ltd.), and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Balance Sheets

March 31, 2007

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets

Current Assets
Cash and equivalents	$19,956	$—	$2,439	$—	$22,395
Accounts receivable, less allowances	6,736	122,793	5,732	(22,153)	113,108
Inventories	—	98,101	10,631	—	108,732
Prepaid expenses and other	1,113	12,121	142	—	13,376

Total current assets	27,805	233,015	18,944	(22,153)	257,611

Property, Plant and Equipment—net	21	235,182	14,531	—	249,734

Other assets:
Goodwill	—	518,409	3,026	—	521,435
Other assets	16,819	238,489	2,410	(17,707)	240,011
Investment in subsidiaries	932,924	(8,070)	—	(924,854)	—

	949,743	748,828	5,436	(942,561)	761,446

Total assets	$977,569	$1,217,025	$38,911	$(964,714)	$1,268,791

Liabilities and Shareholder’s Equity

Current Liabilities
Current maturities of long-term debt	$—	$—	$841	$—	$841
Accounts payable	163	76,722	16,821	(22,153)	71,553
Accrued liabilities	18,120	62,277	2,103	—	82,500

Total current liabilities	18,283	138,999	19,765	(22,153)	154,894
Long-term debt, less current maturities	616,600	21,000	27,332	(20,320)	644,612
Deferred income taxes	(12,911)	126,523	(116)	114	113,610
Other long-term liabilities	23,524	78	—	—	23,602
Shareholder’s equity	332,073	930,425	(8,070)	(922,355)	332,073

Total liabilities and shareholder’s equity	$977,569	$1,217,025	$38,911	$(964,714)	$1,268,791

Condensed Consolidating Balance Sheets

December 31, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets

Current Assets
Cash and equivalents	$20,727	$—	$849	$—	$21,576
Accounts receivable, less allowances	4,278	110,775	7,065	(16,813)	105,305
Inventories	—	93,480	9,940	—	103,420
Prepaid expenses and other	538	7,393	270	—	8,201

Total current assets	25,543	211,648	18,124	(16,813)	238,502

Property, Plant and Equipment - net	24	244,070	14,969	—	259,063

Other assets:
Goodwill	—	518,409	3,026	—	521,435
Other assets	17,836	242,225	2,410	(17,708)	244,763
Investment in subsidiaries	923,218	(7,452)	—	(915,766)	—

	941,054	753,182	5,436	(933,474)	766,198

Total assets	$966,621	$1,208,900	$38,529	$(950,287)	$1,263,763

Liabilities and Shareholder’s Equity

Current Liabilities
Current maturities of long-term debt	$—	$—	$837	$—	$837
Accounts payable	265	73,023	15,753	(16,795)	72,246
Accrued liabilities	19,398	65,853	1,810	—	87,061

Total current liabilities	19,663	138,876	18,400	(16,795)	160,144
Long-term debt, less current maturities	615,064	22,536	27,581	(20,224)	644,957
Deferred income taxes and other	(9,152)	126,768	—	—	117,616
Deferred compensation	16,252	—	—	—	16,252
Shareholder’s equity	324,794	920,720	(7,452)	(913,268)	324,794

Total liabilities and shareholder’s equity	$966,621	$1,208,900	$38,529	$(950,287)	$1,263,763

Condensed Consolidating Statements of Earnings

Three months ended March 31, 2007

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$326,760	$13,929	$(12,758)	$327,931
Cost of sales	—	271,628	12,938	(12,758)	271,808

Gross profit	—	55,132	991	—	56,123
Selling, general and administrative expenses	2,353	34,332	994	(1,578)	36,101
Plant closing expenses	—	—	185	—	185

Operating profit (loss)	(2,353)	20,800	(188)	1,578	19,837
Interest expense, net	13,048	(126)	442	—	13,364
Other expense (income)	(1,578)	—	—	1,578	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(13,823)	20,926	(630)	—	6,473
Equity in earnings (loss) of subsidiaries	13,263	(628)	—	(12,635)	—

Earnings (loss) before income taxes	(560)	20,298	(630)	(12,635)	6,473
Income tax expense (benefit)	(4,510)	7,035	(2)	—	2,523

Net earnings (loss)	$3,950	$13,263	$(628)	$(12,635)	$3,950

Condensed Consolidating Statements of Earnings

Three months ended March 31, 2006

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$297,196	$14,549	$(4,354)	$307,391
Cost of sales	—	242,640	14,218	(4,354)	252,504

Gross profit	—	54,556	331	—	54,887
Selling, general and administrative expenses	2,599	33,036	1,499	(1,491)	35,643

Operating profit (loss)	(2,599)	21,520	(1,168)	1,491	19,244
Interest expense, net	12,167	8	464	—	12,639
Other expense (income)	(1,491)	—	—	1,491	—

Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(13,275)	21,512	(1,632)	—	6,605
Equity in earnings (loss) of subsidiaries	12,536	(999)	—	(11,537)	—

Earnings (loss) before income taxes and equity in losses of unconsolidated subsidiary	(739)	20,513	(1,632)	(11,537)	6,605
Income tax expense (benefit)	(4,858)	7,861	(633)	—	2,370

Earnings (loss) before equity in losses of unconsolidated subsidiary	4,119	12,652	(999)	(11,537)	4,235
Equity in losses of unconsolidated subsidiary	—	116	—	—	116

Net earnings (loss)	$4,119	$12,536	$(999)	$(11,537)	$4,119

Condensed Consolidating Statements of Cash Flows

Three months ended March 31, 2007

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$10,259	$7,427	$2,046	$(12,521)	$7,211
Cash flows from investing activities:
Capital expenditures	—	(5,725)	(121)	—	(5,846)
Investments in joint ventures and other assets	—	(98)	—	—	(98)

Net cash used in investing activities	—	(5,823)	(121)	—	(5,944)
Cash flows from financing activities:
Payments on long-term debt	1,536	(1,536)	(471)	—	(471)
Investment in subsidiaries	(12,566)	(68)	113	12,521	—

Net cash (used in) provided by financing activities	(11,030)	(1,604)	(358)	12,521	(471)
Effect of exchange rate changes on cash	—	—	23	—	23

Net (decrease) increase in cash and equivalents	(771)	—	1,590	—	819
Cash and equivalents at beginning of period	20,727	—	849	—	21,576

Cash and equivalents at end of period	$19,956	$—	$2,439	$—	$22,395

Condensed Consolidating Statements of Cash Flows

Three months ended March 31, 2006

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$5,678	$(2,667)	$566	$3,577
Cash flows from investing activities:
Capital expenditures	(11)	(6,417)	(161)	(6,589)
Investments in joint ventures and other assets	—	48	—	48

Net cash used in investing activities	(11)	(6,369)	(161)	(6,541)
Cash flows from financing activities:
Payments on long-term debt	—	—	(343)	(343)
Investment in subsidiaries	(8,987)	9,036	(49)	—

Net cash (used in) provided by financing activities	(8,987)	9,036	(392)	(343)
Effect of exchange rate changes on cash	—	—	2	2

Net (decrease) increase in cash and equivalents	(3,320)	—	15	(3,305)
Cash and equivalents at beginning of period	41,153	—	1,026	42,179

Cash and equivalents at end of period	$37,833	$—	$1,041	$38,874

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Commodities and Product Pricing

The profit margins we earn on many of our products are sensitive to changes in commodity prices. Generally, 70-75% of the Egg Products Division’s annual net sales come from higher value-added egg products, such as extended shelf-life liquid and precooked products, with the remainder coming from products mainly used in the food ingredients market, or shell eggs. Gross profit margins for higher value-added egg products are generally less sensitive to commodity price fluctuations, such as grains used for hen feed and certain externally sourced eggs, than are other egg products or shell eggs; however, we are unable to adjust pricing for these products as quickly as we are for other egg products and shell eggs when our costs change. Margins for our food ingredient egg products and shell eggs are more commodity price-sensitive than are higher value-added product sales. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg pricing, which is generally indicative of the price trend for external eggs we purchase to convert into liquid, and which often foretells market pricing for an array of egg products, was approximately 76% higher in the first three months of 2007 than in the comparable 2006 period (as measured by Urner Barry Publications). Feed costs, determined largely by corn and soybean meal prices, increased approximately 38% year-over-year in the 2007 period.

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

Results of Operations

Readers are directed to Note F—Business Segments for data on the unaudited financial results of our business segments for the three month period ended March 31, 2007.

Three Months Ended March 31, 2007 as Compared to Three Months Ended March 31, 2006

Net Sales. Net sales for the three months ended March 31, 2007 increased $20.5 million, or 7%, to $327.9 million from $307.4 million for the three months ended March 31, 2006. We experienced increased sales reflecting increased volume and higher market-related pricing.

Egg Products Division Net Sales. Egg Products Division external net sales for the three months ended March 31, 2007 increased $16.2 million, or 8%, to $229.2 million from $213.0 million for the three months ended March 31, 2006. External net sales in the 2007 period increased for most of our egg products categories, with certain food ingredient product lines showing the strongest gains, as compared to the 2006 period. Unit sales increased for most categories, with overall unit sales for Egg Products up 2% from 2006 period levels. Year-over-year pricing improved for most lines, with significant gains seen in food ingredient egg products, reflecting higher market-related pricing. Sales of higher value-added egg products represented approximately 71% of the Egg Products Division’s net sales in the 2007 period and 73% in the 2006 period.

Refrigerated Distribution Division Net Sales. Refrigerated Distribution Division external net sales for the three months ended March 31, 2007 increased $1.6 million, or 2%, to $70.2 million from $68.6 million for the three months ended March 31, 2006. This increase was due primarily to a 25% increase in shell egg sales, reflecting sharply higher market pricing year-over-year. Unit sales for distributed products (i.e., excluding shell eggs) decreased 1% in the 2007 period as compared to the 2006 period, reflecting lower cheese promotional spending.

Potato Products Division Net Sales. Potato Products Division external net sales for the three months ended March 31, 2007 increased $2.7 million, or 11%, to $28.5 million from $25.8 million for the three months ended March 31, 2006. Unit sales increased 6% in the 2007 period, as compared to 2006 period levels. As has been the case for approximately two years, the unit sales growth of our retail potato products was strong, rising 8% year-over-year. As a category, retail refrigerated potato products have experienced notable growth since 2005. Pricing for our potato products improved in both the foodservice and retail trade channels in the 2007 period as compared to the 2006 period.

Gross Profit. Gross profit for the three months ended March 31, 2007 increased $1.2 million, or 2%, to $56.1 million from $54.9 million for the three months ended March 31, 2006. Our gross profit margin decreased to 17.1% compared to 17.9% in the same period in 2006. The lower gross profit margin mainly reflected a decreased gross profit margin in the Egg Products Division, reflecting increased egg costs which we were unable to fully pass-through to our customers in a timely manner. Somewhat offsetting this gross margin pressure was a positive gross margin contribution from food ingredient egg products as compared to the 2006 period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2007 increased $0.6 million, or 1%, to $36.1 million from $35.5 million for the three months ended March 31, 2006. Selling, general and administrative expenses decreased to 11.0% of net sales in the 2007 period compared with 11.6% for the 2006 period, reflecting the relatively strong sales growth we experienced and effective cost management.

Operating Profit. Operating profit for the three months ended March 31, 2007 increased $0.6 million, or approximately 3%, to $19.8 million from $19.2 million for the three months ended March 31, 2006. Our operating profit margin decreased to 6.0% in the 2007 period from 6.3% in the 2006 period due to a decline in gross profit margin noted above.

Egg Products Division Operating Profit. Egg Products Division operating profit for the three months ended March 31, 2007 decreased $1.4 million, or 9%, to $13.8 million from $15.2 million for the three months ended March 31, 2006. Operating profits decreased for all higher value-added lines, with food ingredient egg products showing improved results year-over-year. For the Division’s core higher value-added products, we experienced significantly rising ingredient costs, mainly from internal and external eggs, which could not, in many cases, be readily passed-through to customers in a timely manner.

Refrigerated Distribution Division Operating Profit. Refrigerated Distribution Division operating profit for the three months ended March 31, 2007 increased $1.2 million, or 36%, to $4.4 million from $3.2 million for the three months ended March 31, 2006. Operating profits for our key product line, branded cheese, increased significantly in the 2007 period, as compared to the 2006 period, due to lower cheese promotional spending.

Potato Products Division Operating Profit. Potato Products Division operating profit for the three months ended March 31, 2007 increased $0.6 million, or 16%, to $4.0 million from $3.4 million for the three months ended March 31, 2006. This reflected higher operating profits from both foodservice and retail sales in the 2007 period, as compared to the 2006 period, mainly as a result of good volume growth and improved pricing.

Equity in Losses of Unconsolidated Subsidiary. A loss of $116,000 was recorded in the 2006 period. The loss relates to our Belgian joint venture.

Interest Expense and Income Taxes. Net interest expense increased by approximately $0.7 million in the 2007 period compared to the 2006 period, reflecting higher interest rates and additional amortization of debt issuance costs. Our effective tax rate on earnings before equity in losses of unconsolidated subsidiary was 39.0% in the 2007 period compared to 35.9% in the 2006 period. The effective rate was affected by the amount of permanent differences between book and taxable income, including the qualified production activities deduction created by The American Jobs Creation Act of 2004. Additionally, the rate for 2007 was affected by the increase in the valuation allowance associated with one of our foreign subsidiaries.

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

Cash flow provided by operating activities was $7.2 million for the three months ended March 31, 2007, compared to $3.6 million in the comparable 2006 period. The improvement in cash flow provided by operating activities in the 2007 period was largely due to losses from cash flow hedges recorded in the comparable 2006 period. Our cash flows used in investing activities decreased to $5.9 million for the three months ended March 31, 2007 from $6.5 million for the 2006 period. Cash flows from financing activities included payments on long term debt. We relied on internally generated funds for our capital requirements.

We continue to have substantial annual cash interest expense. Our senior credit facility requires us to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the senior credit facility and the indenture relating to the 8% Senior Subordinated Notes due 2013 contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in these agreements. Our failure to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on our results of operations, financial position and cash flow. In general, the debt covenants limit our discretion in the operation of our businesses. We were in compliance with all of the covenants under the senior credit facility and the indenture as of March 31, 2007.

The following is a calculation of our minimum interest coverage and maximum leverage ratios under our senior credit facility for the twelve-month periods ended March 31, 2007 and 2006. The terms and related calculations are defined in our senior credit facility, which agreement and amendments thereto were included as Exhibit 10.1 of our registration statement on Form S-4 (Registration No. 333-112714) as filed with the Commission on February 11, 2004, as Exhibit 10.33 to our current report on Form 8-K as filed with the Commission on September 22, 2004 and as Exhibit 10.1 to our current report on Form 8-K as filed with the Commission on May 18, 2005.

	Twelve Months Ended March 31,
	2007	2006
	(Unaudited, in thousands)
Calculation of Interest Coverage Ratio:
Consolidated EBITDA (1)	$180,704	$178,148
Consolidated Cash Interest Expense (2)	53,170	47,444
Actual Interest Coverage Ratio (Ratio of consolidated EBITDA to consolidated interest expense)	3.40 x	3.75 x
Minimum Permitted Interest Coverage Ratio	2.50 x	2.25 x
Calculation of Leverage Ratio:
Funded Indebtedness (3)	$657,716	$722,030
Less: Cash and equivalents	(22,395)	(38,874)

Funded Indebtedness, net of cash	635,321	683,156
Consolidated EBITDA (1)	180,704	178,148
Actual Leverage Ratio (Ratio of funded indebtedness less cash and equivalents to consolidated EBITDA)	3.52 x	3.83 x
Maximum Permitted Leverage Ratio	5.00 x	5.25 x

(1)	Consolidated EBITDA (earnings before interest expense, taxes, depreciation and amortization) is defined in our senior credit facility as follows:

	Twelve Months Ended March 31,
	2007	2006
	(Unaudited, in thousands)
Net earnings	$18,986	$36,134
Interest expense, excluding amortization of debt issuance costs	51,804	46,280
Amortization of debt issuance costs	5,378	1,858
Income tax expense	16,447	12,532
Depreciation and amortization	75,092	71,390
Equity sponsor management fee	1,787	1,824
Expenses related to industrial revenue bonds guaranteed by certain of our subsidiaries	993	973
Other (a)	10,501	6,769

	180,988	177,760
Less: Unrealized gains (losses) on swap contracts	284	(388)

Consolidated EBITDA, as defined in our senior credit facility	$180,704	$178,148

(a)	Reflects the following:

	Twelve Months Ended March 31,
	2007	2006
	(Unaudited, in thousands)
Equity in losses (earnings) of unconsolidated subsidiaries	$2,597	$(58)
Losses from the disposition of assets not in the ordinary course of business	2,979	116
Non-cash compensation	1,892	1,027
Debt extinguishment expenses which do not represent a cash item	—	4,134
Letter of credit fees	138	138
Other non-recurring charges	2,895	1,412

	$10,501	$6,769

(2)	Consolidated cash interest expense, as calculated in our senior credit facility, was as follows:

	Twelve Months Ended March 31,
	2007	2006
	(Unaudited, in thousands)
Interest expense, net	$56,653	$47,780
Interest income	1,895	1,522

Gross interest expense	58,548	49,302

minus:
Amortization of debt issuance costs	5,378	1,858

Consolidated cash interest expense	$53,170	$47,444

(3)	Funded indebtedness was as follows:

	March 31,
	2007	2006
	(Unaudited, in thousands)
Term loan facility	$477,300	$540,000
8% senior subordinated notes	150,000	150,000
Insurance bonds	404	201
Guarantee obligations (see debt guarantees described below)	15,648	15,989
Capital leases	5,477	6,183
Standby letters of credit (primarily with our casualty insurance carrier)	6,461	6,815
Funded indebtedness of Trilogy Egg Products, Inc.	2,376	2,792
Other	50	50

	$657,716	$722,030

We use EBITDA as a measurement of our financial results because we believe it is indicative of the relative strength of our operating performance, it is used to determine incentive compensation levels and it is a key measurement contained in the financial covenants of our senior indebtedness.

As of March 31, 2007, approximately $477.3 million was outstanding under the senior credit facility, and additional capacity of approximately $6.5 million was used under our $100 million revolving line of credit for outstanding letters of credit. The weighted average interest rate for our borrowings under the senior credit facility was approximately 7.4% at March 31, 2007. Given our business trends and cash flow forecast, we do not anticipate any use of the revolving line of credit in the near future, except for letters of credit purposes. However, it is possible that one or more acquisitions could arise, which could result in much, or all, of the revolving line of credit being utilized at some point.

We have guaranteed, through our Waldbaum subsidiary, the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of three municipalities where we have food processing facilities. The repayment of these bonds is funded through the wastewater treatment charges paid by us to the three municipalities. However, should those charges not be sufficient to fund the bond payments as they become due, we have agreed to pay any shortfall. The remaining principal balance of these bonds at March 31, 2007 was approximately $15.6 million.

Our parent, M-Foods Holdings, Inc., has outstanding 9.75% Senior Discount Notes due October 1, 2013. The accreted balance of these notes as of March 31, 2007 was $127.4 million. As a wholly-owned subsidiary of M-Foods Holdings, Inc., we are responsible for servicing these notes.

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

We invested approximately $5.8 million in capital expenditures in the three months ended March 31, 2007. We plan to spend approximately $41 million in total capital expenditures for 2007, which has been, or will be, used to expanded capacity for higher value-added egg products, maintain existing production facilities, replace tractors and trailers, and to upgrade information technology systems, among other projects. We expect to fund this spending from operating cash flows.

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

There were no material changes in our market risk during the three months ended March 31, 2007. For additional information regarding our market risk, please refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2007. Based on these evaluations, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

b. Changes in internal controls

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Readers are directed to our Form 10-K for 2006 filed March 29, 2007, Item 1A, for a discussion of Risk Factors. We do not believe there have been any material changes to our Risk Factors since that filing.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
10.40	Employment Agreement dated as of April 2, 2007, by and among Michael Foods, Inc., David S. Johnson and Michael Foods Investors, LLC

10.41	First Amendment to Michael Foods Investors, LLC Amended and Restated Limited Liability Company Agreement

10.42	First Amendment to Michael Foods Investors, LLC Securityholders Agreement

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL FOODS, INC.

Date: May 14, 2007	By:	/s/ GREGG A. OSTRANDER
Gregg A. Ostrander (Chairman and Chief Executive Officer)

	By:	/s/ JOHN D. REEDY
John D. Reedy (Executive Vice President and Chief Financial Officer)