Form 10-Q
period 2007-06-30
MICHAEL FOODS INC/NEW
filed 2007-08-14
CIK 1278679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

The registrant’s Common Stock is not publicly traded. The Registrant had 3,000 shares of $0.01 par value common stock outstanding as of August 1, 2007.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$18,932	$21,576
Accounts receivable, less allowances	117,633	105,305
Inventories	113,247	103,420
Prepaid expenses and other	15,643	8,201

Total Current Assets	265,455	238,502

Property, Plant and Equipment
Land	4,044	4,044
Buildings and improvements	120,392	118,890
Machinery and equipment	315,375	301,656

	439,811	424,590
Less accumulated depreciation	196,394	165,527

	243,417	259,063

Other Assets
Goodwill	521,435	521,435
Intangible assets, net	209,114	216,680
Other assets	32,054	28,083

	762,603	766,198

	$1,271,475	$1,263,763

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Current maturities of long-term debt	$1,811	$837
Accounts payable	65,651	72,246
Accrued liabilities
Compensation	15,280	11,894
Customer programs	33,440	39,766
Other	30,894	35,401

Total Current Liabilities	147,076	160,144
Long-term debt, less current maturities	650,130	644,957
Deferred income taxes	111,264	117,616
Other long-term liabilities	24,221	16,252

Shareholder’s equity
Common stock, $0.01 par value, 3,000 shares authorized, issued and outstanding June 30, 2007 and December 31, 2006	—	—
Additional paid-in capital	265,783	260,935
Retained earnings	68,467	61,466
Accumulated other comprehensive income	4,534	2,393

	338,784	324,794

	$1,271,475	$1,263,763

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the three months ended June 30,

(Unaudited, in thousands)

	2007	2006
Net sales	$347,943	$298,913
Cost of sales	291,328	243,200

Gross profit	56,615	55,713
Selling, general and administrative expenses	37,457	33,046
Plant closing expenses	47	—

Operating profit	19,111	22,667
Interest expense, net	13,401	12,625

Earnings before income taxes	5,710	10,042
Income tax expense	2,010	3,499

Net earnings	$3,700	$6,543

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the six months ended June 30,

(Unaudited, in thousands)

	2007	2006
Net sales	$675,874	$606,304
Cost of sales	563,136	495,704

Gross profit	112,738	110,600
Selling, general and administrative expenses	73,558	68,689
Plant closing expenses	232	—

Operating profit	38,948	41,911
Interest expense, net	26,765	25,264

Earnings before income taxes and equity in losses of unconsolidated subsidiary	12,183	16,647
Income tax expense	4,533	5,869

Earnings before equity in losses of unconsolidated subsidiary	7,650	10,778
Equity in losses of unconsolidated subsidiary	—	116

Net earnings	$7,650	$10,662

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30,

(Unaudited, in thousands)

	2007	2006
Net cash provided by operating activities	$10,910	$23,999
Cash flows from investing activities:
Capital expenditures	(13,526)	(14,075)
Other assets	(96)	(45)

Net cash used in investing activities	(13,622)	(14,120)
Cash flows from financing activities:
Payments on long-term debt	(593)	(1,742)
Investment by parent	500	—

Net cash used in financing activities	(93)	(1,742)
Effect of exchange rate changes on cash	161	54

Net increase (decrease) in cash and equivalents	(2,644)	8,191
Cash and equivalents at beginning of period	21,576	42,179

Cash and equivalents at end of period	$18,932	$50,370

Supplemental disclosures:
Non-cash industrial revenue bond guarantees	$6,000	$—

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

We utilize a fifty-two/fifty-three week fiscal year ending on the Saturday nearest to December 31 each year. The quarterly period ended June 30, 2007 was a 13 week period and the quarterly period ended July 1, 2006 was a 13 week period. For clarity of presentation, we describe both periods as if the quarters ended on June 30th.

In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations for the periods indicated. Our results of operations and cash flows for the period ended June 30, 2007 are not necessarily indicative of the results expected for the full year.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) effective January 1, 2007. As a result of the adoption of FIN 48, we recognized a charge of approximately $0.7 million to the January 1, 2007 retained earnings balance. As of the adoption date, we had gross tax affected unrecognized tax benefits of approximately $7.6 million, of which $2.5 million, if recognized, would affect our effective tax rate. Also, as of the date of adoption we had accrued penalties and interest expense related to the unrecognized tax benefits of $1.7 million. We recognize penalties and interest expense related to unrecognized tax benefits as a component of interest expense. There were no significant changes to these amounts during the quarter ended June 30, 2007.

Our uncertain tax positions are related to tax years that remain subject to examination. As of June 30, 2007, the United States and Minnesota jurisdictions remain subject to examination for tax years 2003 through 2006 and the New Jersey jurisdiction for tax years 2000 through 2006.

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

Each segment’s share of goodwill was as follows (in thousands):

	June 30, 2007	December 31, 2006
Egg Products	$428,940	$428,940
Crystal Farms	32,290	32,290
Potato Products	60,205	60,205

	$521,435	$521,435

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

Our intangible assets were as follows (in thousands):

	June 30, 2007	December 31, 2006
Amortizable intangible assets, principally customer relationships	$230,615	$230,615
Accumulated amortization	(55,626)	(47,960)

	174,989	182,655
Indefinite lived intangible assets, trademarks	34,125	34,025

	$209,114	$216,680

The aggregate amortization expense was $7,666,000 for the six months ended June 30, 2007 and was $7,780,000 for the six months ended June 30, 2006. The estimated amortization expense for the years ending December 31, 2007 through December 31, 2011 is as follows (in thousands):

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

Deferred Financing Costs

Deferred financing costs are included as a component of other assets and are being amortized using the interest method over the lives of the respective debt agreements. Our deferred financing costs were as follows (in thousands):

	June 30, 2007	December 31, 2006
Deferred financing costs	$31,435	$31,435
Accumulated amortization	(16,299)	(14,272)

	$15,136	$17,163

NOTE B—INVENTORIES

Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful lives of generally 12 to 18 months, assuming no salvage value.

Inventories consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials and supplies	$21,078	$18,485
Work in process and finished goods	67,577	62,220
Flocks	24,592	22,715

	$113,247	$103,420

NOTE C—COMMITMENTS AND CONTINGENCIES

Litigation

We are engaged in routine litigation incidental to our business. We believe the ultimate outcome of this litigation will not have a material effect on our consolidated financial position, liquidity or results of operations.

NOTE D—SHAREHOLDER’S EQUITY

Additional Paid in Capital

In March 2007, we recorded a $4.3 million non-cash capital contribution from our parent, M-Foods Holdings, Inc. (“Holdings”) related to the tax benefit the Company receives on Holdings’ interest deduction due to filing a consolidated Federal tax return with Holdings. In April 2007, we recorded a $500,000 contribution from Holdings related to an investment made by our new Chief Executive Officer-Elect, President and Chief Operating Officer in equity securities of Michael Foods Investors, LLC.

Comprehensive Income

The components of and changes in accumulated other comprehensive income (loss), net of taxes, during the six months ended June 30, 2007 were as follows (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance at December 31, 2006	$—	$2,393	$2,393
Foreign currency translation adjustment	—	551	551
Change due to cash flow hedges	1,590	—	1,590

Balance at June 30, 2007	$1,590	$2,944	$4,534

Comprehensive income, net of taxes, for the three months ended June 30, 2007 and 2006 was as follows (in thousands):

Net earnings for the three months ended June 30, 2007		$3,700
Net gains (losses) arising during the period:
Change due to cash flow hedges	1,949
Foreign currency translation adjustment	541

Other comprehensive income		2,490

Comprehensive income for the three months ended June 30, 2007		$6,190

Net earnings for the three months ended June 30, 2006		$6,543
Net gains (losses) arising during the period:
Change due to cash flow hedges	287
Interest rate caplet	128
Foreign currency translation adjustment	496

Other comprehensive income		911

Comprehensive income for the three months ended June 30, 2006		$7,454

Comprehensive income, net of taxes, for the six months ended June 30, 2007 and 2006 was as follows (in thousands):

Net earnings for the six months ended June 30, 2007		$7,650
Net gains (losses) arising during the period:
Change due to cash flow hedges	1,590
Foreign currency translation adjustment	551

Other comprehensive income		2,141

Comprehensive income for the six months ended June 30, 2007		$9,791

Net earnings for the six months ended June 30, 2006		$10,662
Net gains (losses) arising during the period:
Change due to cash flow hedges	(2,716)
Interest rate caplet	210
Foreign currency translation adjustment	469

Other comprehensive loss		(2,037)

Comprehensive income for the six months ended June 30, 2006		$8,625

NOTE E—PLANT CLOSING

In November 2006, we announced our decision to close the St. Marys, Ontario egg processing plant due to rising operating costs. The facility was closed on March 31, 2007. In December 2006, we recorded $3,139,000 of plant closing expenses, including employee termination costs of $245,000 and asset impairment charges of $2,894,000 related to the leased building and plant equipment, as well as other plant assets which can not be utilized in other of our processing facilities. We recorded an additional $47,000 and $232,000 (shown on a separate line in the Condensed Consolidated Statements of Earnings) of employee termination costs during the three month period ended June 30, 2007 and six month period ended June 30, 2007, respectively, reflected in the Egg Products Division segment’s operating income, for a cumulative total of $477,000. We paid all of the $477,000 during the six month period ended June 30, 2007. As of June 30, 2007 we have no remaining accrual for these employee terminations. We anticipate incurring an additional $50,000 in other plant closing related costs for the St. Marys, Ontario plant during the second half of 2007.

NOTE F—BUSINESS SEGMENTS

We operate in three reportable segments—Egg Products, Crystal Farms and Potato Products. Certain financial information on our operating segments is as follows (unaudited, in thousands):

	EGG PRODUCTS	CRYSTAL FARMS	POTATO PRODUCTS	CORPORATE & ELIMINATIONS	TOTAL
Three months ended June 30, 2007:
External net sales	$243,453	$76,420	$28,070	$—	$347,943
Intersegment sales	4,328	—	4,144	(8,472)	—
Operating profit (loss)	15,910	2,321	3,651	(2,771)	19,111
Depreciation and amortization	16,415	1,081	1,628	3	19,127

Three months ended June 30, 2006:
External net sales	$207,585	$64,270	$27,058	$—	$298,913
Intersegment sales	2,493	—	1,222	(3,715)	—
Operating profit (loss)	16,320	4,429	4,269	(2,351)	22,667
Depreciation and amortization	16,221	1,158	1,479	2	18,860

Six months ended June 30, 2007:
External net sales	$472,681	$146,610	$56,583	$—	$675,874
Intersegment sales	7,757	—	9,076	(16,833)	—
Operating profit (loss)	29,684	6,758	7,630	(5,124)	38,948
Depreciation and amortization	32,773	2,164	3,256	6	38,199

Six months ended June 30, 2006:
External net sales	$420,570	$132,886	$52,848	$—	$606,304
Intersegment sales	4,377	—	2,485	(6,862)	—
Operating profit (loss)	31,479	7,686	7,696	(4,950)	41,911
Depreciation and amortization	32,423	2,314	2,958	3	37,698

NOTE G—SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Our senior credit agreement and senior subordinated notes have been guaranteed, on a joint and several basis, by us and our 100% owned domestic subsidiaries. The senior credit agreement is also guaranteed by our parent, M-Foods Holdings, Inc.

The following condensed consolidating financial information presents our condensed consolidating balance sheets at June 30, 2007 and December 31, 2006, together with our condensed consolidating statements of earnings for the three and six month periods ended June 30, 2007 and 2006 and cash flows for the six month periods ended June 30, 2007 and 2006. These financial statements reflect Michael Foods, Inc. (the parent), the wholly-owned guarantor subsidiaries (on a combined basis), the non-guarantor subsidiary (MFI Food Canada Ltd.), and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Balance Sheets

June 30, 2007

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$17,612	$—	$1,320	$—	$18,932
Accounts receivable, less allowances	10,603	123,505	6,001	(22,476)	117,633
Inventories	—	104,748	8,499	—	113,247
Prepaid expenses and other	3,808	11,429	406	—	15,643

Total current assets	32,023	239,682	16,226	(22,476)	265,455

Property, Plant and Equipment—net	19	228,178	15,220	—	243,417

Other assets:
Goodwill	—	518,409	3,026	—	521,435
Other assets	15,809	238,933	2,410	(15,984)	241,168
Investment in subsidiaries	929,988	(5,930)	—	(924,058)	—

	945,797	751,412	5,436	(940,042)	762,603

Total assets	$977,839	$1,219,272	$36,882	$(962,518)	$1,271,475

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$—	$864	$947	$—	$1,811
Accounts payable	145	74,096	13,886	(22,476)	65,651
Accrued liabilities	12,861	65,167	1,586	—	79,614

Total current liabilities	13,006	140,127	16,419	(22,476)	147,076
Long-term debt, less current maturities	618,136	24,600	29,564	(22,170)	650,130
Deferred income taxes	(16,209)	127,456	(108)	125	111,264
Other long-term liabilities	24,122	41	58	—	24,221
Shareholder’s equity	338,784	927,048	(9,051)	(917,997)	338,784

Total liabilities and shareholder’s equity	$977,839	$1,219,272	$36,882	$(962,518)	$1,271,475

Condensed Consolidating Balance Sheets

December 31, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$20,727	$—	$849	$—	$21,576
Accounts receivable, less allowances	4,278	110,775	7,065	(16,813)	105,305
Inventories	—	93,480	9,940	—	103,420
Prepaid expenses and other	538	7,393	270	—	8,201

Total current assets	25,543	211,648	18,124	(16,813)	238,502

Property, Plant and Equipment—net	24	244,070	14,969	—	259,063

Other assets:
Goodwill	—	518,409	3,026	—	521,435
Other assets	17,836	242,225	2,410	(17,708)	244,763
Investment in subsidiaries	923,218	(7,452)	—	(915,766)	—

	941,054	753,182	5,436	(933,474)	766,198

Total assets	$966,621	$1,208,900	$38,529	$(950,287)	$1,263,763

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$—	$—	$837	$—	$837
Accounts payable	265	73,023	15,753	(16,795)	72,246
Accrued liabilities	19,398	65,853	1,810	—	87,061

Total current liabilities	19,663	138,876	18,400	(16,795)	160,144
Long-term debt, less current maturities	615,064	22,536	27,581	(20,224)	644,957
Deferred income taxes and other	(9,152)	126,768	—	—	117,616
Deferred compensation	16,252	—	—	—	16,252
Shareholder’s equity	324,794	920,720	(7,452)	(913,268)	324,794

Total liabilities and shareholder’s equity	$966,621	$1,208,900	$38,529	$(950,287)	$1,263,763

Condensed Consolidating Statements of Earnings

Three months ended June 30, 2007

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$345,238	$15,838	$(13,133)	$347,943
Cost of sales	—	289,647	14,814	(13,133)	291,328

Gross profit	—	55,591	1,024	—	56,615
Selling, general and administrative expenses	2,771	35,453	1,179	(1,946)	37,457
Plant closing expenses	—	—	47	—	47

Operating profit (loss)	(2,771)	20,138	(202)	1,946	19,111
Interest expense, net	13,120	(186)	467	—	13,401
Other expense (income)	(1,946)	—	—	1,946	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(13,945)	20,324	(669)	—	5,710
Equity in earnings (loss) of subsidiaries	12,879	(693)	—	(12,186)	—

Earnings (loss) before income taxes	(1,066)	19,631	(669)	(12,186)	5,710
Income tax expense (benefit)	(4,766)	6,752	24	—	2,010

Net earnings (loss)	$3,700	$12,879	$(693)	$(12,186)	$3,700

Condensed Consolidating Statements of Earnings

Three months ended June 30, 2006

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$290,744	$13,163	$(4,994)	$298,913
Cost of sales	—	235,350	12,844	(4,994)	243,200

Gross profit	—	55,394	319	—	55,713
Selling, general and administrative expenses	2,351	31,102	1,100	(1,507)	33,046

Operating profit (loss)	(2,351)	24,292	(781)	1,507	22,667
Interest expense, net	12,220	(68)	473	—	12,625
Other expense (income)	(1,507)	—	—	1,507	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(13,064)	24,360	(1,254)	—	10,042
Equity in earnings (loss) of subsidiaries	15,028	(671)	—	(14,357)	—

Earnings (loss) before income taxes	1,964	23,689	(1,254)	(14,357)	10,042
Income tax expense (benefit)	(4,579)	8,661	(583)	—	3,499

Net earnings (loss)	$6,543	$15,028	$(671)	$(14,357)	$6,543

Condensed Consolidating Statements of Earnings

Six months ended June 30, 2007

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$671,998	$29,767	$(25,891)	$675,874
Cost of sales	—	561,275	27,752	(25,891)	563,136

Gross profit	—	110,723	2,015	—	112,738
Selling, general and administrative expenses	5,124	69,785	2,173	(3,524)	73,558
Plant closing expenses	—	—	232	—	232

Operating profit (loss)	(5,124)	40,938	(390)	3,524	38,948
Interest expense, net	26,168	(312)	909	—	26,765
Other expense (income)	(3,524)	—	—	3,524	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(27,768)	41,250	(1,299)	—	12,183
Equity in earnings (loss) of subsidiaries	26,142	(1,321)	—	(24,821)	—

Earnings (loss) before income taxes	(1,626)	39,929	(1,299)	(24,821)	12,183
Income tax expense (benefit)	(9,276)	13,787	22	—	4,533

Net earnings (loss)	$7,650	$26,142	$(1,321)	$(24,821)	$7,650

Condensed Consolidating Statements of Earnings

Six months ended June 30, 2006

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$587,940	$27,712	$(9,348)	$606,304
Cost of sales	—	477,990	27,062	(9,348)	495,704

Gross profit	—	109,950	650	—	110,600
Selling, general and administrative expenses	4,950	64,138	2,599	(2,998)	68,689

Operating profit (loss)	(4,950)	45,812	(1,949)	2,998	41,911
Interest expense, net	24,387	(60)	937	—	25,264
Other expense (income)	(2,998)	—	—	2,998	—

Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(26,339)	45,872	(2,886)	—	16,647
Equity in earnings (loss) of subsidiaries	27,564	(1,670)	—	(25,894)	—

Earnings (loss) before income taxes and equity in losses of unconsolidated subsidiary	1,225	44,202	(2,886)	(25,894)	16,647
Income tax expense (benefit)	(9,437)	16,522	(1,216)	—	5,869

Earnings (loss) before equity in losses of unconsolidated subsidiary	10,662	27,680	(1,670)	(25,894)	10,778
Equity in losses of unconsolidated subsidiary	—	116	—	—	116

Net earnings (loss)	$10,662	$27,564	$(1,670)	$(25,894)	$10,662

Condensed Consolidating Statements of Cash Flows

Six months ended June 30, 2007

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$(71)	$9,885	$1,096	$10,910
Cash flows from investing activities:
Capital expenditures	—	(13,333)	(193)	(13,526)
Other assets	—	(96)	—	(96)

Net cash used in investing activities	—	(13,429)	(193)	(13,622)
Cash flows from financing activities:
Payments on long-term debt	3,071	(3,071)	(593)	(593)
Investment from parent	500	—	—	500
Investment in subsidiaries	(6,615)	6,615	—	—

Net cash (used in) provided by financing activities	(3,044)	3,544	(593)	(93)
Effect of exchange rate changes on cash	—	—	161	161

Net (decrease) increase in cash and equivalents	(3,115)	—	471	(2,644)
Cash and equivalents at beginning of period	20,727	—	849	21,576

Cash and equivalents at end of period	$17,612	$—	$1,320	$18,932

Supplemental Disclosures:
Non-cash industrial revenue bond guarantees	$—	$6,000	$—	$6,000

Condensed Consolidating Statements of Cash Flows

Six months ended June 30, 2006

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Net cash provided by operating activities	$3,576	$19,191	$1,232	$23,999
Cash flows from investing activities:
Capital expenditures	(11)	(13,944)	(120)	(14,075)
Other assets	(95)	50	—	(45)

Net cash used in investing activities	(106)	(13,894)	(120)	(14,120)
Cash flows from financing activities:
Payments on long-term debt	—	—	(1,742)	(1,742)
Investment in subsidiaries	4,328	(5,297)	969	—

Net cash provided (used in) by financing activities	4,328	(5,297)	(773)	(1,742)
Effect of exchange rate changes on cash	—	—	54	54

Net increase in cash and equivalents	7,798	—	393	8,191
Cash and equivalents at beginning of period	41,153	—	1,026	42,179

Cash and equivalents at end of period	$48,951	$—	$1,419	$50,370

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

Commodities and Product Pricing

The profit margins we earn on many of our products are sensitive to changes in commodity prices. Generally, 70-75% of the Egg Products Division’s annual net sales come from higher value-added egg products, such as extended shelf-life liquid and precooked products, with the remainder coming from products mainly used in the food ingredients market, or shell eggs. Gross profit margins for higher value-added egg products are generally less sensitive to commodity price fluctuations, such as grains used for hen feed and certain externally sourced eggs, than are other egg products or shell eggs; however, we are unable to adjust product pricing for these products as quickly as we are for other egg products and shell eggs when our costs change. Margins for our food ingredient egg products and shell eggs are more commodity price-sensitive than are higher value-added product sales. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg pricing, which is generally indicative of the price trend for external eggs we purchase to convert into liquid, and which often foretells market pricing for an array of egg products, was approximately 86% higher in the first six months of 2007 than in the comparable 2006 period (as measured by Urner Barry Publications). Feed costs, determined largely by corn and soybean meal prices, increased approximately 46% year-over-year in the 2007 period.

Crystal Farms derives 80% to 90% of its net sales from refrigerated products produced by others, thereby somewhat reducing the effects of commodity price swings. However, a majority of the 80% to 90% of net sales represents cheese and butter, and the costs for both fluctuate with national dairy markets. Time lags between cost changes for these lines and wholesale/retail pricing changes can result in significant margin expansion or compression. The balance of Crystal Farms’ sales are mainly from shell eggs, some of which are produced by the Egg Products Division, sold on a distribution, or non-commodity, basis.

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

Results of Operations

Readers are directed to Note F—Business Segments for data on the unaudited financial results of our business segments for the three and six month periods ended June 30, 2007.

Three Months Ended June 30, 2007 as Compared to Three Months Ended June 30, 2006

Net Sales. Net sales for the three months ended June 30, 2007 increased $49.0 million, or 16%, to $347.9 million from $298.9 million for the three months ended June 30, 2006. The increased sales reflected increased volumes and higher market-related pricing.

Egg Products Division Net Sales. Egg Products Division external net sales for the three months ended June 30, 2007 increased $35.9 million, or 17%, to $243.5 million from $207.6 million for the three months ended June 30, 2006. External net sales in the 2007 period increased for all of our egg products categories, with the food ingredient product lines showing the strongest gains, as compared to the 2006 period. Unit sales increased for most categories, with overall unit sales for Egg Products up 3% from 2006 period levels. Year-over-year pricing improved for all product lines, with significant gains seen in food ingredient egg products, reflecting higher market-related pricing. Sales of higher value-added egg products represented approximately 70% of the Egg Products Division’s net sales in the 2007 period and 75% in the 2006 period.

Crystal Farms Net Sales. Crystal Farms external net sales for the three months ended June 30, 2007 increased $12.1 million, or 19%, to $76.4 million from $64.3 million for the three months ended June 30, 2006. This increase was due to higher markets for cheese and shell eggs, along with the addition of a national account. Unit sales for distributed products (i.e., excluding shell eggs) increased 10% in the 2007 period as compared to the 2006 period, reflecting a rise in branded, private label and deli cheese volumes.

Potato Products Division Net Sales. Potato Products Division external net sales for the three months ended June 30, 2007 increased $1.0 million, or 4%, to $28.1 million from $27.1 million for the three months ended June 30, 2006. Unit sales increased 2% in the 2007 period, as compared to 2006 period levels. Foodservice unit sales increased slightly and retail unit sales declined slightly. Pricing for our potato products increased moderately in the retail trade channel, but declined slightly in the foodservice channel.

Gross Profit. Gross profit for the three months ended June 30, 2007 increased $0.9 million, or 2%, to $56.6 million from $55.7 million for the three months ended June 30, 2006. Our gross profit margin decreased to 16.3% in the 2007 period as compared to 18.6% in the 2006 period. The lower gross profit margin reflected a decreased gross profit margin in the Egg Products Division, reflecting increased egg costs which we were unable to fully pass-through to our foodservice customers in a timely manner. Somewhat offsetting this gross margin pressure was a notably positive gross margin contribution from food ingredient egg products compared to margins from these products in the 2006 period. Gross margins also declined in the 2007 period for the key branded cheese business of Crystal Farms, reflecting the rapid rise of the domestic cheese market.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2007 increased $4.5 million, or 14%, to $37.5 million from $33.0 million for the three months ended June 30, 2006. The increase was mainly due to increases in the incentive accrual and selling and marketing costs, the latter coinciding with the increase in our net sales. Selling, general and administrative expenses decreased to 10.8% of net sales in the 2007 period compared with 11.1% for the 2006 period, reflecting the significant sales growth.

Plant Closing Expenses. In March 2007 we closed our plant in St. Marys, Ontario. Coinciding with this closure we recorded $47,000 of severance costs in the three month period ended June 30, 2007.

Operating Profit. Operating profit for the three months ended June 30, 2007 decreased $3.6 million, or approximately 16%, to $19.1 million from $22.7 million for the three months ended June 30, 2006. Our operating profit margin decreased to 5.5% in the 2007 period from 7.6% in the 2006 period due to the decline in gross profit margin noted above.

Egg Products Division Operating Profit. Egg Products Division operating profit for the three months ended June 30, 2007 decreased $0.4 million, or 2.5%, to $15.9 million from $16.3 million for the three months ended June 30, 2006. Operating profits decreased for all higher value-added lines, with food ingredient egg products showing operating profits versus losses year-over-year. For the Division’s core higher value-added products, sold mainly in the foodservice channel, we experienced significantly higher ingredient costs, mainly from internal and external eggs, which could not, in many cases, be readily passed-through to customers in a timely manner.

Crystal Farms Operating Profit. Crystal Farms operating profit for the three months ended June 30, 2007 decreased $2.1 million, or 48%, to $2.3 million from $4.4 million for the three months ended June 30, 2006. Operating profits for our key product line, branded cheese, decreased significantly in the 2007 period, as compared to the 2006 period, due to record high cheese costs and normal delays in adjusting prices to our grocery customers.

Potato Products Division Operating Profit. Potato Products Division operating profit for the three months ended June 30, 2007 decreased $0.6 million, or 14%, to $3.7 million from $4.3 million for the three months ended June 30, 2006. This reflected higher operating profits from retail sales in the 2007 period, as compared to the 2006 period, mainly as a result of improved pricing, but lower operating profits in the 2007 period from foodservice sales. Pricing was slightly lower year-over-year for foodservice products, while the cost of sales increased due to higher raw material costs and less efficient production.

Interest Expense and Income Taxes. Net interest expense increased by approximately $0.8 million in the 2007 period compared to the 2006 period, reflecting higher interest rates and additional amortization of debt issuance costs. Our effective tax rate on earnings before income taxes was 35.2% in the 2007 period compared to 34.8% in the 2006 period. The effective rate was affected by the amount of permanent differences between book and taxable income, including the qualified production activities deduction created by The American Jobs Creation Act of 2004. Additionally, the rate for 2007 was affected by the increase in the valuation allowance associated with one of our foreign subsidiaries.

Six Months Ended June 30, 2007 as Compared to Six Months Ended June 30, 2006

Net Sales. Net sales for the six months ended June 30, 2007 increased $69.6 million, or 11%, to $675.9 million from $606.3 million for the six months ended June 30, 2006. The increased sales reflected increased volumes and higher market-related pricing.

Egg Products Division Net Sales. Egg Products Division external net sales for the six months ended June 30, 2007 increased $52.1 million, or 12%, to $472.7 million from $420.6 million for the six months ended June 30, 2006. External net sales in the 2007 period increased for all of our egg products categories, with certain food ingredient product lines showing the strongest gains, as compared to the 2006 period. Unit sales increased for most categories, with overall unit sales for Egg Products up 3% from 2006 period levels. Year-over-year pricing improved for most lines, with significant gains seen in food ingredient egg products, reflecting higher market-related pricing. Sales of higher value-added egg products represented approximately 71% of the Egg Products Division’s net sales in the 2007 period and 74% in the 2006 period.

Crystal Farms Net Sales. Crystal Farms external net sales for the six months ended June 30, 2007 increased $13.7 million, or 10%, to $146.6 million from $132.9 million for the six months ended June 30, 2006. Shell egg sales increased 24% due to sharply higher market prices. Additionally, net sales increased due to the addition of a national account. Unit sales for distributed products (i.e., excluding shell eggs) increased 4% in the 2007 period as compared to the 2006 period, reflecting a rise in private label cheese, deli cheese and bagel sales volumes.

Potato Products Division Net Sales. Potato Products Division external net sales for the six months ended June 30, 2007 increased $3.8 million, or 7%, to $56.6 million from $52.8 million for the six months ended June 30, 2006. Unit sales increased 4% in the 2007 period, as compared to 2006 period levels. Net sales and unit sales increased in the 2007 period in both the foodservice and retail trade channels. Pricing in the retail trade channel was higher in the 2007 period than in the 2006 period, but declined slightly in the foodservice channel.

Gross Profit. Gross profit for the six months ended June 30, 2007 increased $2.1 million, or 2%, to $112.7 million from $110.6 million for the six months ended June 30, 2006. Our gross profit margin decreased to 16.7% compared to 18.2% in the same period in 2006. The lower gross profit margin reflected a decreased gross profit margin in the Egg Products Division, reflecting increased egg costs which we were unable to fully pass-through to our foodservice customers in a timely manner. Somewhat offsetting this gross margin pressure was a notably positive gross margin contribution from food ingredient egg products as compared to margins from these products in the 2006 period. Gross margins also declined in the 2007 period for the key branded cheese business of Crystal Farms, reflecting the rapid rise of the domestic cheese market.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2007 increased $4.9 million, or 7%, to $73.6 million from $68.7 million for the six months ended June 30, 2006. The increase was mainly due to increases in the incentive accrual and selling and marketing costs, the latter coinciding with the increase in our net sales. Selling, general and administrative expenses decreased to 10.9% of net sales in the 2007 period compared with 11.3% for the 2006 period, reflecting the relatively strong sales growth.

Plant Closing Expenses. In March 2007 we closed our plant in St. Marys, Ontario. Coinciding with this closure we recorded $232,000 of severance costs in the six month period ended June 30, 2007.

Operating Profit. Operating profit for the six months ended June 30, 2007 decreased $3.0 million, or approximately 7%, to $38.9 million from $41.9 million for the six months ended June 30, 2006. Our operating profit margin decreased to 5.8% in the 2007 period from 6.9% in the 2006 period due to the decline in gross profit margin noted above.

Egg Products Division Operating Profit. Egg Products Division operating profit for the six months ended June 30, 2007 decreased $1.8 million, or 6%, to $29.7 million from $31.5 million for the six months ended June 30, 2006. Operating profits decreased for all higher value-added lines, with food ingredient egg products showing operating profits versus losses year-over-year. For the Division’s core higher value-added products, sold mainly in the foodservice channel, we experienced significantly higher ingredient costs, mainly from internal and external eggs, which could not, in many cases, be readily passed-through to customers in a timely manner.

Crystal Farms Operating Profit. Crystal Farms operating profit for the six months ended June 30, 2007 decreased $0.9 million, or 12%, to $6.8 million from $7.7 million for the six months ended June 30, 2006. Operating profits for our key product line, branded cheese, decreased in the 2007 period, as compared to the 2006 period, due to record high cheese costs and normal delays in adjusting prices to our grocery customers.

Potato Products Division Operating Profit. Potato Products Division operating profit for the six months ended June 30, 2007 decreased $0.1 million, or 1%, to $7.6 million from $7.7 million for the six months ended June 30, 2006. This reflected higher operating profits from retail sales in the 2007 period, as compared to the 2006 period, mainly as a result of improved pricing, but lower operating profits in the 2007 period from foodservice sales. Pricing was slightly lower year-over-year for foodservice products, while the cost of sales increased due to higher raw material costs and less efficient production.

Equity in Losses of Unconsolidated Subsidiary. A loss of $116,000 was recorded in the 2006 period. The loss related to our Belgian joint venture. We wrote the investment in the Belgian joint venture to zero in the 3rd quarter of 2006.

Interest Expense and Income Taxes. Net interest expense increased by approximately $1.5 million in the 2007 period compared to the 2006 period, reflecting higher interest rates and additional amortization of debt issuance costs. Our effective tax rate on earnings before equity in losses of unconsolidated subsidiary was 37.2% in the 2007 period compared to 35.3% in the 2006 period. The effective rate was affected by the amount of permanent differences between book and taxable income, including the qualified production activities deduction created by The American Jobs Creation Act of 2004. Additionally, the rate for 2007 was affected by the increase in the valuation allowance associated with one of our foreign subsidiaries.

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

Cash flow provided by operating activities was $10.9 million for the six months ended June 30, 2007, compared to $24.0 million in the comparable 2006 period. The reduction in cash flow provided by operating activities in the 2007 period was largely due to reduced earnings and higher working capital. Our cash flows used in investing activities decreased to $13.6 million for the six months ended June 30, 2007 from $14.1 million for the 2006 period. Cash flows from financing activities included payments on long term debt and the investment by our new Chief Executive Officer-Elect, President and Chief Operating Officer in equity securities of Michael Foods Investors, LLC. We relied on internally generated funds for our capital requirements.

We continue to have substantial annual cash interest expense. Our senior credit facility requires us to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the senior credit facility and the indenture relating to the 8% Senior Subordinated Notes due 2013 contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in these agreements. Our failure to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on our results of operations, financial position and cash flow. In general, the debt covenants limit our discretion in the operation of our businesses. We were in compliance with all of the covenants under the senior credit facility and the indenture as of June 30, 2007.

The following is a calculation of our minimum interest coverage and maximum leverage ratios under our senior credit facility for the twelve-month periods ended June 30, 2007 and 2006. The terms and related calculations are defined in our senior credit facility, which agreement and amendments thereto were included as Exhibit 10.1 of our registration statement on Form S-4 (Registration No. 333-112714) as filed with the Commission on February 11, 2004, as Exhibit 10.33 to our current report on Form 8-K as filed with the Commission on September 22, 2004 and as Exhibit 10.1 to our current report on Form 8-K as filed with the Commission on May 18, 2005.

	Twelve Months Ended June 30,
	2007		2006
	(Unaudited, in thousands)
Calculation of Interest Coverage Ratio:
Consolidated EBITDA (1)	$177,074		$178,082
Consolidated Cash Interest Expense (2)	53,035		48,829
Actual Interest Coverage Ratio (Ratio of consolidated EBITDA to consolidated interest expense)	3.34	x	3.65	x
Minimum Permitted Interest Coverage Ratio	2.50	x	2.25	x
Calculation of Leverage Ratio:
Funded Indebtedness (3)	$664,826		$721,982
Less: Cash and equivalents	(18,932)		(50,370)

Funded Indebtedness, net of cash	645,894		671,612
Consolidated EBITDA (1)	177,074		178,082
Actual Leverage Ratio (Ratio of funded indebtedness less cash and equivalents to consolidated EBITDA)	3.65	x	3.77	x
Maximum Permitted Leverage Ratio	5.00	x	5.25	x

(1)	Consolidated EBITDA (earnings before interest expense, taxes, depreciation and amortization) is defined in our senior credit facility as follows:

	Twelve Months Ended June 30,
	2007	2006
	(Unaudited, in thousands)
Net earnings	$16,143	$34,446
Interest expense, excluding amortization of debt issuance costs	51,643	47,606
Amortization of debt issuance costs	6,008	1,723
Income tax expense	14,958	11,094
Depreciation and amortization	75,359	72,695
Equity sponsor management fee	1,768	1,853
Expenses related to industrial revenue bonds guaranteed by certain of our subsidiaries	993	981
Other (a)	10,428	6,901

	177,300	177,299
Less: Unrealized gains (losses) on swap contracts	226	(783)

Consolidated EBITDA, as defined in our senior credit facility	$177,074	$178,082

(a)	Reflects the following:

	Twelve Months Ended June 30,
	2007	2006
	(Unaudited, in thousands)
Equity in losses (earnings) of unconsolidated subsidiaries	$2,597	$(117)
Losses from the disposition of assets not in the ordinary course of business	2,885	148
Non-cash compensation	1,895	1,128
Debt extinguishment expenses which do not represent a cash item	—	4,134
Letter of credit fees	139	139
Other non-recurring charges	2,912	1,469

	$10,428	$6,901

(2)	Consolidated cash interest expense, as calculated in our senior credit facility, was as follows:

	Twelve Months Ended June 30,
	2007	2006
	(Unaudited, in thousands)
Interest expense, net	$57,429	$48,768
Interest income	1,614	1,784

Gross interest expense	59,043	50,552

minus:
Amortization of debt issuance costs	6,008	1,723

Consolidated cash interest expense	$53,035	$48,829

(3)	Funded indebtedness was as follows:

	June 30,
	2007	2006
	(Unaudited, in thousands)
Term loan facility	$477,300	$540,000
8% senior subordinated notes	150,000	150,000
Insurance bonds	470	388
Guarantee obligations (see debt guarantees described below)	21,640	15,981
Capital leases	5,749	6,261
Standby letters of credit (primarily with our casualty insurance carrier)	7,025	6,470
Funded indebtedness of Trilogy Egg Products, Inc.	2,592	2,832
Other	50	50

	$664,826	$721,982

We use EBITDA as a measurement of our financial results because we believe it is indicative of the relative strength of our operating performance, it is used to determine incentive compensation levels and it is a key measurement contained in the financial covenants of our senior indebtedness.

As of June 30, 2007, approximately $477.3 million was outstanding under the senior credit facility, and additional capacity of approximately $7.0 million was used under our $100 million revolving line of credit for outstanding letters of credit. The weighted average interest rate for our borrowings under the senior credit facility was approximately 7.4% at June 30, 2007. Given our business trends and cash flow forecast, we do not anticipate any use of the revolving line of credit in the near future, except for letters of credit purposes. However, it is possible that one or more acquisitions could arise, which could result in much, or all, of the revolving line of credit being utilized at some point.

We have guaranteed, through our Waldbaum subsidiary, the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of three municipalities where we have food processing facilities. The repayment of these bonds is funded through the wastewater treatment charges paid by us to the three municipalities. However, should those charges not be sufficient to fund the bond payments as they become due, we have agreed to pay any shortfall. On May 24, 2007, a $6.0 million bond financing was completed by the City of Wakefield, Nebraska at an annual interest rate of 8.2159%, with such proceeds to be used for the completion of construction of the wastewater treatment facility. We have guaranteed the principal and interest payments related to these bonds, which mature September 15, 2017. These bonds along with the original $10.25 million guaranteed in September 2005, are included in current maturities of long-term debt and long-term debt. The remaining principal balance for all guaranteed bonds at June 30, 2007 was approximately $21.6 million.

Our parent, M-Foods Holdings, Inc., has outstanding 9.75% Senior Discount Notes due October 1, 2013. The accreted balance of these notes as of June 30, 2007 was $130.5 million. As a wholly-owned subsidiary of M-Foods Holdings, Inc., we are responsible for servicing these notes.

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

We invested approximately $13.5 million in capital expenditures in the six months ended June 30, 2007. We plan to spend approximately $41 million in total capital expenditures for 2007, which has been, or will be, used to expand capacity for higher value-added egg and potato products, maintain existing production facilities, replace tractors and trailers, and to upgrade information technology systems, among other projects. We expect to fund this spending from operating cash flows.

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

Subject to market conditions and other factors, we and/or our subsidiaries, affiliates and/or significant shareholders from time to time may repurchase or purchase, as the case may be, all or a portion of our senior subordinated notes, in privately negotiated or open market transactions, by tender offer or otherwise. No assurance can be given as to whether or when, or at what prices, such repurchases or purchases may occur. Any such repurchases by us and/or our subsidiaries would be limited by certain restrictions found in our credit agreement and in the indenture governing the subordinated notes.

Seasonality

Our consolidated quarterly operating results are affected by the seasonal fluctuations of our net sales and operating profits. Specifically, egg prices typically rise seasonally in the first and fourth quarters of the year due to increased demand during holiday periods. Consequently, net sales in the Egg Products Division may increase in the first and fourth quarters. Operating profits from the Potato Products Division are less seasonal, but tend to be higher in the second half of the year coinciding with the potato harvest and incremental consumer demand. Generally, Crystal Farms has higher net sales and operating profits in the fourth quarter, coinciding with incremental consumer demand during the holiday season.

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

There were no material changes in our market risk during the six months ended June 30, 2007. For additional information regarding our market risk, please refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2007. Based on these evaluations, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

b. Changes in internal controls

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Readers are directed to our Form 10-K for the year ended December 31, 2006, Item 1A, for a discussion of Risk Factors. We do not believe there have been any material changes to our Risk Factors since that filing.

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

MICHAEL FOODS, INC.

Date: August 14, 2007	By:	/s/ GREGG A. OSTRANDER
Gregg A. Ostrander
(Chairman and Chief Executive Officer)

	By:	/s/ JOHN D. REEDY
John D. Reedy
(Executive Vice President and Chief Financial Officer)