Form 10-Q
period 2007-09-30
MICHAEL FOODS INC/NEW
filed 2007-11-13
CIK 1278679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

The registrant’s Common Stock is not publicly traded. The Registrant had 3,000 shares of $0.01 par value common stock outstanding as of November 1, 2007.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$47,212	$21,576
Accounts receivable, less allowances	131,407	105,305
Inventories	113,686	103,420
Prepaid expenses and other	9,612	8,201

Total Current Assets	301,917	238,502

Property, Plant and Equipment
Land	4,044	4,044
Buildings and improvements	121,277	118,890
Machinery and equipment	320,335	301,656

	445,656	424,590
Less accumulated depreciation	209,774	165,527

	235,882	259,063

Other Assets
Goodwill	518,264	521,435
Intangible assets, net	205,282	216,680
Other assets	31,091	28,083

	754,637	766,198

	$1,292,436	$1,263,763

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Current maturities of long-term debt	$3,671	$837
Accounts payable	77,792	72,246
Accrued liabilities
Compensation	16,967	11,894
Customer programs	34,359	39,766
Interest	9,909	2,497
Other	24,957	32,904

Total Current Liabilities	167,655	160,144
Long-term debt, less current maturities	648,121	644,957
Deferred income taxes	107,480	117,616
Other long-term liabilities	21,377	16,252

Shareholder’s equity
Common stock, $0.01 par value, 3,000 shares authorized, issued and outstanding September 30, 2007 and December 31, 2006	—	—
Additional paid-in capital	265,802	260,935
Retained earnings	75,681	61,466
Accumulated other comprehensive income	6,320	2,393

	347,803	324,794

	$1,292,436	$1,263,763

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the three months ended September 30,

(Unaudited, in thousands)

	2007	2006
Net sales	$381,111	$308,940
Cost of sales	317,984	250,286

Gross profit	63,127	58,654
Selling, general and administrative expenses	38,105	35,239
Plant closing expenses	1,293	—

Operating profit	23,729	23,415
Interest expense, net	12,644	13,685

Earnings before income taxes and equity in losses of unconsolidated subsidiary	11,085	9,730
Income tax expense	3,882	3,231

Earnings before equity in losses of unconsolidated subsidiary	7,203	6,499
Equity in losses of unconsolidated subsidiary	—	2,597

Net earnings	$7,203	$3,902

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the nine months ended September 30,

(Unaudited, in thousands)

	2007	2006
Net sales	$1,056,985	$915,244
Cost of sales	881,120	745,990

Gross profit	175,865	169,254
Selling, general and administrative expenses	111,663	103,928
Plant closing expenses	1,525	—

Operating profit	62,677	65,326
Interest expense, net	39,409	38,949

Earnings before income taxes and equity in losses of unconsolidated subsidiary	23,268	26,377
Income tax expense	8,415	9,100

Earnings before equity in losses of unconsolidated subsidiary	14,853	17,277
Equity in losses of unconsolidated subsidiary	—	2,713

Net earnings	$14,853	$14,564

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30,

(Unaudited, in thousands)

	2007	2006
Net cash provided by operating activities	$47,979	$28,425
Cash flows from investing activities:
Capital expenditures	(21,330)	(22,131)
Other assets	(99)	(98)

Net cash used in investing activities	(21,429)	(22,229)
Cash flows from financing activities:
Payments on long-term debt	(1,582)	(3,335)
Payments on stock options exercised/share repurchases	(66)	—
Investment by parent	500	—

Net cash used in financing activities	(1,148)	(3,335)
Effect of exchange rate changes on cash	234	38

Net increase in cash and equivalents	25,636	2,899
Cash and equivalents at beginning of period	21,576	42,179

Cash and equivalents at end of period	$47,212	$45,078

Supplemental disclosures:
Non-cash industrial revenue bond guarantees	$6,000	$—

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

We utilize a fifty-two/fifty-three week fiscal year ending on the Saturday nearest to December 31 each year. The quarterly period ended September 29, 2007 was a 13 week period and the quarterly period ended September 30, 2006 was a 13 week period. For clarity of presentation, we describe both periods as if the quarters ended on September 30th.

In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations for the periods indicated. Our results of operations and cash flows for the period ended September 30, 2007 are not necessarily indicative of the results expected for the full year.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) effective January 1, 2007. As a result of the adoption of FIN 48, we recognized a charge of approximately $0.7 million to the January 1, 2007 retained earnings balance. As of the adoption date, we had gross tax affected unrecognized tax benefits of approximately $7.6 million, of which $2.5 million, if recognized, would affect our effective tax rate. As of September 30, 2007 we had gross tax affected unrecognized tax benefits of approximately $4.8 million. The reduction in unrecognized tax benefits was mainly due to the lapse of applicable statute of limitations. Also, as of the date of adoption we had accrued penalties and interest expense related to the unrecognized tax benefits of $1.7 million. We recognize penalties and interest expense related to unrecognized tax benefits as a component of interest expense. There were no other significant changes to these amounts during the quarter ended September 30, 2007.

Our uncertain tax positions are related to tax years that remain subject to examination. As of September 30, 2007, the United States and Minnesota jurisdictions remain subject to examination for tax years 2004 through 2006 and the New Jersey jurisdiction for tax years 2000 through 2006.

Included in the balance of unrecognized tax benefits at January 1, 2007 and September 30, 2007 is $4.3 million and $0.4 million, respectively, related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. The reduction recorded in the September 2007 period was due to the lapse of applicable statute of limitations. These unrecognized tax benefits are primarily comprised of items related to state income tax audits and expiring statutes of limitations.

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

Each segment’s share of goodwill was as follows (in thousands):

	September 30, 2007	December 31, 2006
Egg Products	$426,340	$428,940
Crystal Farms	32,068	32,290
Potato Products	59,856	60,205

	$518,264	$521,435

The change in the carrying amount of goodwill for the period ended September 30, 2007 of $3,171,000 was due to the reversal of unrecognized tax benefits related to expiring statute of limitations.

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

Our intangible assets were as follows (in thousands):

	September 30, 2007	December 31, 2006
Amortizable intangible assets, principally customer relationships	$230,615	$230,615
Accumulated amortization	(59,458)	(47,960)

	171,157	182,655
Indefinite lived intangible assets, trademarks	34,125	34,025

	$205,282	$216,680

The aggregate amortization expense was $11,498,000 for the nine months ended September 30, 2007 and was $11,670,000 for the nine months ended September 30, 2006. The estimated amortization expense for the years ending December 31, 2007 through December 31, 2011 is as follows (in thousands):

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

Deferred Financing Costs

Deferred financing costs are included as a component of other assets and are being amortized using the interest method over the lives of the respective debt agreements. Our deferred financing costs were as follows (in thousands):

	September 30, 2007	December 31, 2006
Deferred financing costs	$31,441	$31,435
Accumulated amortization	(17,263)	(14,272)

	$14,178	$17,163

NOTE B—INVENTORIES

Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful lives of generally 12 to 18 months, assuming no salvage value.

Inventories consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw materials and supplies	$21,551	$18,485
Work in process and finished goods	66,736	62,220
Flocks	25,399	22,715

	$113,686	$103,420

NOTE C—COMMITMENTS AND CONTINGENCIES

Litigation

In May 2006 Feesers, Inc. brought suit against us and Sodexho, Inc. alleging violation of the Robinson-Patman Act. We prevailed in summary judgment. A filing by the United States Court of Appeals for the Third Circuit on August 14, 2007 reversed the summary judgment decision, remanding the matter back to the United States District Court for the Middle District of Pennsylvania. A trial is scheduled for January 2008.

We are engaged in routine litigation incidental to our business. We believe the ultimate outcome of this litigation will not have a material effect on our consolidated financial position, liquidity or results of operations.

NOTE D—SHAREHOLDER’S EQUITY

Additional Paid in Capital

In March 2007, we recorded a $4.3 million non-cash capital contribution from our parent, M-Foods Holdings, Inc. (“Holdings”) related to the tax benefit the Company receives on Holdings’ interest deduction due to filing a consolidated Federal tax return with Holdings. In April 2007, we recorded a $500,000 contribution from Holdings related to an investment made by our new Chief Executive Officer-Elect, President and Chief Operating Officer in equity securities of Michael Foods Investors, LLC (the parent of Holdings).

Comprehensive Income

The components of and changes in accumulated other comprehensive income (loss), net of taxes, during the nine months ended September 30, 2007 were as follows (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance at December 31, 2006	$—	$2,393	$2,393
Foreign currency translation adjustment	—	2,640	2,640
Change due to cash flow hedges	1,287	—	1,287

Balance at September 30, 2007	$1,287	$5,033	$6,320

Comprehensive income, net of taxes, for the three months ended September 30, 2007 and 2006 was as follows (in thousands):

Net earnings for the three months ended September 30, 2007		$7,203
Net gains (losses) arising during the period:
Change due to cash flow hedges	(303)
Foreign currency translation adjustment	2,089

Other comprehensive income		1,786

Comprehensive income for the three months ended September 30, 2007		$8,989

Net earnings for the three months ended September 30, 2006		$3,902
Net gains (losses) arising during the period:
Change due to cash flow hedges	586
Interest rate caplet	154
Foreign currency translation adjustment	417

Other comprehensive income		1,157

Comprehensive income for the three months ended September 30, 2006		$5,059

Comprehensive income, net of taxes, for the nine months ended September 30, 2007 and 2006 was as follows (in thousands):

Net earnings for the nine months ended September 30, 2007		$14,853
Net gains (losses) arising during the period:
Change due to cash flow hedges	1,287
Foreign currency translation adjustment	2,640

Other comprehensive income		3,927

Comprehensive income for the nine months ended September 30, 2007		$18,780

Net earnings for the nine months ended September 30, 2006		$14,564
Net gains (losses) arising during the period:
Change due to cash flow hedges	(2,130)
Interest rate caplet	364
Foreign currency translation adjustment	886

Other comprehensive loss		(880)

Comprehensive income for the nine months ended September 30, 2006		$13,684

NOTE E—PLANT CLOSING

In November 2006, we announced our decision to close the St. Marys, Ontario egg processing plant due to rising operating costs. The facility was closed on March 31, 2007. The costs related to the closing have been reflected in the Egg Products Division’s operating income. We recorded additional asset impairment of plant assets of $1,293,000 in the three month period ended September 30, 2007. Asset impairment and employee termination costs totaled $1,525,000 in 2007 as follows (in thousands):

	Asset Impairment Charges	Employee Termination Costs	Total Plant Closing Costs

For the three months ended September 30, 2007	$1,293	$—	$1,293

For the nine months ended September 30, 2007	$1,293	$232	$1,525

Cumulative Plant Closing Costs as of September 30, 2007	$4,187	$477	$4,664

As of September 30, 2007, we have no remaining accrual for the St. Marys employee termination costs. The roll forward of our employee termination costs reserve follows (in thousands):

Reserve balance as of January 1, 2007	$245
Employee termination costs incurred in the nine months ended September 30, 2007	232
Employee termination costs paid in 2007	(477)

Reserve balance as of September 30, 2007	$—

No additional plant closing costs are expected.

NOTE F—OTHER MATTERS

Officer Severance

On August 26, 2006 our former President, James D. Clarkson, passed away. As provided by the employment agreement between Mr. Clarkson and the Company we expensed a one time payment to Mr. Clarkson’s estate for $2.4 million in September 2006 to satisfy our severance obligations. We also recorded $558,000 of stock option compensation expense with respect to the fair market value of the vested stock options held by Mr. Clarkson’s estate.

Belgian Joint Venture

In September 2006 we evaluated our investment in Belovo S.A. and based on continuing losses and the financial position of Belovo we recorded a valuation adjustment on the investment. In September 2006 we recorded approximately $800,000 of losses related to Belovo’s 2006 operations and we adjusted the value of our investment in Belovo to zero by recording approximately $1,800,000 of a valuation adjustment. In September 2007 Belovo’s management completed a recapitalization of Belovo S. A. As of September 30, 2007 we hold a 12.05% ownership (2006: 35.64%) in the successor entity BNL Food Investments Limited.

NOTE G—BUSINESS SEGMENTS

We operate in three reportable segments—Egg Products, Crystal Farms and Potato Products. Certain financial information on our operating segments is as follows (unaudited, in thousands):

	EGG PRODUCTS	CRYSTAL FARMS	POTATO PRODUCTS	CORPORATE & ELIMINATIONS	TOTAL
Three months ended September 30, 2007:
External net sales	$266,549	$84,536	$30,026	$—	$381,111
Intersegment sales	3,132	—	4,242	(7,374)	—
Operating profit (loss)	20,339	1,702	4,421	(2,733)	23,729
Depreciation and amortization	16,242	1,100	1,628	2	18,972

Three months ended September 30, 2006:
External net sales	$216,566	$63,214	$29,160	$—	$308,940
Intersegment sales	2,255	—	1,081	(3,336)	—
Operating profit (loss)	18,593	4,437	5,148	(4,763)	23,415
Depreciation and amortization	16,224	1,159	1,477	4	18,864

Nine months ended September 30, 2007:
External net sales	$739,230	$231,146	$86,609	$—	$1,056,985
Intersegment sales	10,889	—	13,318	(24,207)	—
Operating profit (loss)	50,023	8,460	12,051	(7,857)	62,677
Depreciation and amortization	49,015	3,264	4,884	8	57,171

Nine months ended September 30, 2006:
External net sales	$637,136	$196,100	$82,008	$—	$915,244
Intersegment sales	6,632	—	3,566	(10,198)	—
Operating profit (loss)	50,072	12,123	12,844	(9,713)	65,326
Depreciation and amortization	48,647	3,473	4,435	7	56,562

NOTE H—SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Our senior credit agreement and senior subordinated notes have been guaranteed, on a joint and several basis, by us and our 100% owned domestic subsidiaries. The senior credit agreement is also guaranteed by our parent, M-Foods Holdings, Inc.

The following condensed consolidating financial information presents our condensed consolidating balance sheets at September 30, 2007 and December 31, 2006, together with our condensed consolidating statements of earnings for the three and nine month periods ended September 30, 2007 and 2006 and cash flows for the nine month periods ended September 30, 2007 and 2006. These financial statements reflect Michael Foods, Inc. (the parent), the wholly-owned guarantor subsidiaries (on a combined basis), the non-guarantor subsidiary (MFI Food Canada Ltd.), and elimination entries necessary to combine such entities on a consolidated basis.

NOTE I— LEGAL MATTER

In May 2006 Feesers, Inc. brought suit against us and Sodexho, Inc. alleging violation of the Robinson-Patman Act. We prevailed in summary judgment. A filing by the United States Court of Appeals for the Third Circuit on August 14, 2007 reversed the summary judgment decision, remanding the matter back to the United States District Court for the Middle District of Pennsylvania. The matter pertains to the right of a food supplier, such as we are, to price products to the distributor trade as it wishes. A trial is scheduled for January 2008.

Condensed Consolidating Balance Sheets

September 30, 2007

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$45,890	$—	$1,322	$—	$47,212
Accounts receivable, less allowances	6,956	135,702	6,865	(18,116)	131,407
Inventories	—	106,613	7,073	—	113,686
Prepaid expenses and other	802	8,402	408	—	9,612

Total current assets	53,648	250,717	15,668	(18,116)	301,917

Property, Plant and Equipment—net	16	221,482	14,384	—	235,882

Other assets:
Goodwill	—	515,238	3,026	—	518,264
Intangibles and other assets	14,852	234,569	2,410	(15,458)	236,373
Investment in subsidiaries	917,399	(6,679)	—	(910,720)	—

	932,251	743,128	5,436	(926,178)	754,637

Total assets	$985,915	$1,215,327	$35,488	$(944,294)	$1,292,436

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$1,218	$1,096	$1,357	$—	$3,671
Accounts payable	79	82,839	12,990	(18,116)	77,792
Accrued liabilities	16,995	67,580	1,617	—	86,192

Total current liabilities	18,292	151,515	15,964	(18,116)	167,655
Long-term debt, less current maturities	618,454	22,507	30,368	(23,208)	648,121
Deferred income taxes	(19,908)	127,426	(168)	130	107,480
Other long-term liabilities	21,274	42	61	—	21,377
Shareholder’s equity	347,803	913,837	(10,737)	(903,100)	347,803

Total liabilities and shareholder’s equity	$985,915	$1,215,327	$35,488	$(944,294)	$1,292,436

Condensed Consolidating Balance Sheets

December 31, 2006

(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$20,727	$—	$849	$—	$21,576
Accounts receivable, less allowances	4,278	110,775	7,065	(16,813)	105,305
Inventories	—	93,480	9,940	—	103,420
Prepaid expenses and other	538	7,393	270	—	8,201

Total current assets	25,543	211,648	18,124	(16,813)	238,502

Property, Plant and Equipment—net	24	244,070	14,969	—	259,063

Other assets:
Goodwill	—	518,409	3,026	—	521,435
Intangibles and other assets	17,836	242,225	2,410	(17,708)	244,763
Investment in subsidiaries	923,218	(7,452)	—	(915,766)	—

	941,054	753,182	5,436	(933,474)	766,198

Total assets	$966,621	$1,208,900	$38,529	$(950,287)	$1,263,763

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$—	$—	$837	$—	$837
Accounts payable	265	73,023	15,753	(16,795)	72,246
Accrued liabilities	19,398	65,853	1,810	—	87,061

Total current liabilities	19,663	138,876	18,400	(16,795)	160,144
Long-term debt, less current maturities	615,064	22,536	27,581	(20,224)	644,957
Deferred income taxes and other	(9,152)	126,768	—	—	117,616
Deferred compensation	16,252	—	—	—	16,252
Shareholder’s equity	324,794	920,720	(7,452)	(913,268)	324,794

Total liabilities and shareholder’s equity	$966,621	$1,208,900	$38,529	$(950,287)	$1,263,763

Condensed Consolidating Statements of Earnings

Three months ended September 30, 2007

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$374,408	$17,863	$(11,160)	$381,111
Cost of sales	—	313,468	15,676	(11,160)	317,984

Gross profit	—	60,940	2,187	—	63,127
Selling, general and administrative expenses	2,733	36,123	1,173	(1,924)	38,105
Plant closing expenses	—	—	1,293	—	1,293

Operating profit (loss)	(2,733)	24,817	(279)	1,924	23,729
Interest expense, net	12,366	(234)	512	—	12,644
Other expense (income)	(1,924)	—	—	1,924	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(13,175)	25,051	(791)	—	11,085
Equity in earnings (loss) of subsidiaries	15,936	(749)	—	(15,187)	—

Earnings (loss) before income taxes	2,761	24,302	(791)	(15,187)	11,085
Income tax expense (benefit)	(4,442)	8,366	(42)	—	3,882

Net earnings (loss)	$7,203	$15,936	$(749)	$(15,187)	$7,203

Condensed Consolidating Statements of Earnings

Three months ended September 30, 2006

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$300,150	$13,434	$(4,644)	$308,940
Cost of sales	—	243,614	11,316	(4,644)	250,286

Gross profit	—	56,536	2,118	—	58,654
Selling, general and administrative expenses	4,763	30,162	1,437	(1,123)	35,239

Operating profit (loss)	(4,763)	26,374	681	1,123	23,415
Interest expense, net	13,299	(85)	471	—	13,685
Other expense (income)	(1,123)	—	—	1,123	—

Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(16,939)	26,459	210	—	9,730
Equity in earnings (loss) of subsidiaries	14,998	289	—	(15,287)	—

Earnings (loss) before income taxes and equity in losses of unconsolidated subsidiary	(1,941)	26,748	210	(15,287)	9,730
Income tax expense (benefit)	(5,843)	9,153	(79)	—	3,231

Earnings (loss) before equity in losses of unconsolidated subsidiary	3,902	17,595	289	(15,287)	6,499
Equity in losses of unconsolidated subsidiary	—	2,597	—	—	2,597

Net earnings (loss)	$3,902	$14,998	$289	$(15,287)	$3,902

Condensed Consolidating Statements of Earnings

Nine months ended September 30, 2007

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$1,046,406	$47,630	$(37,051)	$1,056,985
Cost of sales	—	874,743	43,428	(37,051)	881,120

Gross profit	—	171,663	4,202	—	175,865
Selling, general and administrative expenses	7,857	105,908	3,346	(5,448)	111,663
Plant closing expenses	—	—	1,525	—	1,525

Operating profit (loss)	(7,857)	65,755	(669)	5,448	62,677
Interest expense, net	38,534	(546)	1,421	—	39,409
Other expense (income)	(5,448)	—	—	5,448	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(40,943)	66,301	(2,090)	—	23,268
Equity in earnings (loss) of subsidiaries	42,078	(2,070)	—	(40,008)	—

Earnings (loss) before income taxes	1,135	64,231	(2,090)	(40,008)	23,268
Income tax expense (benefit)	(13,718)	22,153	(20)	—	8,415

Net earnings (loss)	$14,853	$42,078	$(2,070)	$(40,008)	$14,853

Condensed Consolidating Statements of Earnings

Nine months ended September 30, 2006

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$888,090	$41,146	$(13,992)	$915,244
Cost of sales	—	721,604	38,378	(13,992)	745,990

Gross profit	—	166,486	2,768	—	169,254
Selling, general and administrative expenses	9,713	94,300	4,036	(4,121)	103,928

Operating profit (loss)	(9,713)	72,186	(1,268)	4,121	65,326
Interest expense, net	37,686	(145)	1,408	—	38,949
Other expense (income)	(4,121)	—	—	4,121	—

Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(43,278)	72,331	(2,676)	—	26,377
Equity in earnings (loss) of subsidiaries	42,562	(1,381)	—	(41,181)	—

Earnings (loss) before income taxes and equity in losses of unconsolidated subsidiary	(716)	70,950	(2,676)	(41,181)	26,377
Income tax expense (benefit)	(15,280)	25,675	(1,295)	—	9,100

Earnings (loss) before equity in losses of unconsolidated subsidiary	14,564	45,275	(1,381)	(41,181)	17,277
Equity in losses of unconsolidated subsidiary	—	2,713	—	—	2,713

Net earnings (loss)	$14,564	$42,562	$(1,381)	$(41,181)	$14,564

Condensed Consolidating Statements of Cash Flows

Nine months ended September 30, 2007

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Net cash (used in) provided by operating activities	$22,789	$23,511	$1,679	$47,979
Cash flows from investing activities:
Capital expenditures	—	(21,147)	(183)	(21,330)
Other assets	(7)	(92)	—	(99)

Net cash used in investing activities	(7)	(21,239)	(183)	(21,429)
Cash flows from financing activities:
Payments on long-term debt	—	(325)	(1,257)	(1,582)
Payments on stock options exercised/share repurchases	(66)	—	—	(66)
Investment from parent	500	—	—	500
Investment in subsidiaries	1,947	(1,947)	—	—

Net cash provided by (used in) financing activities	2,381	(2,272)	(1,257)	(1,148)
Effect of exchange rate changes on cash	—	—	234	234

Net increase in cash and equivalents	25,163	—	473	25,636
Cash and equivalents at beginning of period	20,727	—	849	21,576

Cash and equivalents at end of period	$45,890	$—	$1,322	$47,212

Supplemental Disclosures:
Non-cash industrial revenue bond guarantees	$—	$6,000	$—	$6,000

Condensed Consolidating Statements of Cash Flows

Nine months ended September 30, 2006

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Net cash provided by operating activities	$6,647	$20,181	$1,597	$28,425
Cash flows from investing activities:
Capital expenditures	(10)	(21,686)	(435)	(22,131)
Other assets	(101)	3	—	(98)

Net cash used in investing activities	(111)	(21,683)	(435)	(22,229)
Cash flows from financing activities:
Payments on long-term debt	(1,350)	—	(1,985)	(3,335)
Investment in subsidiaries	(2,420)	1,502	918	—

Net cash provided by (used in) financing activities	(3,770)	1,502	(1,067)	(3,335)
Effect of exchange rate changes on cash	—	—	38	38

Net increase in cash and equivalents	2,766	—	133	2,899
Cash and equivalents at beginning of period	41,153	—	1,026	42,179

Cash and equivalents at end of period	$43,919	$—	$1,159	$45,078

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a producer and distributor of specialty egg products to the foodservice, retail and food ingredient markets. We are also a producer and distributor of refrigerated potato products to the foodservice and retail grocery markets. Additionally, we distribute refrigerated food items, primarily cheese and other dairy products, to the retail grocery market, predominantly in the central United States. We focus our growth efforts on the specialty sectors within our food categories and strive to be a market leader in product innovation and low-cost production. We have a strategic focus on value-added processing of food products which is designed to capitalize on key food industry trends, such as (i) the desire for improved safety and convenience, (ii) the focus by foodservice operators on reducing labor and waste, and (iii) the growing trend toward food consumption away from home. We believe our operational scale, product breadth and geographic scope make us an attractive and important strategic partner for our larger customers.

Commodities and Product Pricing

The principal market risks to which we are exposed that may adversely affect our results of operations and financial position include changes in future commodity prices and interest rates. We seek to minimize or manage these market risks through normal operating and financing activities and with commodity contracts and interest rate swap agreements, where practicable. We do not trade or use instruments with the objective of earning financial gains on the commodity price or interest rate fluctuations, nor do we use instruments where there are not underlying exposures.

The profit margins we earn on many of our products are sensitive to changes in commodity prices. Generally, 70-75% of the Egg Products Division’s annual net sales come from higher value-added egg products, such as extended shelf-life liquid and precooked products, with the remainder coming from products mainly used in the food ingredients market, or shell eggs. Gross profit margins for higher value-added egg products are generally less sensitive to commodity price fluctuations, such as grains used for hen feed and certain externally sourced eggs, than are other egg products or shell eggs; however, we are unable to adjust product pricing for these products as quickly as we are for other egg products and shell eggs when our costs change. Margins for our food ingredient egg products and shell eggs are more commodity price-sensitive than are higher value-added product sales. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg pricing, which is generally indicative of the price trend for external eggs we purchase to convert into liquid, and which often foretells market pricing for an array of egg products, was approximately 111% higher in the first nine months of 2007 than in the comparable 2006 period (as measured by Urner Barry Publications). Feed costs, determined largely by corn and soybean meal prices, increased approximately 48% year-over-year in the 2007 period.

Crystal Farms derives 80% to 90% of its net sales from refrigerated products produced by others, thereby somewhat reducing the effects of commodity price swings. However, a majority of the 80% to 90% of net sales represents cheese and butter, and the costs for both fluctuate with national dairy markets. Time lags between cost changes for these lines and wholesale/retail pricing changes can result in significant margin expansion or compression. The national cheese market has exhibited notable strength in 2007, with block cheese prices up 59% in the third quarter of 2007 and 37% for the first nine months of 2007, year-over-year. Apart from sales from refrigerated products, the balance of Crystal Farms’ sales are mainly from shell eggs, some of which are produced by the Egg Products Division, sold on a distribution, or non-commodity, basis.

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

Results of Operations

Readers are directed to Note G—Business Segments for data on the unaudited financial results of our business segments for the three and nine month periods ended September 30, 2007.

Three Months Ended September 30, 2007 as Compared to Three Months Ended September 30, 2006

Net Sales. Net sales for the three months ended September 30, 2007 increased $72.2 million, or 23%, to $381.1 million from $308.9 million for the three months ended September 30, 2006. The increased sales reflected increased volumes and higher market-related pricing.

Egg Products Division Net Sales. Egg Products Division external net sales for the three months ended September 30, 2007 increased $49.9 million, or 23%, to $266.5 million from $216.6 million for the three months ended September 30, 2006. External net sales in the 2007 period increased for all of our egg products categories, with the food ingredient product lines showing the strongest increase, as compared to the 2006 period. Unit sales in the 2007 period increased for all categories, other than short shelf-life liquid, with overall unit sales up 1% from 2006 period levels. Unit sales of higher value-added lines rose by over 5% in the 2007 period as compared to the 2006 period, paced by strong sales of extended shelf-life liquid eggs. Year-over-year pricing improved for all product lines, with significant gains seen in food ingredient egg products, reflecting higher market-related pricing.

Crystal Farms Net Sales. Crystal Farms external net sales for the three months ended September 30, 2007 increased $21.3 million, or 34%, to $84.5 million from $63.2 million for the three months ended September 30, 2006. This increase was due primarily to a significantly higher market price for cheese, along with the addition of a national account. Additionally, shell egg sales increased 66% in the 2007 period due to sharply higher market prices. Unit sales for distributed products (excluding shell eggs) increased 11% in the 2007 period as compared to the 2006 period, reflecting a rise in private label cheese volumes.

Potato Products Division Net Sales. Potato Products Division external net sales for the three months ended September 30, 2007 increased $0.8 million, or 3%, to $30.0 million from $29.2 million for the three months ended September 30, 2006. Unit sales increased 2% in the 2007 period, as compared to 2006 period levels. Foodservice and retail unit sales both increased slightly in the 2007 period as compared to 2006 period levels. Pricing in the 2007 period was higher for retail items as compared to 2006 period levels, but declined slightly for certain key foodservice items.

Gross Profit. Gross profit for the three months ended September 30, 2007 increased $4.4 million, or 8%, to $63.1 million from $58.7 million for the three months ended September 30, 2006. Sales growth caused the 2007 period gross profit increase. Our gross profit margin decreased to 16.6% in the 2007 period as compared to 19.0% in the 2006 period. The lower gross profit margin reflected a decreased gross profit margin in the Egg Products Division, reflecting increased egg costs which we were unable to fully pass-through to our foodservice customers in a timely manner. Somewhat offsetting this gross margin pressure was a notably positive gross margin contribution from food ingredient egg products compared to margins from these products in the 2006 period. Gross margins also declined significantly in the 2007 period for the key branded cheese business of Crystal Farms, reflecting the rapid rise of domestic cheese costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2007 increased $2.9 million, or 8%, to $38.1 million from $35.2 million for the three months ended September 30, 2006. The increase is due to increases in our incentive accrual and selling and marketing costs, the latter coinciding with the increase in our net sales. The 2006 period included a one-time expense of approximately $3.0 million for severance paid to the estate of our deceased former President. Selling, general and administrative expenses decreased to 10.0% of net sales in the 2007 period compared with 11.4% for the 2006 period, reflecting the significant sales growth.

Plant Closing Expenses. In March 2007 we closed our plant in St. Marys, Ontario. In September 2007 we recorded additional asset impairment charges on plant assets of $1.3 million related to plant equipment write-offs.

Operating Profit. Operating profit for the three months ended September 30, 2007 increased $0.3 million, or approximately 1%, to $23.7 million from $23.4 million for the three months ended September 30, 2006. Our operating profit margin decreased to 6.2% in the 2007 period from 7.6% in the 2006 period due to the decline in gross profit margin noted above.

Egg Products Division Operating Profit. Egg Products Division operating profit for the three months ended September 30, 2007 increased $1.7 million, or 9%, to $20.3 million from $18.6 million for the three months ended September 30, 2006. Operating profits decreased for our higher value-added lines overall, with food ingredient egg products showing operating profits versus losses year-over-year. For the Division’s core higher value-added products, sold mainly in the foodservice channel, we experienced significantly higher ingredient costs, mainly from internal and external eggs, which could not, in many cases, be readily passed-through to customers in a timely manner.

Crystal Farms Operating Profit. Crystal Farms operating profit for the three months ended September 30, 2007 decreased $2.7 million, or 62%, to $1.7 million from $4.4 million for the three months ended September 30, 2006. Operating profits for our key product line, branded cheese, decreased significantly in the 2007 period, as compared to the 2006 period, due to historically high cheese costs and normal delays in adjusting prices to our retail and wholesale grocery customers.

Potato Products Division Operating Profit. Potato Products Division operating profit for the three months ended September 30, 2007 decreased $0.7 million, or 14%, to $4.4 million from $5.1 million for the three months ended September 30, 2006. Much of the 2007 period decrease was within the foodservice channel and resulted from lower pricing, higher raw material costs and reduced processing yields affecting gross profit margins.

Equity in Losses of Unconsolidated Subsidiary. The 2006 period loss of $2.6 million relates to our Belgian joint venture and included a $1.8 million valuation allowance on the investment in the joint venture. We wrote the investment off in September 2006.

Interest Expense and Income Taxes. Net interest expense decreased by approximately $1.0 million in the 2007 period compared to the 2006 period, reflecting reduced interest rates and a reduction in interest due to a $60 million voluntary debt repayment in the fourth quarter of 2006. This decrease was somewhat offset by additional amortization of debt issuance costs. Our effective tax rate on earnings before income taxes and equity in losses of unconsolidated subsidiary was 35.0% in the 2007 period compared to 33.2% in the 2006 period. The effective rate was affected by the amount of permanent differences between book and taxable income, including the qualified production activities deduction created by The American Jobs Creation Act of 2004. Additionally, the rate for 2007 was affected by the increase in the valuation allowance associated with one of our foreign subsidiaries.

Nine Months Ended September 30, 2007 as Compared to Nine Months Ended September 30, 2006

Net Sales. Net sales for the nine months ended September 30, 2007 increased $141.8 million, or 15.5%, to $1,057.0 million from $915.2 million for the nine months ended September 30, 2006. The increased sales reflected increased volumes and higher market-related pricing.

Egg Products Division Net Sales. Egg Products Division external net sales for the nine months ended September 30, 2007 increased $102.1 million, or 16%, to $739.2 million from $637.1 million for the nine months ended September 30, 2006. External net sales in the 2007 period increased for all of our egg products categories, with certain food ingredient product lines showing the strongest gains, as compared to the 2006 period. Unit sales increased for most categories, with overall 2007 period unit sales up 2% from 2006 period levels. Year-over-year pricing improved for all lines, with significant gains seen in food ingredient egg products, reflecting higher market-related pricing.

Crystal Farms Net Sales. Crystal Farms external net sales for the nine months ended September 30, 2007 increased $35.0 million, or 18%, to $231.1 million from $196.1 million for the nine months ended September 30, 2006. This increase was due primarily to a higher market price for cheese, along with the addition of a national account. Additionally, shell egg sales increased 36% in the 2007 period due to sharply higher market prices. Unit sales for distributed products (excluding shell eggs) increased 6% in the 2007 period as compared to the 2006 period, mainly reflecting a rise in private label cheese and bagel sales volumes.

Potato Products Division Net Sales. Potato Products Division external net sales for the nine months ended September 30, 2007 increased $4.6 million, or 6%, to $86.6 million from $82.0 million for the nine months ended September 30, 2006. Unit sales increased 3% in the 2007 period as compared to 2006 period levels. Net sales and unit sales increased in the 2007 period in both the foodservice and retail trade channels. Pricing in the retail trade channel was higher in the 2007 period than in the 2006 period, but declined slightly in the foodservice channel.

Gross Profit. Gross profit for the nine months ended September 30, 2007 increased $6.6 million, or 4%, to $175.9 million from $169.3 million for the nine months ended September 30, 2006. Sales growth caused the 2007 period gross profit increase. Our gross profit margin decreased to 16.6% compared to 18.5% in the same period in 2006. The lower gross profit margin reflected a decreased gross profit margin in the Egg Products Division, reflecting increased egg costs which we were unable to fully pass-through to our foodservice customers in a timely manner. Somewhat offsetting this gross margin pressure was a notably positive gross margin contribution from food ingredient egg products as compared to margins from these products in the 2006 period. Gross margins also declined in the 2007 period for the key branded cheese business of Crystal Farms, reflecting the rapid rise of domestic cheese costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2007 increased $7.8 million, or 7%, to $111.7 million from $103.9 million for the nine months ended September 30, 2006. The increase was mainly due to increases in the incentive accrual and selling and marketing costs, the latter coinciding with the increase in our net sales. The 2006 period included a one-time expense of $3.0 million for severance paid to the estate of our deceased former President. Selling, general and administrative expenses decreased to 10.6% of net sales in the 2007 period compared with 11.4% for the 2006 period, reflecting the significant sales growth.

Plant Closing Expenses. In March 2007 we closed our plant in St. Marys, Ontario. During the nine months ended September 30, 2007 we recorded $0.2 million of severance costs and $1.3 million of asset impairment charges related to plant equipment write-offs.

Operating Profit. Operating profit for the nine months ended September 30, 2007 decreased $2.6 million, or approximately 4%, to $62.7 million from $65.3 million for the nine months ended September 30, 2006. Our operating profit margin decreased to 5.9% in the 2007 period from 7.1% in the 2006 period due to the decline in gross profit margin noted above.

Egg Products Division Operating Profit. Egg Products Division operating profit for the nine months ended September 30, 2007 decreased $0.1 million, or 0.1%, to $50.0 million from $50.1 million for the nine months ended September 30, 2006. Operating profits decreased for all higher value-added lines, with food ingredient egg products showing operating profits versus significant losses year-over-year. For the Division’s core higher value-added products, sold mainly in the foodservice channel, we experienced significantly higher ingredient costs, mainly from internal and external eggs, which could not, in many cases, be readily passed-through to customers in a timely manner.

Crystal Farms Operating Profit. Crystal Farms operating profit for the nine months ended September 30, 2007 decreased $3.6 million, or 30%, to $8.5 million from $12.1 million for the nine months ended September 30, 2006. Operating profits for our key product line, branded cheese, decreased in the 2007 period, as compared to the 2006 period, due to historically high cheese costs and normal delays in adjusting prices to our retail and wholesale grocery customers.

Potato Products Division Operating Profit. Potato Products Division operating profit for the nine months ended September 30, 2007 decreased $0.7 million, or 6%, to $12.1 million from $12.8 million for the nine months ended September 30, 2006. Much of the 2007 period decrease was within the foodservice channel and resulted from lower pricing, higher raw material costs and reduced processing yields affecting gross profit margins.

Equity in Losses of Unconsolidated Subsidiary. The 2006 period loss of $2.7 million relates to our Belgian joint venture and included a $1.8 million valuation allowance on the investment in the joint venture. We wrote the investment off in September 2006.

Interest Expense and Income Taxes. Net interest expense increased by approximately $0.5 million in the 2007 period compared to the 2006 period, reflecting additional amortization of debt issuance costs. Our effective tax rate on earnings before equity in losses of unconsolidated subsidiary was 36.2% in the 2007 period compared to 34.5% in the 2006 period. The effective rate was affected by the amount of permanent differences between book and taxable income, including the qualified production activities deduction created by The American Jobs Creation Act of 2004. Additionally, the rate for 2007 was affected by the increase in the valuation allowance associated with one of our foreign subsidiaries.

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

Cash flow provided by operating activities was $48.0 million for the nine months ended September 30, 2007, compared to $28.4 million in the 2006 period. Our cash flows used in investing activities decreased to $21.4 million for the nine months ended September 30, 2007 from $22.2 million for the 2006 period. Cash flows from financing activities included payments on long-term debt and the investment by our new Chief Executive Officer-Elect, President and Chief Operating Officer in equity securities of Michael Foods Investors, LLC (our ultimate parent entity). We relied on internally generated funds for our capital requirements.

We continue to have substantial annual cash interest expense. Our senior credit facility requires us to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the senior credit facility and the indenture relating to the 8% senior subordinated notes due 2013 contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in these agreements. Our failure to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on our results of operations, financial position and cash flow. In general, the debt covenants limit our discretion in the operation of our businesses. We were in compliance with all of the covenants under the senior credit facility and the indenture as of September 30, 2007.

The following is a calculation of our minimum interest coverage and maximum leverage ratios under our senior credit facility for the twelve-month periods ended September 30, 2007 and 2006. The terms and related calculations are defined in our senior credit facility, which agreement and amendments thereto were included as Exhibit 10.1 of our registration statement on Form S-4 (Registration No. 333-112714) as filed with the Commission on February 11, 2004, as Exhibit 10.33 to our current report on Form 8-K as filed with the Commission on September 22, 2004 and as Exhibit 10.1 to our current report on Form 8-K as filed with the Commission on May 18, 2005.

	Twelve Months Ended September 30,
	2007		2006
	(Unaudited, in thousands)
Calculation of Interest Coverage Ratio:
Consolidated EBITDA (1)	$175,261		$179,706
Consolidated Cash Interest Expense (2)	51,327		51,195
Actual Interest Coverage Ratio (Ratio of consolidated EBITDA to consolidated interest expense)	3.41	x	3.51	x
Minimum Permitted Interest Coverage Ratio	2.50	x	2.25	x
Calculation of Leverage Ratio:
Funded Indebtedness (3)	$664,470		$720,133
Less: Cash and equivalents	(47,212)		(45,078)

Funded Indebtedness, net of cash	617,258		675,055
Consolidated EBITDA (1)	175,261		179,706
Actual Leverage Ratio (Ratio of funded indebtedness less cash and equivalents to consolidated EBITDA)	3.52	x	3.76	x
Maximum Permitted Leverage Ratio	4.50	x	5.00	x

(1)	Consolidated EBITDA (earnings before interest expense, taxes, depreciation and amortization) is defined in our senior credit facility as follows:

	Twelve Months Ended September 30,
	2007	2006
	(Unaudited, in thousands)
Net earnings	$19,444	$29,060
Interest expense, excluding amortization of debt issuance costs	49,912	49,911
Amortization of debt issuance costs	6,592	1,587
Income tax expense	15,609	8,754
Depreciation and amortization	75,467	73,943
Equity sponsor management fee	1,763	1,855
Expenses related to industrial revenue bonds guaranteed by certain of our subsidiaries	991	989
Other (a)	6,246	12,131

	176,024	178,230
minus: Unrealized gains (losses) on swap contracts	763	(1,476)

Consolidated EBITDA, as defined in our senior credit facility	$175,261	$179,706

(a)	Reflects the following:

	Twelve Months Ended September 30,
	2007	2006
	(Unaudited, in thousands)
Equity in losses of unconsolidated subsidiaries	$—	$2,457
Losses (gains) from the disposition of assets not in the ordinary course of business	4,178	(214)
Non-cash compensation	1,451	1,767
Debt extinguishment expenses which do not represent a cash item	—	4,134
Letter of credit fees	139	139
Other non-recurring charges	478	3,848

	$6,246	$12,131

(2)	Consolidated cash interest expense, as calculated in our senior credit facility, was as follows:

	Twelve Months Ended September 30,
	2007	2006
	(Unaudited, in thousands)
Interest expense, net	$56,388	$50,918
Interest income	1,531	1,864

Gross interest expense	57,919	52,782
minus:
Amortization of debt issuance costs	6,592	1,587

Consolidated cash interest expense	$51,327	$51,195

(3)	Funded indebtedness was as follows:

	September 30,
	2007	2006
	(Unaudited, in thousands)
Term loan facility	$477,300	$538,650
8% senior subordinated notes	150,000	150,000
Insurance bonds	470	405
Guarantee obligations (see debt guarantees described below)	21,106	15,788
Capital leases	5,768	6,036
Standby letters of credit (primarily with our casualty insurance carrier)	7,027	6,469
Funded indebtedness of Trilogy Egg Products, Inc.	2,749	2,735
Other	50	50

	$664,470	$720,133

We use EBITDA as a measurement of our financial results because we believe it is indicative of the relative strength of our operating performance, it is used to determine incentive compensation levels and it is a key measurement contained in the financial covenants of our senior indebtedness.

As of September 30, 2007, approximately $477.3 million was outstanding under the senior credit facility, and additional capacity of approximately $7.0 million was used under our $100 million revolving line of credit for outstanding letters of credit. The weighted average interest rate for our borrowings under the senior credit facility was approximately 7.4% at September 30, 2007. Given our business trends and cash flow forecast, we do not anticipate any use of the revolving line of credit in the near future, except for letters of credit purposes. However, it is possible that one or more acquisitions could arise, which could result in much, or all, of the revolving line of credit being utilized at some point.

We have guaranteed, through our Waldbaum subsidiary, the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of three municipalities where we have food processing facilities. The repayment of these bonds is funded through the wastewater treatment charges paid by us to the three municipalities. However, should those charges not be sufficient to fund the bond payments as they become due, we have agreed to pay any shortfall. In May 2007, a $6.0 million bond financing was completed by one of the three municipalities, the City of Wakefield, Nebraska, at an annual interest rate of 8.2159%, with such proceeds to be used for the completion of construction of the wastewater treatment facility. The wastewater treatment facility is expected to be operational in early 2008. We have guaranteed the principal and interest payments related to these bonds, which mature September 15, 2017. These bonds along with the original $10.25 million guaranteed in September 2005, are included in current maturities of long-term debt and long-term debt. The remaining principal balance for all guaranteed bonds at September 30, 2007 was approximately $21.1 million.

Our parent, M-Foods Holdings, Inc., has outstanding 9.75% senior discount notes due October 1, 2013. The accreted balance of these notes as of September 30, 2007 was $133.6 million. As a wholly-owned subsidiary of M-Foods Holdings, Inc., we are responsible for servicing these notes.

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

We invested approximately $21.3 million in capital expenditures in the nine months ended September 30, 2007. We plan to spend approximately $41 million in total capital expenditures for 2007, which has been, or will be, used to expand capacity for higher value-added egg and potato products, maintain existing production facilities, replace tractors and trailers, and upgrade information technology systems, among other projects. We expect to fund this spending from operating cash flows.

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

Subject to market conditions and other factors, we and/or our subsidiaries, affiliates and/or significant direct or indirect shareholders from time to time may repurchase or purchase, as the case may be, all or a portion of our senior subordinated notes, in privately negotiated or open market transactions, by tender offer or otherwise. No assurance can be given as to whether or when, or at what prices, such repurchases or purchases may occur. Any such repurchases by us and/or our subsidiaries would be limited by certain restrictions found in our credit agreement and in the indenture governing the subordinated notes.

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

There was no material change in our market risk during the nine months ended September 30, 2007. For additional information regarding our market risk, please refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2007. Based on these evaluations, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

b. Changes in internal controls

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In May 2006 Feesers, Inc. brought suit against us and Sodexho, Inc. alleging violation of the Robinson-Patman Act. We prevailed in summary judgment. A filing by the United States Court of Appeals for the Third Circuit on August 14, 2007 reversed the summary judgment decision, remanding the matter back to the United States District Court for the Middle District of Pennsylvania. A trial is scheduled for January 2008.

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

MICHAEL FOODS, INC.

Date: November 13, 2007	By:	/s/ GREGG A. OSTRANDER
Gregg A. Ostrander (Chairman and Chief Executive Officer)

	By:	/s/ JOHN D. REEDY
John D. Reedy (Executive Vice President and Chief Financial Officer)