Form 10-K
period 2007-12-29
MICHAEL FOODS INC/NEW
filed 2008-03-24
CIK 1278679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No

The registrant’s common stock is not publicly traded. There were 3,000 shares of the registrant’s common stock outstanding as of March 24, 2008.

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

General

Michael Foods, Inc. and its subsidiaries (together, the “Company,” “we,” “us,” and “our”) is a diversified producer and distributor of food products in three areas—egg products, cheese and other dairy case products and potato products. We believe, through our Egg Products Division, we are the largest producer of processed egg products in North America. Our Crystal Farms Division distributes a broad line of refrigerated grocery products to retail grocery outlets, including cheese, shell eggs, bagels, butter, margarine, muffins, potato products and ethnic foods. Our Potato Products Division processes and distributes refrigerated potato products sold to the foodservice and retail grocery markets in the United States. Please see Note J to our consolidated financial statements for additional information about our business segments.

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

Egg Products Division

The Egg Products Division, comprised of our wholly-owned subsidiaries M. G. Waldbaum Company (“Waldbaum”), Papetti’s Hygrade Egg Products, Inc. (“Papetti’s”), Abbotsford Acquisition Corp., MFI Food Canada, Ltd. and our majority owned subsidiary Trilogy Egg Products, Inc., produces, processes and distributes numerous egg products and shell eggs. Collectively, the entities are also referred to as the Michael Foods Egg Products Company. We believe that our Egg Products Division is the largest egg products producer and the fourth largest egg producer in North America. Principal value-added egg products are ultrapasteurized, extended shelf-life liquid eggs (“Easy Eggs®” and “Excell”), egg white-based egg substitutes (“Better ‘n Eggs®” and “All Whites®”), and hardcooked and precooked egg products (“Table Ready®”). Other egg products include frozen, liquid and dried egg whites, yolks and whole eggs. We believe our Egg Products Division is the largest supplier of extended shelf-life liquid eggs, precooked egg patties and omelets, dried eggs and hardcooked eggs in North America and is a leading supplier of frozen and liquid whole eggs, whites and yolks.

Our Egg Products Division distributes its egg products to food processors and foodservice customers primarily throughout North America, with some international sales in the Far East, South America and Europe. The largest selling product line within the Division, which is extended shelf-life liquid eggs, and other egg products are marketed to a wide variety of foodservice and food ingredients customers. The Division also is a leading supplier of egg white-based egg substitutes sold in the U.S. retail and foodservice markets. Most of the Division’s annual shell egg sales are made to our Crystal Farms Division.

In 2007, the Division derived approximately 98% of net sales from egg products, with 2% of net sales coming from shell eggs. Pricing for shell eggs and certain egg products in the United States and Canada reflects levels reported by Urner Barry Spot Egg Market Quotations (“Urner Barry”), a recognized industry publication. Prices of certain higher value-added products, such as extended shelf-life liquid eggs, egg substitutes, and hardcooked and precooked egg products typically are not significantly affected by Urner Barry quoted price levels. Generally, 70-75% of the Egg Products Division’s annual net sales come from higher value-added egg products, such as extended shelf-life liquid and precooked products, with the remainder coming from products mainly used in the food ingredients market, or shell eggs. Prices for the Division’s other products, including short shelf-life liquid, certain dried and frozen products and, particularly, shell eggs, are significantly affected by market prices as reported by Urner Barry.

In 2007, approximately 30% of the Division’s egg needs were satisfied by production from our owned hens, with the balance being purchased under third-party egg procurement contracts and in the spot market. The cost of eggs from our owned facilities is largely dependent upon the cost of feed. Additionally, for an increasing proportion of eggs purchased under third-party egg procurement contracts, the egg cost is determined by the cost of feed, as the contracts are priced using a formula based upon the underlying feed costs. For the remaining portion of eggs purchased under third-party egg procurement contracts and for eggs purchased in the spot market, the egg cost is determined by normal market forces. Such costs are largely determined by reference to Urner Barry quotations. Historically, feed costs have generally been less volatile than have egg market prices, and internally produced eggs generally have been lower in cost than externally sourced eggs. Key feed costs, such as corn and soybean meal costs, are partially hedged through the use of futures and other purchase contracts. There is no market mechanism for hedging egg prices.

The Division has endeavored to moderate the effects of egg market commodity factors through an emphasis on value-added products. Further, the Division attempts to match market-affected egg sourcing with the production of egg products whose selling prices are also market-affected, and cost-affected egg sourcing, as best can be managed, with higher value-added products priced over longer terms, generally 6-12 months. The former allows the Division to typically realize a modest processing margin on such sales, even though there are notable commodity influences on both egg sourcing costs and egg products pricing, with each changing as frequently as daily. Shell eggs are essentially a commodity and are sold based upon reported egg prices. Egg prices are significantly influenced by modest shifts in supply and demand. Pricing of shell eggs is also typically affected by seasonal demand related to increased consumption during holiday periods.

The Division’s principal egg processing plants are located in New Jersey, Minnesota, Nebraska, Pennsylvania, Iowa, Wisconsin and Manitoba. We closed a plant in St. Marys, Ontario in late March 2007 (see Note G to our consolidated financial statements for more information). Certain of the Division’s facilities are fully integrated from the production and maintenance of laying flocks through the processing of egg products. Fully automated laying barns, housing approximately 11,500,000 producing hens, are located in Nebraska, Minnesota and South Dakota. Approximately 1,700,000 of these hens are housed in contract facilities. Major laying facilities also maintain their own grain and feed storage facilities. Further, the production of approximately 18,000,000 hens is under long-term supply agreements, with an additional 14,000,000 hens under shorter-term agreements. The Division also maintains facilities with approximately 3,000,000 pullets located in Nebraska and Minnesota.

Crystal Farms Division

Our Crystal Farms Division, comprised of our wholly-owned subsidiaries Crystal Farms Refrigerated Distribution Company and Wisco Farm Cooperative, distributes a wide range of refrigerated grocery products directly to retailers and wholesale warehouses. We believe that the Division’s strategy of offering quality branded products at a good value relative to national brands has contributed to the Division’s growth. These distributed refrigerated products, which consist principally of cheese, shell eggs, bagels, butter, margarine, muffins, potato products and ethnic foods, are supplied by various vendors, or our other divisions, to the Division’s specifications. Cheese accounted for approximately 69% of the Division’s 2007 sales. While we do not produce cheese, we operate a cheese packaging facility in Lake Mills, Wisconsin, which processes and packages various cheese products for our Crystal Farms brand cheese business and for various private label customers.

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

Potato Products Division

Refrigerated potato products are produced and sold by our wholly-owned subsidiaries Northern Star Co. (“Northern Star”) and Farm Fresh Foods, Inc. (“Farm Fresh”) to both the foodservice and retail markets. This division’s products consist of shredded hash browns and diced, sliced, mashed and other specialty potato products. In 2007, approximately 53% of the Potato Products Division’s net sales were to the foodservice market, with the balance to the retail market.

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

Sales, Marketing and Customer Service

Each of our three divisions has developed a marketing strategy which emphasizes high quality products and customer service. Michael Foods Sales, an internal sales group, coordinates the foodservice sales of the Egg Products and Potato Products Divisions, primarily for national and regional accounts, and is supported by a centralized order entry and customer service staff. A group of foodservice brokers is used by Michael Foods Sales to supplement its internal sales efforts. Furthermore, the Egg Products Division maintains a small sales group which handles certain food ingredient egg product sales. During 2007 the sales activities related to our nationally branded egg and potato retail products were combined with that of the Crystal Farms Division’s direct sales and broker activities to affect a more efficient selling effort. Our foodservice marketing staff executes egg products and potato products marketing plans in the foodservice market. A separate retail marketing staff executes plans for national retail egg and potato products brands and Crystal Farms, utilizing additional resources from outside marketing and advertising agencies and consultants as needed.

The Crystal Farms Division’s internal and external sales personnel obtain orders from retail stores for next day delivery, and warehouse accounts for delivery usually within 14 days. This Division’s marketing efforts are primarily focused on in-store, co-op, and select media advertising programs, which are executed with grocers on a market-by-market basis.

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

The Crystal Farms Division has customer relationships with large food store chains that rely on us to deliver a variety of dairy case products in a timely and efficient manner. In 2007, the Division served over 10,000 retail locations, inclusive of stores receiving products through warehouse delivery. SUPERVALU, the food industry’s largest distributor, is Crystal Farms’ largest customer. In 2007, sales to warehouse operations of SUPERVALU and SUPERVALU-owned and franchised stores accounted for approximately 40% of the Division’s net sales and another customer, Roundy’s Inc., accounted for 13% of the Division’s net sales. Other principal customers include Target Corporation, Nash Finch Company, C & S Wholesale Grocers, Inc. and Wal-Mart Stores, Inc.

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

The egg processing industry is competitive, especially when compared to the shell egg industry. Cargill Kitchen Solutions is the Company’s largest higher value-added egg products competitor. The Company also competes with other egg products processors including Sonstegard Foods Company, Rose Acre Farms, Inc., Echo Lake Farm Produce, Golden Oval Eggs, LLC and ConAgra Foods, Inc.

The Crystal Farms Division competes with the refrigerated products of larger suppliers such as Kraft Foods, Inc., Dairy Farmers of America, Sargento Foods, Inc., and Sorrento Lactalis, Inc. We position Crystal Farms as an alternative mid-priced brand, operating at price points below national brands and above store (private label) brands. Crystal Farm’s emphasis on a high level of service and lower-priced branded products has enabled it to compete effectively with much larger national brand companies.

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

The Egg Products Division maintains numerous trademarks and/or trade names for its products, including “Michael Foods,” “Better ‘n Eggs,” “All Whites,” “Papetti’s®,” “Quaker State Farms®,” “Broke N’ Ready®,” “Canadian Inovatech,” “Centromay,” “Emulsa®,” and “Inovatech®.” Ultrapasteurized liquid eggs are marketed using the “Easy Eggs” trade name. Crystal Farms Division products are marketed principally under the “Crystal Farms” trade name. Other Crystal Farms Division trademarks include “Crescent Valley, “Westfield Farms®”, and “David’s Deli®.” Within the Potato Products Division, we market our refrigerated potato products to foodservice customers under a variety of brands, including “Northern Star” and “Farm Fresh.” The “Simply Potatoes®” and “Diner’s Choice®” brands are used for retail refrigerated products.

Food Safety

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

We have made, and will continue to make, expenditures to ensure environmental compliance. For example, in recent years, we have upgraded the wastewater treatment system at our Klingerstown, Pennsylvania facility, we have paid for construction of a wastewater treatment facility in Lenox, Iowa, and we have updated the wastewater system at our egg production facility in Bloomfield, Nebraska. Additionally, in early 2008 we completed a new mechanical wastewater treatment facility in Wakefield, Nebraska. For further information on Nebraska environmental matters, please see Item 3.

Many of our facilities discharge wastewater pursuant to wastewater discharge permits. We dispose of our waste from our internal egg production primarily by providing it to farmers for use as fertilizer. We dispose of our solid waste from potato processing by selling the waste to a processor who converts it to animal feed.

Employees

At December 29, 2007, we had 3,759 employees. The Egg Products Division employed 2,391 full-time and 274 part-time employees, none of whom are represented by a union. The Potato Products Division employed 278 persons, 199 of whom were represented by the Bakery, Laundry, Allied Sales Drivers and Warehousemen Union, which is affiliated with the Teamsters. Crystal Farms employed 407 employees, none of whom are represented by a union. Our corporate, sales, supply chain logistics and information systems groups collectively had 409 employees. We believe our employee relations to be good.

Executive Officers of the Registrant

See Item 10—Directors and Executive Officers of the Registrant.

ITEM 1A—RISK FACTORS

Our operating results are significantly affected by egg, potato and cheese market prices and the prices of other raw materials, such as grain, which can fluctuate widely.

Our operating results are affected by egg, potato and cheese prices and the prices of corn and soybean meal, which are the primary feedstock used in the production of eggs. Historically, the prices of these raw materials have fluctuated widely. Changes in the price of such items may have a material adverse effect on our business, prospects, and results of operations or financial condition. In general, the pricing of eggs is affected by an inelasticity of supply and demand, resulting often times in small changes in production or demand having a large effect on prices. Historically, our operating profit has been, at times, adversely affected when egg and grain prices rise significantly. In addition, our operating profit has historically been negatively affected during extended periods of low egg prices. We also can experience similar negative effects on our results of operations because of increases in the price of potatoes and cheese. Although we can take steps to mitigate the effects of changes to our raw material costs, fluctuations in prices are outside of our control. For example, the prices of corn and soybean meal have risen dramatically since the summer of 2006. We view much of the corn price rise as relating to significant incremental demand from ethanol producers. With the rapid rise in grain costs, we have been unable, over the past two years, to adjust our egg products selling prices rapidly, and extensively, enough to offset this significant raw material cost increase. While we endeavor to keep our selling prices in-line with our input costs, we are not always able to do so and this may result in abnormally low operating profit margins for extended periods of time.

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

Trademarks and patents have historically been important to our business. The loss or expiration of a patent, whether licensed or owned, or the loss of any trademark could negatively impact our ability to produce and sell the products associated with such patent or trademark, which could have a material adverse effect on our sales volume and net income.

We utilize trademarks, patents, trade secrets and other intellectual property in our business, the loss or expiration of which could negatively impact our ability to produce and sell the associated products, which could have a material adverse effect on our results of operations. In 1988, we obtained an exclusive license to use patented processes developed and owned by North Carolina State University for the ultrapasteurization of liquid eggs. The patents under this license expired in 2006. We use the previously patented technology in the production of extended shelf-life liquid egg products. We have historical competitors in the extended shelf-life liquid egg market, plus parties to whom we had granted sublicenses. Further, other parties are now producing and marketing processed egg products that are similar to ours because of the patents’ expiration. Such increased competitive activity may negatively affect selling prices, and margins, for certain higher value-added egg products.

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

We are subject to federal, state, and local environmental requirements, including those governing discharges to air and water, the management of hazardous substances, the disposal of solid and hazardous wastes, and the remediation of contamination. If we do not fully comply with environmental regulations, or if a release of hazardous substances occurs at or from one of our facilities, we may be subject to penalties and fines, and/or be held liable for the cost of remedying the condition. The operational and financial effects associated with compliance with the variety of environmental regulations we are subject to could require us to make material expenditures or otherwise adversely affect the way we operate our business and our prospects, results of operations and financial condition. To address wastewater issues at our Wakefield, Nebraska location, we constructed an approximate $16 million mechanical treatment plant, which was operational in early 2008. The financing to build and equip the plant was secured via the City of Wakefield. However, this debt is guaranteed by us.

Extreme weather conditions, disease (such as avian influenza) and pests could harm our business.

Many of our business activities are subject to a variety of agricultural risks. Unusual weather conditions, disease and pests can materially and adversely affect the quality and quantity of the food products we produce and distribute. In particular, avian influenza occasionally affects the domestic poultry industry, leading to hen deaths. A virulent form of avian influenza has emerged in Southeast Asia over the past several years and has spread elsewhere in the Eastern Hemisphere in the past three years. It has caused deaths in wild bird populations and, in limited instances, domesticated chicken and turkey flocks. It has also been linked to illness and death among some persons who have been in contact with diseased fowl. It is not clear if this form of avian influenza will manifest itself in North America, or if sheltered flocks, such as ours, have significant exposure risk. However, to protect against this risk, we have intensified biosecurity measures at our layer locations. Weather, disease and pest matters could affect a substantial portion of our production facilities in any year and could have a material adverse effect on our business, prospects, and results of operations or financial condition.

ITEM 1B—UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2—PROPERTIES

FACILITIES

Corporate. We maintain leased space for our corporate headquarters in suburban Minneapolis, Minnesota. Leased space within the same building houses the headquarters, financial and administrative service staffs of the Egg Products, Potato Products and Crystal Farms divisions, as well as our customer service, distribution, sales, marketing and information services groups. This lease expires in 2013 and the annual base rent is approximately $1,000,000.

Egg Products Division. The following table summarizes information relating to the primary facilities of our egg products division:

Location	Principal Use	Size (square feet)	Owned/Leased	Lease Expiration	Annual Payments
Elizabeth, New Jersey (a)	Processing	75,000	Leased	2012	$583,000

Elizabeth, New Jersey (a)	Processing	125,000	Leased	2012	920,000

Bloomfield, Nebraska	Processing	80,000	Owned	—	—

LeSueur, Minnesota	Processing	29,000	Owned	—	—

Wakefield, Nebraska	Processing	380,000	Owned	—	—

Klingerstown, Pennsylvania (b)	Processing and Distribution	158,000	Leased	2017	662,000

Lenox, Iowa	Processing and Distribution	151,000	Owned	—	—

Gaylord, Minnesota	Processing and Distribution	230,000	Owned	—	—

Elizabeth, New Jersey (a)	Distribution	80,000	Leased	2012	648,000

Bloomfield, Nebraska	Egg Production	619,000	Owned	—	—

Wakefield, Nebraska	Egg Production	658,000	Owned	—	—

LeSueur, Minnesota	Egg Production	345,000	Owned	—	—

Gaylord, Minnesota	Egg Production	349,000	Owned	—	—

Gaylord, Minnesota	Pullet Houses	130,000	Owned	—	—

Wakefield, Nebraska	Pullet Houses	432,000	Owned	—	—

Plainview, Nebraska	Pullet Houses	112,000	Owned	—	—

Winnipeg, Manitoba (c)	Processing	102,000	Capital Lease	2012	573,000

Winnipeg, Manitoba (c)	Processing	32,000	Leased	2013	254,000

St. Mary’s, Ontario (c)	Processing	42,000	Capital Lease	2012	325,000

Mississauga, Ontario (c)	Distribution	8,000	Leased	2009	97,000

Abbotsford, Wisconsin (d)	Processing	20,000	Owned	—	—

(a)	There is a five year extension available on these leases.
(b)	There is a ten year and a five year extension available on this lease.
(c)	There are four five year extensions available on these leases. The St. Marys, Ontario plant closed as of March 31, 2007, but remains under lease. See Note G to our consolidated financial statements.
(d)	We acquired the assets of this processing facility on January 11, 2008 as part of the acquisition of Mr. B’s of Abbotsford, Inc. and related entities. See Note H to our consolidated financial statements.

The Egg Products Division also owns or leases, primarily for egg production operations, approximately 1,600 acres of land in Nebraska and Minnesota.

Potato Products Division. The Potato Products Division owns a processing plant and land located in Minneapolis, Minnesota, consisting of approximately 175,000 square feet of production area. This division leases a building in North Las Vegas, Nevada, consisting of approximately 31,000 square feet. This lease expires in 2011 and we have the option to extend the lease for two successive five year periods. The annual payment amount on this lease is approximately $366,000.

Crystal Farms Division. The Crystal Farms Division leases office space in suburban Minneapolis and several small warehouses across the United States. The leases expire between 2008 and 2011. The annual base rent for all of the leases is approximately $330,000. The Division owns a distribution center located near LeSueur, Minnesota, which is approximately 33,000 square feet. The Division also owns and operates an 85,000 square foot refrigerated warehouse with offices and a 30,000 square foot cheese packaging facility on a 13-acre site in Lake Mills, Wisconsin.

The total annual lease payments for the facilities described above is approximately $5.8 million. The leases for these facilities have varying length terms ranging from month-to-month to 2017. We believe that our owned and leased facilities, together with budgeted capital projects in each of our three operating divisions, are adequate to meet anticipated requirements for our current lines of business for the foreseeable future. All of our owned property is pledged to secure repayment of our senior credit facility.

For additional information on contractual obligations relating to operating leases see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

ITEM 3—LEGAL PROCEEDINGS

In 2004, the U.S. Environmental Protection Agency (“EPA”) issued “Findings of Violation and Order for Compliance” to the Company in connection with its discharge of wastewater to the municipal treatment facility in Wakefield, Nebraska (“City”). We provided EPA with a proposal for improving the Wakefield facility’s performance and compliance. Concurrently, related to the same matter, the Nebraska Department of Environmental Quality (“NDEQ”) issued two enforcement documents. In early 2006, the United States Department of Justice notified us and the City that it intended to seek civil penalties and injunctive relief for violation of various environmental laws relating to the above matters and other issues. A series of meetings were held during 2006 with the Department of Justice, EPA, NDEQ and the Nebraska attorney general. In early 2007, a settlement among the parties was announced, under which we agreed to pay a $1,050,000 civil penalty, agreed to take certain environmentally proactive measures, and agreed to a specific schedule for completing construction of a mechanical wastewater treatment facility in the City that we had previously voluntarily undertaken. The settlement payment was made in June 2007.

We are party to a suit Feesers, Inc. brought against Sodexho, Inc. and us alleging violation of the Robinson-Patman Act. We prevailed in summary judgment at the United States District Court for the Middle District of Pennsylvania. A decision by the United States Court of Appeals for the Third Circuit in August 2007 reversed the summary judgment decision, remanding the matter back to the District Court. A bench trial occurred in January 2008. We expect a ruling on the tried matters later this year.

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

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Our common equity is not traded in any market. We had one holder of our common equity as of March 24, 2008. No securities are authorized for issuance under equity compensation plans. No unregistered sales of securities were made during 2007.

(b)	Not applicable.

(c)	Not applicable.

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

	COMPANY					PREDECESSOR
	Year Ended December 29, 2007	Year Ended December 30, 2006	Year Ended December 31, 2005	Year Ended January, 1 2005	One Month Ended January 3, 2004	Eleven Months Ended November 22, 2003
(In Thousands)
Statement of Operations Data
Net sales	$1,467,762	$1,247,348	$1,242,498	$1,313,504	$140,806	$1,184,357
Cost of sales	1,223,416	1,016,832	1,005,418	1,077,126	121,442	973,004

Gross profit	244,346	230,516	237,080	236,378	19,364	211,353
Selling, general and administrative expenses	147,375	133,287	130,833	137,798	14,676	105,857
Transaction expenses	—	—	—	340	7,121	15,377
Plant closing expenses	1,525	3,139	—	—	—	—

Operating profit (loss)	95,446	94,090	106,247	98,240	(2,433)	90,119
Interest expense, net	52,490	55,928	47,119	43,285	4,932	41,670
Loss on early extinguishment of debt	—	—	5,548	—	—	61,226
Loss on Dairy disposition	—	—	—	—	—	16,288

Earnings (loss) before income taxes and equity in losses of unconsolidated subsidiary	42,956	38,162	53,580	54,955	(7,365)	(29,065)
Income tax expense (benefit)	15,391	16,294	14,266	20,981	(2,836)	(11,397)

Earnings (loss) before equity in losses of unconsolidated subsidiary	27,565	21,868	39,314	33,974	(4,529)	(17,668)
Equity in losses of unconsolidated subsidiary	—	2,713	455	460	—	482

Net earnings (loss)	$27,565	$19,155	$38,859	$33,514	$(4,529)	$(18,150)

At Period End Balance Sheet Data
Working capital	$94,581	$78,358	$79,923	$60,544	$108,876	$118,750
Total assets	1,273,861	1,263,763	1,333,576	1,341,555	1,416,682	844,635
Long-term debt, including current maturities	601,783	645,794	709,723	750,783	790,076	307,998
Shareholder’s equity	360,089	324,794	304,015	257,393	287,538	256,384

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

Acquisitions/Joint Ventures. We have focused, in recent years, on making small acquisitions that expand our current product offerings and/or geographic scope and broaden our technological expertise. We continue to evaluate potential acquisitions and they remain a part of our growth plans. Effective January 11, 2008, we purchased the assets of Mr. B’s of Abbotsford, Inc. and related entities for $8.7 million. This was an acquisition of a processor of organic and cage-free egg products, which expanded our presence in the specialty egg products market.

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

Results of Operations

The following table summarizes the historical results of our divisional operations and such data as a percentage of total net sales. The information contained in this table should be read in conjunction with “Item 6—Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	2007		2006		2005
	$	%	$	%	$	%
(In Thousands)
Statement of Earnings Data:
External net sales:
Egg products division	1,014,588	69.1	858,352	68.8	860,925	69.3
Potato products division	119,033	8.1	113,980	9.1	102,245	8.2
Crystal Farms division	334,141	22.8	275,016	22.1	279,328	22.5

Total net sales	1,467,762	100.0	1,247,348	100.0	1,242,498	100.0
Cost of sales	1,223,416	83.4	1,016,832	81.5	1,005,418	80.9

Gross profit	244,346	16.6	230,516	18.5	237,080	19.1
Selling, general and administrative expenses	147,375	10.0	133,287	10.7	130,833	10.5
Plant closing expenses	1,525	0.1	3,139	0.3	—	—

Operating profit (loss):
Egg products division	75,539	5.1	67,660	5.4	82,012	6.6
Potato products division	18,941	1.3	19,243	1.5	17,199	1.4
Crystal Farms division	11,495	0.8	18,604	1.5	15,707	1.3
Corporate	(10,529)	(0.7)	(11,417)	(0.9)	(8,671)	(0.7)

Total operating profit	95,446	6.5	94,090	7.5	106,247	8.6

Interest expense, net	52,490	3.6	55,928	4.5	47,119	3.8

Net earnings	27,565	1.9	19,155	1.5	38,859	3.1

Results for the Year Ended December 29, 2007 Compared to results for the Year Ended December 30, 2006

Net Sales. Net sales for 2007 increased 18%, or $220.5 million, to $1,467.8 million from $1,247.3 million for 2006, as a result of an increase in external net sales in all our divisions.

Egg Products Division Net Sales. Egg Products Division external net sales for 2007 increased $156.2 million, or 18%, to $1,014.6 million from $858.4 million for 2006. External net sales increased for all product lines. The egg market was unusually strong in 2007, recording record highs. For the full year 2007, shell egg prices increased by approximately 55% from 2006 levels, as reported by Urner Barry. Our 2007 pricing for each product line increased year-over-year reflecting these market conditions and other rising costs, especially grains. Unit sales increased for most product lines in 2007, and for all higher value-added lines, with an overall increase of 2% recorded for the Division as compared to 2006 levels.

Potato Products Division Net Sales. Potato Products Division external net sales for 2007 increased $5.0 million, or 4%, to $119.0 million from $114.0 million for 2006. This increase was primarily attributable to unit sales growth for foodservice potato products, with retail sales being approximately unchanged, as compared to 2006 levels. Approximately 53% of the Division’s 2007 net sales were to the foodservice market, with 47% to the retail market. Pricing for the Division in 2007 rose slightly, led by increases for retail items, as compared to 2006 levels.

Crystal Farms Division Net Sales. Crystal Farms external net sales for 2007 increased $59.1 million, or 21%, to $334.1 million from $275.0 million for 2006. This increase was mostly due to notable market inflation in cheese, shell eggs and butter prices year-over-year. The key branded cheese business experienced flat unit sales, with butter units down slightly. New account activity drove private label cheese unit sales to roughly double. Overall, 2007 unit sales for the Division increased 2% from 2006 levels, with core distributed products ahead 7% and shell egg unit sales down 13%. The latter was the result of consumers’ response to high shell egg market pricing and the loss of low margin warehouse accounts.

Gross Profit. Gross profit for 2007 increased $13.8 million to $244.3 million from $230.5 million for 2006. Our gross profit margin was 16.6% of net sales for 2007, compared with 18.5% for 2006. The decrease in gross profit margin was due primarily to decreased gross profit margins from higher value-added egg product and branded cheese sales. Additionally, we experienced increases across all of our operations in energy, packaging and diesel costs, which we were not able to fully offset with selective price increases.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2007 increased $14.1 million, or 11%, to $147.4 million from $133.3 million for 2006. The increase in expenses was mainly due to increases in the incentive compensation accrual and selling and marketing costs, the latter coinciding with the increase in our net sales. Selling, general and administrative expenses were 10.0% of net sales in 2007 as compared to 10.7% in 2006.

Plant Closing Expenses. We announced in November 2006 we would be closing our egg processing facility in St. Marys, Ontario in 2007. In 2006 we recorded $3.1 million of employee termination costs and asset impairment on the leased building and certain plant equipment, as well as other plant assets. We closed the St. Marys plant in late March 2007. During 2007 we recorded $0.2 million of employee termination costs and $1.3 million of asset impairment charges related to plant equipment write-offs (see Note G to our consolidated financial statements).

Operating Profit. Operating profit for 2007 increased $1.3 million, or approximately 1%, to $95.4 million from $94.1 million for 2006. This increase was due to an increase in Egg Products profits, which was largely offset by a significant decrease in Crystal Farms profits and increases in incentive compensation and selling and marketing costs noted above.

Egg Products Division Operating Profit. Egg Products Division operating profit for 2007 increased $7.8 million, or 12%, to $75.5 million from $67.7 million for 2006. Operating profit for higher value-added egg products decreased by over $30 million, or 36%, from 2006 levels, mainly reflecting compressed margins due to significantly higher egg costs in 2007. With the rapid increase in our egg costs and other costs, particularly grains, we were unable to offset the cost increases in a timely manner with selective price increases. Operating results from other egg products showed a profit in 2007 as compared to a significant loss in 2006, reflecting more favorable market-driven pricing in 2007. Shell egg sales returned notable operating profits in 2007, as compared to a modest profit in 2006, reflecting significantly improved market pricing.

Potato Products Division Operating Profit. Potato Products Division operating profit for 2007 decreased $0.3 million, or 2% to $18.9 million from $19.2 million for 2006. This decrease reflected a decrease in margins for foodservice sector sales, the result of slightly lower selling prices.

Crystal Farms Division Operating Profit. Crystal Farms operating profit for 2007 decreased $7.1 million, or 38%, to $11.5 million from $18.6 million for 2006. Operating profit decreased mainly due to significantly higher cheese costs, which we were unable to offset in a timely manner with selective price increases.

Interest Expense. Interest expense decreased approximately $3.4 million in 2007 compared to 2006, reflecting the voluntary debt prepayment made in late 2006 and lower interest rates during 2007.

Income Taxes. Our effective rate was 35.8% in 2007 as compared to 42.7% in 2006. The reduction in the effective rate was related to several factors, with the recording of a valuation allowance against the deferred tax assets of one of our foreign subsidiaries in 2006 being the most significant. Also, the 2007 effective rate was lower due to an increase in the allowable percentage used to calculate the tax deduction for qualified production activities in 2007 (see Note C to our consolidated financial statements).

Equity in Losses of Unconsolidated Subsidiary. In 2006, we recorded a $1.8 million valuation adjustment on our investment in the Belovo joint venture and $0.9 million of losses related to Belovo’s 2006 operations. We also recorded a tax valuation allowance of $1.0 million against the full amount of the deferred tax asset that resulted from the investment valuation adjustment taken. The tax valuation allowance was recorded because we believe it is more likely than not that the deferred tax asset that resulted from the investment valuation adjustment will not be realized (see Note C to our consolidated financial statements).

Results for the Year Ended December 30, 2006 Compared to results for the Year Ended December 31, 2005

Net Sales. Net sales for 2006 increased less than 1%, or $4.8 million, to $1,247.3 million from $1,242.5 million for 2005, as a result of an increase in external net sales in our Potato Products Division, partially offset by decreases in external net sales by our Egg Products Division and Crystal Farms Division.

Egg Products Division Net Sales. Egg Products Division external net sales for 2006 decreased less than 1%, or $2.5 million, to $858.4 million from $860.9 million for 2005. External net sales increased for most of our higher value-added products lines and declined for most of our lower value-added lines. The egg market was unusually volatile in 2006, with low levels seen early in the year and very high levels seen later in the year. For the full year 2006, shell egg prices increased by approximately 10% from 2005 levels, as reported by Urner Barry. Our pricing year-over-year varied by product line, with the overall divisional selling price per pound declining slightly in 2006 from 2005 levels. We experienced a pricing decline for higher value-added products, reflecting increased competition. Unit sales increased for most product lines in 2006, and all higher value-added lines, with an overall increase of 1.9% recorded for the Division as compared to 2005 levels.

Potato Products Division Net Sales. Potato Products Division external net sales for 2006 increased $11.8 million, or 12%, to $114.0 million from $102.2 million for 2005. This increase was primarily attributable to strong unit sales growth for retail potato products, which increased approximately 21% from 2005 levels. Foodservice unit sales increased approximately 6%. Sales to new customers, growth in sales to existing customers and, particularly, growth in the retail category all contributed to the sales increase. Approximately 55% of the Division’s 2006 net sales were to the foodservice market, with 45% to the retail market. The retail component has grown significantly in recent years. Pricing for the Division in 2006 was comparable to 2005 levels.

Crystal Farms Division Net Sales. Crystal Farms external net sales for 2006 decreased $4.3 million, or 2%, to $275.0 million from $279.3 million for 2005. This decrease was mostly due to notable market deflation in cheese and butter prices year-over-year. The key distributed products business was strong, with branded cheese unit sales up 2% and butter unit sales up 11%. Overall, 2006 unit sales for the Division decreased 1% from 2005 levels, with core distributed products ahead 5% and shell egg unit sales down 14%.

Gross Profit. Gross profit for 2006 decreased $6.6 million to $230.5 million from $237.1 million for 2005. Our gross profit margin was 18.5% of net sales for 2006, compared with 19.1% for 2005. The decrease in gross profit margin was due to decreased gross profit margins from certain higher value-added egg products and negative gross profits from the sale of our lower value-added egg products collectively. Additionally, we experienced increases in energy, packaging and freight costs, which we were not able to fully offset with selective price increases.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2006 increased $2.5 million, or 2%, to $133.3 million from $130.8 million for 2005. Selling, general and administrative expenses were 10.7% of net sales in 2006 as compared to 10.5% in 2005. The main reason for the increase in operating expenses during 2006 was approximately $3 million for officer severance and related stock option compensation expense (see Note F to our consolidated financial statements). Without such unexpected expenses, operating expenses in 2006 would have decreased compared to 2005, largely due to reduced incentive expense.

Plant Closing Expenses. We announced in November 2006 that, due to rising operating costs, we would be consolidating our Canadian egg processing operations of our Egg Products Division to our facility in Winnipeg, Manitoba. This resulted in the closing of the egg processing facility located in St. Marys, Ontario in late March 2007. We recorded employee termination costs and asset impairment on the leased building and certain plant equipment, as well as other plant assets which were not transferred to other of our processing facilities.

Operating Profit. Operating profit for 2006 decreased $12.1 million, or approximately 11%, to $94.1 million from $106.2 million for 2005. This decrease was due to a significant decrease in Egg Products gross profits, which increases from the other two divisions could not fully offset and the increase in selling, general and administrative expenses related to officer severance and related stock option compensation expense noted above.

Egg Products Division Operating Profit. Egg Products Division operating profit for 2006 decreased $14.3 million, or 17%, to $67.7 million from $82.0 million for 2005. Operating profit for higher value-added egg products decreased by approximately $14 million, or 13%, from 2005 levels, mainly reflecting compressed margins due to the lower egg market early in the year, which then strengthened substantially during the fourth quarter. We also experienced a substantial run-up in corn costs in the fourth quarter. With the rapid increase in our costs, we were unable to offset the cost increases in a timely manner with selective price increases. Operating losses from other egg products increased from 2005 levels, reflecting unfavorable market-driven pricing during a period of increased costs. Shell eggs had a modest profit in 2006, as compared to a modest loss in 2005, reflecting improved market pricing.

Potato Products Division Operating Profit. Potato Products Division operating profit for 2006 increased $2.0 million, or 12% to $19.2 million from $17.2 million for 2005. This increase reflected significant volume growth in our more profitable retail operations, which resulted in an increase in that sector’s profitability. The foodservice business also had an increase in volume in 2006, compared to 2005 levels, which drove operating earnings growth.

Crystal Farms Division Operating Profit. Crystal Farms operating profit for 2006 increased $2.9 million, or 18%, to $18.6 million from $15.7 million for 2005. Operating profit increased mainly due to lower market prices for our key product line, branded cheese.

Interest Expense. Interest expense increased approximately $8.8 million in 2006 compared to 2005, reflecting higher interest rates and additional amortization of debt issuance costs.

Income Taxes. Our effective tax rate was 42.7% in 2006 compared to 26.6% in 2005. The increase in the effective tax rate was related to several factors, with the recording of a valuation allowance against the deferred tax assets of one of our foreign subsidiaries in 2006 being the most significant (see Note C to our consolidated financial statements). Also, the 2005 effective tax rate was lower than our historical effective tax rates mainly due to a change in the tax rate used to calculate the deferred tax benefit as a result of a reduction in our state income tax rate.

Equity in Losses of Unconsolidated Subsidiary. An equity loss of $2.7 million was recorded in 2006 compared to a loss of $0.5 million in 2005. The losses relate to our Belgian joint venture. In the third quarter of 2006, we recorded a $1.8 million valuation adjustment on the investment in the joint venture and $0.9 million of losses related to Belovo’s 2006 operations. We also recorded a tax valuation allowance of $1.0 million against the full amount of the deferred tax asset that resulted from the investment valuation adjustment taken. The tax valuation allowance was recorded because we believe it is more likely than not that the deferred tax asset that resulted from the investment valuation adjustment will not be realized (see Note C to our consolidated financial statements).

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

Generally, other than fluctuations in certain raw material costs, largely related to short-term supply and demand variances, inflation has not been a significant factor in our operations. Inflation is not expected to have a significant impact on our business, results of operations or financial condition since we can generally offset the impact of inflation through a combination of productivity gains and price increases. However, we had unusual inflationary impacts to our operations in 2005, 2006, and 2007, as we experienced notable inflation for key purchased items such as natural gas, diesel fuel and packaging materials. We were unable to fully offset these impacts through selective price increases to our customers.

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

Cash flow provided by operating activities was $98.0 million for 2007, compared to $76.8 million for 2006. The increase in our cash flow provided by operating activities was primarily attributable to an increase in net earnings and improved working capital management. Cash flow provided by operating activities was $76.8 million for 2006, compared to $104.4 million for 2005. The decrease in our cash flow provided by operating activities from 2005 to 2006 was primarily attributable to a decrease in net earnings of approximately $20 million.

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

As a result of the Merger, we continue to have substantial annual cash interest expense. Our senior credit facility requires us to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the senior credit facility and the indenture relating to the 8% senior subordinated notes due 2013 contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in these agreements. Our failure to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on our results of operations, financial position and cash flow. In general, the debt covenants limit our discretion in operating our businesses. We were in compliance with all of the covenants in the credit agreement and the indenture as of December 29, 2007.

M-Foods Holdings, Inc. has outstanding $100 million of 9.75% Senior Notes due October 1, 2013. As a wholly-owned subsidiary of M-Foods Holdings, Inc., we are responsible for servicing these notes.

The following is a calculation of our minimum interest coverage and maximum leverage ratios under our senior credit facility. The terms and related calculations are defined in our senior credit facility agreement, as amended, which agreement and amendments are included as exhibits to this Form 10-K.

	2007	2006
	(In Thousands)
Calculation of Interest Coverage Ratio:
Consolidated EBITDA (1)	$175,908	$180,865
Consolidated Cash Interest Expense (2)	49,531	53,233
Actual Interest Coverage Ratio (Ratio of consolidated EBITDA to consolidated interest expense)	3.55x	3.40x
Minimum Permitted Interest Coverage Ratio	2.75x	2.50x
Calculation of Leverage Ratio:
Funded Indebtedness (3)	$614,325	$658,193
Less: Cash and equivalents	(30,077)	(21,576)

	584,248	636,617
Consolidated EBITDA (1)	175,908	180,865
Actual Leverage Ratio (Ratio of funded indebtedness less cash and equivalents to consolidated EBITDA)	3.32x	3.52x
Maximum Permitted Leverage Ratio	4.50x	5.00x

(1)	Consolidated EBITDA (earnings before interest expense, taxes, depreciation and amortization) is defined in our senior credit facility as follows:

	2007	2006
	(In Thousands)
Net earnings	$27,565	$19,155
Interest expense, excluding amortization of debt issuance costs	48,090	51,890
Amortization of debt issuance costs	4,435	4,743
Income tax expense	15,391	16,294
Depreciation and amortization	75,043	74,858
Equity sponsor management fee	1,759	1,809
Expenses related to industrial revenue bonds guaranteed by certain of our subsidiaries	987	996
Other (a)	3,131	10,271

	176,401	180,016
Less: Unrealized (losses) gains on swap contracts	493	(849)

Consolidated EBITDA, as defined in our senior credit facility	$175,908	$180,865

(a)	Other reflects the following:

	2007	2006
	(In Thousands)
Equity in losses of unconsolidated subsidiaries	$—	$2,713
Losses from the disposition of assets not in the ordinary course of business	1,293	2,862
Non-cash compensation	1,378	1,847
Letter of credit fees	141	139
Other non-recurring charges	319	2,710

	$3,131	$10,271

(2)	Consolidated cash interest expense, as calculated in our senior credit facility, was as follows:

	2007	2006
	(In Thousands)
Interest expense, net	$52,490	$55,928
Interest income	1,476	2,048

Gross interest expense	53,966	57,976
minus:
Amortization of debt issuance costs	(4,435)	(4,743)

Consolidated cash interest expense	$49,531	$53,233

(3)	Funded Indebtedness was as follows:

	2007	2006
	(In Thousands)
Term loan facility	$427,300	$477,300
8% senior subordinated notes	150,000	150,000
Insurance bonds	470	404
Guarantee obligations (see Debt Guarantees described below)	21,098	15,781
Capital leases	5,708	5,657
Standby letters of credit (primarily with our casualty insurance carrier, Liberty Mutual)	6,899	6,464
Funded indebtedness of Trilogy Egg Products, Inc.	2,800	2,537
Other	50	50

	$614,325	$658,193

The aggregate maturities of our long-term debt, our lease commitments and our long-term purchase commitments for the years subsequent to 2007, are as follows:

	Payments Due by Period
	(In Thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt (1)	$596,075	$1,097	$429,769	$2,928	$162,281
Capital lease obligations	6,557	1,697	3,255	1,605	—
Operating lease obligations	28,679	6,462	11,441	6,566	4,210
Purchase obligations (2)	891,210	182,327	315,524	104,136	289,223
Deferred compensation	17,552	—	—	—	17,552
Interest on fixed rate debt and other	72,902	12,902	24,000	24,000	12,000

Total	$1,612,975	$204,485	$783,989	$139,235	$485,266

(1)	Does not include variable interest.
(2)	A substantial portion relates to egg contracts. Estimates of future open market egg prices and feed costs were used to derive these figures. Hence, most of our purchase obligations are subject to notable market price risk.

We have entered into substantial purchase obligations to fulfill our egg, potato and cheese requirements. We maintain long-term egg procurement contracts with numerous cooperatives and egg producers throughout the Midwestern and Eastern United States and Canada, which supply approximately 49% of our annual egg requirements. Most of these contracts vary in length from 18 to 120 months. The egg prices are primarily indexed to grain or Urner Barry market indices. One egg supplier provides more than 10% of our annual egg requirements. Based upon the best estimates available to us for grain and egg prices, we project our purchases from our top five contracted egg suppliers will approximate $139 million in 2008, $136 million in 2009, $91 million in 2010 and $21 million in 2011, and that the 2008 amount will account for approximately 39% of our total egg purchases this year. In addition, we have contracts to purchase potatoes that expire in 2008. These contracts will supply approximately 49% of the Potato Products Division’s raw potato needs in 2008. Three potato suppliers are each expected to provide more than 10% of our 2008 potato requirements. We had no forward buy cheese contracts at December 29, 2007. Please see our Contractual Obligations chart above for our estimated breakdown of these obligations during the coming year, one to three year, three to five year, and more than five year periods.

As discussed above, we have a credit agreement with various lenders, including commercial banks, other financial institutions and investment groups, which expires in 2009 and 2010 and provides credit facilities which originally provided $595 million. As amended in 2005, the credit agreement provides credit facilities of $640 million. Within the credit agreement, there is a $100 million revolving line of credit. As of December 29, 2007, $427 million was outstanding under the credit agreement, plus approximately $6.9 million was used under the revolving line of credit for letters of credit. In December 2007 and 2006, we made voluntary repayments under the credit agreement of $50 million and $60 million, respectively. The weighted average interest rate for our borrowings under the credit agreement was approximately 6.85% at December 29, 2007.

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

Capital Spending

We invested approximately $38.1 million in capital expenditures in 2007, $33.8 million in 2006, and $40.7 million in 2005. For each of these years capital expenditures mainly related to expanding capacity for value-added products, expanding warehouse space for all of our divisions, and upgrading information technology systems. Capital expenditures in 2007, 2006, and 2005 were funded from cash flows from operations and borrowings under our credit facility.

We plan to spend an amount comparable to recent historical averages on capital expenditures for 2008. Spending will focus on expanding capacity for higher value-added egg products, maintaining existing production facilities (in particular notable spending at the Northern Star plant), replacing tractors and trailers, and upgrading information technology systems, among other projects. This spending is expected to be funded largely from operating cash flows. We expect these investments to improve manufacturing efficiencies, customer service and product quality.

Debt Guarantees

We have guaranteed, through our Waldbaum subsidiary, the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of three municipalities where we have food processing facilities. In May 2007, a $6.0 million bond financing was completed by one of the three municipalities, the City of Wakefield, Nebraska, at an annual interest rate of 8.22%, with such proceeds to be used for the completion of construction of the wastewater treatment facility. The wastewater treatment facility became operational in early 2008. We have guaranteed the principal and interest payments related to these bonds, which mature September 15, 2017. These bonds, along with the original $10.25 million guaranteed in September 2005, are included in current maturities of long-term debt and long-term debt. The remaining principal balance for all guaranteed bonds at December 29, 2007 was approximately $21.1 million.

Insurance

In general, our insurance costs have declined over the past three years. Regarding our largest insurance programs, in 2007 our casualty insurance premiums declined from 2006 levels as did our property insurance premiums. We expect a further decline in our casualty insurance premiums in 2008 based upon counsel from our broker and we recently secured a decrease in property insurance rates for most of 2008. We have also experienced, and expect to continue to experience, rising premiums for our portion of health and dental insurance benefits offered to our employees.

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

Customer incentive programs include customer rebates, volume discounts and allowance programs. We have contractual arrangements with our customers and utilize agreed-upon discounts to determine the accrued promotion costs related to these customers. In addition, we have contractual arrangements with end-user customers and utilize historical experience to estimate this accrual.

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

We apply the interpretations prescribed by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), in accounting for the uncertainty in income taxes recognized in our consolidated financial statements. FIN 48 provides guidance for the recognition and measurement in financial statements for uncertain tax positions taken or expected to be taken in a tax return.

The evaluation of a tax position in accordance with FIN 48 is a two-step process, the first step being recognition. We determine whether it is more-likely-than-not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. If a tax position does not meet the more-likely-than-not threshold, the benefit of that position is not recognized in our financial statements. The second step is measurement. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority.

Recent Accounting Pronouncements

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. The Company adopted SAB 108, to adjust for the cumulative effect of not recognizing deferred financing costs under the effective interest method, by using the cumulative effect transition method provided for in SAB 108 as of January 1, 2006. The impact of adopting SAB 108 reduced our retained earnings by $3.3 million effective January 1, 2006. This impact represented a reduction in deferred financing costs of $5.3 million offset by the income tax effect of $2.0 million.

In September 2006, the Financial Accounting Standards Board “FASB” issued FAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. FAS 157 is effective for us on January 1, 2008. We do not expect the adoption of FAS 157 to have a material impact on our financial position or operating results.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement 115 (“FAS 159”). FAS 159 allows entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under the fair value option. FAS 159 is effective for fiscal years beginning after November 15, 2007. The company is currently evaluating the impact of this statement, but we believe it will not have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued FAS No. 141R, Business Combinations (“FAS 141R”), and FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“FAS 160”). These new standards will significantly change the accounting for and reporting of business combinations and noncontrolling (minority) interest transactions completed after January 1, 2009. FAS 141R and FAS 160 are required to be adopted simultaneously and are effective for us beginning January 1, 2009. Early adoption is prohibited. We do not expect the adoption of FAS 141R and FAS 160 to have an impact on the consolidated financial statements; however, the adoption will impact the accounting for any business combinations completed after January 1, 2009.

There were no other new accounting pronouncements issued during the year ended December 29, 2007 that had a material impact on our financial position, operating results or disclosures.

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

The primary raw materials used in the production of eggs are corn and soybean meal. We purchase these materials to feed our approximately 11.5 million hens, which produce approximately 30% of our annual egg requirements. Shell and liquid eggs are purchased from third-party suppliers and in the spot market for the remainder of the Egg Products Division’s needs. Eggs, corn and soybean meal are commodities that are subject to significant price fluctuations due to market conditions which, in certain circumstances, can adversely affect the results of operations.

In order to reduce the impact of changes in commodity prices on our operating results, we have developed a risk management strategy that includes the following elements:

•

We typically hedge a percentage of our grain commodity requirements, targeting to have, on average, any given forward 12 month period’s grain-for-feed needs up to 50% covered. This covers both internal egg production and third-party egg procurement contracts that are priced based on grain prices, which collectively account for approximately 70% of our egg requirements. This activity protects against unexpected increases in grain prices and provides predictability with respect to a portion of future raw materials costs. Hedging can diminish the opportunity to benefit from the improved margins that would result from an unanticipated decline in grain prices.

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

We analyzed the estimated exposure to market risk associated with corn futures contracts we had at December 29, 2007. The notional value of $1.3 million for the commodity positions represents the notional value of the corn futures contracts. Market risk of $0.1 million is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in commodity prices to the corn futures contracts held at December 29, 2007.

During 2007, we settled forward buy cheese contracts of approximately 7.0 million pounds, or 9% of our Crystal Farms branded cheese purchases, at a discount to the market of approximately $3.2 million. No forward buy cheese contracts were outstanding at December 29, 2007.

We partially mitigate some of our natural gas requirements for producing our products by fixing the price for a portion of our natural gas usage. The monthly purchases for natural gas have been made for January through March, November, and December 2008 and cover approximately 66%, 51% and 55%, respectively, of our estimated usage requirements during that period, or approximately 28% of our annual needs. Also, we partially mitigate the risk of variability of our transportation-related fuel costs through the use of home heating oil futures contracts from time to time; however, we had no futures contracts for home heating oil at December 29, 2007. At December 29, 2007 the notional value of the fixed price purchases for natural gas was approximately $3.8 million, with a market risk of $0.4 million. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in price.

Interest Rates

Due to the Merger, we have fixed rate debt of $150 million, which we believe had a fair value of approximately $148.5 million as of the end of 2007. The market risk related to this fixed rate debt, which represents the impact on the fair value from a hypothetical 100 basis point change in interest rates, is $1.5 million. Our credit agreement debt obligations of approximately $427 million carry a variable rate of interest. We believe the fair value of this debt approximated $427 million as of the end of 2007. The interest paid on these obligations floats with market changes in interest rates, though a majority of the credit agreement debt is presently tied to six month LIBOR rates.

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

ITEM 9—CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 29, 2007. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 29, 2007, the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Michael Foods’ management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) of the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under these criteria, management concluded that our internal control over financial reporting was effective as of December 29, 2007, the end of the period covered by this annual report.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 29, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The names of the executive officers and directors of Michael Foods for 2007, and their ages and positions, are as follows:

Name	Age	Position
Gregg A. Ostrander (2)	55	Chief Executive Officer and Chairman of the Board
David S. Johnson	51	President, Chief Operating Officer and Chief Executive Officer - Elect
John D. Reedy	62	Executive Vice President and Chief Financial Officer
Mark W. Westphal	42	Senior Vice President - Finance
James G. Mohr	56	Senior Vice President – Supply Chain
Mark D. Witmer	50	Treasurer and Secretary
Mark B. Anderson	47	President—Crystal Farms Division
Todd M. Abbrecht (1)	39	Director
Anthony J. DiNovi (2)	45	Director
Jerome J. Jenko (1)	70	Director
Charles D. Weil (1)	63	Director
Kent R. Weldon (2)	40	Director

(1)	Member of our audit committee
(2)	Member of our compensation committee

Gregg A. Ostrander was our Chief Executive Officer and Chairman of the Board in 2007. He was also President prior to April 2007. He held the office of Chief Executive Officer from 1994 through 2007, has been our Chairman since 2001, and was President from 1994 – January 2006 and August 2006 through April 2007. Mr. Ostrander has been a director of Michael Foods since 1994. In 1993, Mr. Ostrander served as our Chief Operating Officer. As of January 1, 2008, Mr. Ostrander’s title is Executive Chairman of the Board. Mr. Ostrander is also a director of Arctic Cat Inc., a recreational vehicle manufacturer, and Birds Eye Foods, Inc., a food company.

David S. Johnson was our President, Chief Operating Officer and Chief Executive Officer – Elect as of April 2007, when he joined us. He was elected Chief Executive Officer and a Director as of January 1, 2008. Prior to joining us, Mr. Johnson served as an executive at Kraft Foods, Inc. for 20 years, most recently as President of Kraft Foods North America. Mr. Johnson is also a director of Arthur J. Gallagher & Co., an insurance broker.

John D. Reedy was our Executive Vice President and Chief Financial Officer in 2007. From 1988 to 2000, Mr. Reedy was our Vice President—Finance and Chief Financial Officer. He was Executive Vice President and Chief Financial Officer from 2000 through 2007. As of January 1, 2008, Mr. Reedy’s title is Vice Chairman.

Mark W. Westphal was our Senior Vice President – Finance in 2007. He became Chief Financial Officer as of January 1, 2008 and remains a Senior Vice President. Mr. Westphal has served us in various financial positions since 1995.

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

Mark B. Anderson is the President of our Crystal Farms Division, a position he has held since 2004. From 2002 to 2003, Mr. Anderson served as Vice President/General Manager of the Division. From 1998 – 2002, Mr. Anderson held various business development and general manager positions within the Division.

Todd M. Abbrecht has been a director of Michael Foods since 2003 following the consummation of the Merger. Mr. Abbrecht is a Managing Director of Thomas H. Lee Partners, L.P., where he has been employed since 1992. Prior to Thomas H. Lee Partners, L.P., Mr. Abbrecht held a position in the mergers and acquisitions department of Credit Suisse First Boston. Mr. Abbrecht is a director of Simmons Bedding Company, a bedding products manufacturer and distributor, Dunkin’ Brands, Inc., a quick service restaurant franchisor, Aramark Corp., a food and support services business, and Warner Chilcott Corporation, a specialty pharmaceutical company.

Anthony J. DiNovi has been a director of Michael Foods since 2003 following the consummation of the Merger. Mr. DiNovi is Co-President of Thomas H. Lee Partners, L.P., where he has been employed since 1988. Prior to Thomas H. Lee Partners, L.P., Mr. DiNovi held various positions in the corporate finance departments of Goldman, Sachs & Co. and Wertheim Schroder & Co., Inc. Mr. DiNovi is a director of American Media Operations, Inc., a consumer magazine publisher, Nortek, Inc., a manufacturer and distributor of building products, Dunkin’ Brands, Inc., a quick service restaurant franchisor, West Corporation, a provider of business process outsourcing solutions and voice-related services, and Vertis, Inc., a provider of advertising, media, and marketing solutions.

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

Charles D. Weil has been a director of Michael Foods since 2004. He is President, Chief Executive Officer and a Director of the M. A. Gedney Company (“Gedney”). Previously, he was Acting President and Chief Executive Officer of Gedney from February 2003 – October 2003. Prior to joining Gedney, Mr. Weil was founder and Chief Executive Officer of C.E.O. Advisors, Inc., a consulting company, from January 2001 – February 2003, and was President and Chief Operating Officer of Young America Corporation, a fulfillment and customer service company, from 1993 – 2000.

Kent R. Weldon has been a director of Michael Foods since 2003 following the consummation of the Merger. Mr. Weldon is a Managing Director of Thomas H. Lee Partners, L.P, where he has been employed from 1991-1993 and 1995- present. Prior to Thomas H. Lee Partners, L.P., Mr. Weldon held a position in the corporate finance department of Morgan Stanley & Co. Incorporated. Mr. Weldon is a director of Nortek, Inc., a manufacturer and distributor of building products, CMP Susquehanna Corp. and CMP Susquehanna Holdings Corp., both radio broadcasting companies, and THL-PMPL Holding Corp., a manufacturer of plastic interior subsystems for cars and light trucks.

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

Code of Ethics

We have a Business Conduct Policy that applies to all of our employees. We have determined that this policy complies with Item 406 of Regulation S-K. We will provide, without charge, a copy of the Business Conduct Policy to any person who so requests in writing. Written requests may be made to Michael Foods, Inc., 301 Carlson Parkway, Suite 400, Minnetonka, Minnesota 55305; Attention: Secretary. Our Internet website at www.michaelfoods.com also contains the Business Conduct Policy.

ITEM 11—EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The goal of our executive compensation program is to ensure that our executives are compensated effectively in a manner consistent with our strategy and competitive considerations, and based on management’s performance in achieving our corporate goals and objectives. Our executive compensation program is overseen by the compensation committee of our Board of Directors, which is composed of three members, one of whom was our Chief Executive Officer in 2007 and is now our Executive Chairman. The committee determines the compensation of our executive officers, reviews and approves our incentive, equity and other employee benefit plans and programs, and administers their application to our executive officers. Some aspects of the compensation of our Chief Executive Officer and other of our executives are determined by their employment agreements with the Company, as further discussed below. When making final compensation decisions regarding our Chief Executive Officer, the compensation committee acts without his participation. The committee generally meets twice yearly.

Compensation Philosophy and Objectives

We believe that the skill, talent, judgment and dedication of our executive officers are critical factors affecting the long-term value of our company. Therefore, our goal is to maintain an executive compensation program that will fairly compensate our executives, attract and retain qualified executives who are able to contribute to our long-term success, induce performance consistent with clearly defined corporate goals and align our executives’ long-term interests with those of our equityholders. Our current executive compensation program is mainly focused on EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in our senior credit facility) growth.

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

When we make executive compensation decisions, we review individual performance and corporate performance. The compensation committee measures our performance against the specific goals established at the beginning of the fiscal year and determines the overall budget and targeted compensation for our executive officers. Our Chief Executive Officer, as the manager of the members of the executive team, assesses the executives’ individual contributions to our goals, as well as achievement of their individual goals, and makes a recommendation to the compensation committee with respect to any merit increase in salary and stock option grants for each member of the executive team, other than himself. Annual incentive opportunity is set forth at the start of each year, with the actual payment determined upon the relative achievement of our annual EBITDA target. Incentive payments are formula-driven using a pre-established grid (i.e., percentages over or under the target EBITDA level for the year). The committee has discretion to adjust the formula-derived incentive payments to take into account unusual factors that may have inhibited, or enhanced, achievement of the annual EBITDA target. The compensation committee evaluates, discusses and modifies or approves these recommendations and conducts a similar evaluation of the Chief Executive Officer’s contributions to our corporate goals and achievement of his or her individual goals.

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

Annual Incentive Compensation. Annual cash incentives for our executive officers are designed to reward performance that furthers profitable growth. In 2007, the compensation committee approved an annual EBITDA target for the year. The annual incentive awards for executive officers are determined on the basis of our achievement of this target. Our executive officers participate in our executive officer incentive program which is designed to motivate management to achieve, or exceed, an EBITDA level relatively consistent with our annual operating plan. Incentive payments for the past fiscal year are made on, or before, March 15th of the subsequent year. Incentive payments for 2007 were made on March 12, 2008.

The compensation committee has at times exercised discretion to increase or reduce the incentive amounts that resulted from the application of the formula in our executive officer incentive plan. While the committee made no such adjustments relative to amounts paid for 2007 performance, it has the authority to do so in the future if it determines that an adjustment would serve our interests and the goals of the executive officer incentive plan.

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

When a new executive officer is hired, an option grant will be made at the first regularly scheduled meeting of the compensation committee after the officer commences employment or by the committee’s consent resolution. The exercise price of stock options is always equal to the price of our common stock, as determined by a set formula, at the most recent quarter’s end, as there is no public market for our equity.

Subsequent option grants may be made at varying times and in varying amounts at the discretion of the compensation committee based upon the input of the Chief Executive Officer and/or the President. Historically, they have been made during our annual performance reviews in January or February. Changes in titles and responsibilities are considered when follow-on options are granted, as are other considerations taken into account in making grants when employment commences. Our policy is to have option awards vest over five years, on a pro rata basis, and for the number of shares for which options are awarded to be sufficient to provide the recipient with a meaningful incentive to remain in our employ on an on-going basis.

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

Perquisites

Our executive officers participate in the same group insurance and employee benefit plans as our other employees. The Chief Executive Officer, President/Chief Operating Officer and Chief Financial Officer are offered a club membership, at the Company’s expense, to facilitate business development. Historically, the Chief Executive Officer and President/Chief Operating Officer have availed themselves of this perquisite, while the Chief Financial Officer has not. The same officers are offered reimbursement for an annual executive physical, the usage of which varies by officer and by year, and have their income tax preparation expenses paid by us. Our use of perquisites as an element of compensation is limited and is largely based on the historical practices and policies of the Company. We do not view perquisites as a significant element of our comprehensive compensation structure, but do believe that they can be used in conjunction with our general compensation program to attract, motivate and retain desirable managers in a competitive environment.

Compensation Committee Report

The compensation committee has discussed and reviewed the Compensation Discussion and Analysis with management. Based upon this review and discussion, the compensation committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.

The compensation committee,

Anthony J. DiNovi, Chairman

Gregg A. Ostrander

Kent R. Weldon

Compensation Table

The following table sets forth information concerning the compensation of our Chief Executive Officer, Chief Financial Officer and each of our three most highly compensated executive officers, referred to as the named executive officers, during 2007.

Summary Compensation Table
Name and Principal Position	Year	Salary	Non-equity Incentive Plan Compensation (2)	Change in Pension Value and Non- qualified Deferred Compensation Earnings (3)	All Other Compensation (1)	Total
Gregg A. Ostrander	2007	$825,000	$582,368	$199,778	$30,972	$1,638,118
Chief Executive Officer and Chairman of the Board (4)	2006	816,154	102,019	176,588	30,952	1,125,713

John D. Reedy	2007	500,000	352,950	71,500	10,873	935,323
Executive Vice President and Chief Financial Officer (5)	2006	495,192	53,629	63,201	10,766	622,788

David S. Johnson	2007	475,000	335,303	—	125,489	935,792
President, Chief Operating Officer and Chief Executive Officer – Elect (6)	2006	—	—	—	—	—

Mark B. Anderson	2007	209,769	148,076	6,769	9,269	373,883
President—Crystal Farms	2006	201,846	21,860	5,984	9,059	238,749

James G. Mohr	2007	217,000	114,880	18,926	9,794	360,600
Senior Vice President— Supply Chain	2006	215,961	16,888	16,729	9,257	258,835

(1)

Reflects the value of contributions made under the Retirement Savings Plan (a defined contribution plan) and the value of life insurance premiums paid by us. Mr. Ostrander’s other compensation also includes perquisites, such as club membership, executive physicals, cellular telephone service and tax preparation fees. The tax preparation fees for Mr. Ostrander were $10,169 during 2007. Mr. Johnson received a Relocation, Commuting and Living Expenses payment of $125,000 pursuant to his employment agreement.

(2)	Payments for 2007 and 2006 performance made in the following March under our incentive plans.
(3)	The amounts in this column reflect amounts recorded by us for accounting purposes in connection with the M-Foods Holdings, Inc. 2003 Deferred Compensation Plan, but the amounts in this column are not currently receivable or accessible, nor do they necessarily reflect actual amounts that may become receivable. While an 8% return is recorded on funds contributed to the Deferred Compensation Plan for accounting purposes, the proceeds, if any, that the individuals listed in this table actually receive in the future in connection with the Deferred Compensation Plan will not necessarily track the recorded return and instead will depend on the amount of distributions to the holders of Class A Units of Michael Foods Investors, LLC. The amounts reflected in this column represent the difference between the 8% recorded return and 5.88%, which percentage is equal to 120% of the 4.9% federal long-term interest rate as of the adoption of the Deferred Compensation Plan.
(4)	Mr. Ostrander’s title as of January 1, 2008 is Executive Chairman of the Board.
(5)	Mr. Reedy’s title as of January 1, 2008 is Vice Chairman.
(6)	Mr. Johnson was hired as President, Chief Operating Officer and Chief Executive Officer – Elect as of April 2, 2007. His title as of January 1, 2008 is President and Chief Executive Officer.

None of the named executive officers received stock option awards or stock awards in 2007.

Outstanding Equity Awards at December 29, 2007

	Option Awards (1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Gregg A. Ostrander	6,856	1,713	$626.99	11/20/2013	—	—
John D. Reedy	2,432	607	626.99	11/20/2013	—	—
David S. Johnson	—	—	—	—	—	—
Mark B. Anderson	428	107	626.99	11/20/2013	—	—
James G. Mohr	828	206	626.99	11/20/2013	—	—

(1)	Stock options are with our parent, M-Foods Holdings, Inc., but are accounted for by us. All stock options vest ratably over a five year period from date of grant.

Employment Agreements

General Provisions. The employment agreement with Gregg A. Ostrander provides for automatic one year renewals beginning with the second anniversary of the closing of the Merger. The Ostrander employment agreement provides that Mr. Ostrander’s employment (i) shall terminate automatically upon his death or disability, (ii) may terminate at the option of the Company with or without cause and (iii) may terminate at the option of Mr. Ostrander for good reason. The Ostrander employment agreement provides that Mr. Ostrander will receive an annual base salary of at least $715,000 and that he will participate in certain bonus arrangements, long-term incentive plans and employee benefit plans of Michael Foods on a basis no less favorable than available to any other executive officer. The Ostrander employment agreement provides that Mr. Ostrander’s annual base salary is subject to periodic review, and once increased, the increased base salary becomes a minimum. For 2007, Mr. Ostrander was eligible to receive up to 100% of his salary as an incentive bonus under the Michael Foods, Inc. Executive Officers Incentive Plan. Mr. Ostrander is subject to a noncompetition covenant and a nonsolicitation provision.

The employment agreement with John D. Reedy provides for automatic one year renewals beginning with the second anniversary of the closing of the Merger. The Reedy employment agreement provides that Mr. Reedy’s employment (i) shall terminate automatically upon his death or disability, (ii) may terminate at the option of the Company with or without cause and (iii) may terminate at the option of Mr. Reedy for good reason. The Reedy employment agreement provides that Mr. Reedy will receive an annual base salary of at least $400,000 and that he will participate in certain bonus arrangements, long-term incentive plans and employee benefit plans of Michael Foods. For 2007, Mr. Reedy was eligible to receive up to 100%

of his salary as an incentive bonus under the Michael Foods, Inc. Executive Officers Incentive Plan. In 2008, Mr. Reedy has moved to less-than-full-time status and his base salary has been prorated accordingly. Mr. Reedy is subject to a noncompetition covenant and a nonsolicitation provision.

The employment agreement with David S. Johnson provides for automatic one year renewals beginning with the first anniversary of the agreement’s effective date. The Johnson employment agreement provides that Mr. Johnson’s employment (i) shall terminate automatically upon his death or disability, (ii) may terminate at the option of the Company with or without cause and (iii) may terminate at the option of Mr. Johnson for good reason. The Johnson employment agreement provides that Mr. Johnson will receive an annual base salary of at least $650,000, that his base salary increases to $750,000 upon being promoted to Chief Executive Officer and that he will participate in certain bonus arrangements, long-term incentive plans and employee benefit plans of Michael Foods. For 2007, Mr. Johnson was eligible to receive up to 100% of his salary as an incentive bonus under the Michael Foods, Inc. Executive Officers Incentive Plan, prorated for his time of employment by us in 2007. Mr. Johnson is subject to a noncompetition covenant and a nonsolicitation provision.

The employment agreement with James G. Mohr provides for automatic one year renewals beginning with the second anniversary of the closing of the Merger. The Mohr employment agreement provides that Mr. Mohr’s employment (i) shall terminate automatically upon his death or disability, (ii) may terminate at the option of the Company with or without cause and (iii) may terminate at the option of Mr. Mohr for good reason. The Mohr employment agreement provides that Mr. Mohr will receive an annual base salary of at least $189,000 and that he will participate in certain bonus arrangements, long-term incentive plans and employee benefit plans of Michael Foods. For 2007, Mr. Mohr was eligible to receive up to 75% of his salary as an incentive bonus under the Michael Foods, Inc. Executive Officers Incentive Plan. Mr. Mohr is subject to a noncompetition covenant and a nonsolicitation provision.

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

Mr. Ostrander may also be eligible to receive an additional payment of any excise tax imposed by Section 4999 of the Internal Revenue Code in connection with payments made in connection with the Merger and any future transactions, as well as an additional payment to cover any applicable taxes such that he will retain an amount equal to the excise taxes, after all income taxes, interest and penalties associated with all such payments. In no event shall the Company be obligated to make any such payments in connection with the Merger in excess, in the aggregate, of $6,300,000. With respect to any such payments in connection with any future transactions, the Company shall not be obligated to pay any amount in excess, in the aggregate, of $16,300,000.

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

Mr. Reedy may, under certain circumstances, also be eligible to receive an additional payment of any excise tax imposed by Section 4999 of the Internal Revenue Code in connection with payments made in connection with the Merger and any future transactions, as well as an additional payment to cover any applicable taxes such that he will retain an amount equal to the excise taxes, after all income taxes, interest and penalties associated with all such payments. In no event shall the Company be obligated to make any such payments in connection with the Merger in excess, in the aggregate, of $6,300,000. With respect to any such payments in connection with any future transactions, the Company shall not be obligated to pay any amount in excess, in the aggregate, of $16,300,000.

The Johnson employment agreement provides that if Mr. Johnson’s employment is terminated by his death or disability, Mr. Johnson, or his estate or beneficiaries, will receive a payment equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for the months of employment in that year, plus any eligible unpaid other benefits, plus two times the total of Mr. Johnson’s current annual base salary and target bonus. In addition, Mr. Johnson will receive for two years following the termination date, or until such earlier time as Mr. Johnson becomes eligible to receive comparable benefits, certain medical, dental and life insurance benefits for himself and his family.

If Mr. Johnson’s employment is terminated for cause or he terminates without good reason, such term having a meaning substantially similar to the meaning given such term in the Ostrander employment agreement, Mr. Johnson will receive his annual base salary through the date of termination and other benefits not yet paid under any plan, program, policy, contract or agreement with or practice of Michael Foods. If Mr. Johnson terminates his employment for good reason or if Michael Foods terminates his employment other than for cause, death or disability, Mr. Johnson will receive a lump sum in an amount equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for the months of employment in that year, plus any eligible unpaid other benefits, plus two times the total of Mr. Johnson’s current annual base salary and target bonus. In addition, Mr. Johnson will receive for two years following the termination date, or until such earlier time as Mr. Johnson becomes eligible to receive comparable benefits, certain medical, dental and life insurance benefits for himself and his family.

Mr. Johnson may, under certain circumstances, also be eligible to receive an additional payment of any excise tax imposed by Section 4999 of the Internal Revenue Code in connection with any payments made in connection with any future transactions, as well as an additional payment to cover any applicable taxes such that he will retain an amount equal to the excise taxes, after all income taxes, interest and penalties associated with all such payments. In no event shall the Company be obligated to make any such payments in connection with any future transactions in excess, in the aggregate, of $16,300,000.

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

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee are Gregg A. Ostrander, Anthony J. DiNovi and Kent R. Weldon. The compensation arrangements for our Chief Executive Officer and certain of our executive officers were established pursuant to the terms of the respective employment agreements between us and each executive officer. The terms of the employment agreements were established pursuant to arms-length negotiations between representatives of Thomas H. Lee Partners, L.P. and each executive officer. Mr. Ostrander was our Chief Executive Officer in 2007. No compensation committee interlock relationships existed in 2007.

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

Directors’ fees and travel and reimbursed meeting expenses incurred by us in 2007 totaled $132,510. Fees earned or paid in cash by us to non-employee directors in 2007 were as follows:

Name	Fees Earned or Paid in Cash	Other Compensation	Total
Mr. Abbrecht	$—	$—	$—
Mr. DiNovi	—	—	—
Mr. Jenko	31,500	—	31,500
Mr. Weil	29,500	—	29,500
Mr. Weldon	—	—	—

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

Fifty percent of the then 25,000 option shares initially reserved for issuance under this stock option plan were issued to Messrs. Ostrander, Reedy, James Clarkson (our deceased former President), Mohr and Max Hoffmann (Vice President and Chief Financial Officer for the Crystal Farms Division) in 2003. As amended in 2004, the plan provides for a total of 32,277 shares being reserved (including the 25,000 initially reserved). The plan provides that the exercise price is payable (1) in cash, (2) after an initial public offering of Michael Foods’ common stock, through simultaneous sales of underlying shares by brokers or (3) through the exchange of M-Foods Holdings, Inc. securities held by the optionee for longer than six months.

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

The following table sets forth certain information, as of March 24, 2008, regarding beneficial ownership of Michael Foods Investors, LLC by: (i) each person or entity owning any class of Michael Foods Investors, LLC’s outstanding securities and (ii) each member of Michael Foods Investors, LLC’s management committee (which, with the exception of Charles Weil, is identical to the board of directors of Michael Foods), each of our currently serving named executive officers and all members of the management committee and executive officers as a group. Michael Foods Investors, LLC’s outstanding securities consist of approximately 2,966,818.01 Class A Units, 263,681.99 Class B Units, 330,000 Class C Units, and 7,500 Class D Units. The Class A Units, Class B Units, Class C Units and Class D Units generally have identical rights and preferences, except that the Class C and D Units are non-voting and have different rights with respect to certain distributions as described, relative to the Class C Units, in our Form 10-K for 2003. To our knowledge, each of these securityholders has sole voting and investment power as to the units shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934.

	Securities Beneficially Owned
Name and Address	Number of Class A Units	Number of Class B Units	Percentage of Class A and B Units	Number of Class C Units	Percentage of Class C Units	Number of Class D Units	Percentage of Class D Units
Principal Security holders:
Thomas H. Lee Partners L.P. and affiliates (1)	2,900,000.00	—	89.8%	—	—	—	—
Management Committee Members and Executive Officers:
Gregg A. Ostrander (2)(3)	22,806.09	70,916.91	2.9%	84,600	25.6%	—	—
John D. Reedy (2)(4)	7,707.96	17,292.04	0.8%	25,000	7.6%	—	—
David S. Johnson (2)(5)	—	—	—	—	—	7,500	100%
James G. Mohr (2)	5,728.70	11,271.30	0.5%	17,000	5.2%	—	—
Mark Westphal (2)	84.18	1,915.82	0.1%	2,000	0.6%	—	—
Mark D. Witmer (2)	13.68	4,986.32	0.2%	5,000	1.5%	—	—
Mark B. Anderson (2)	10.95	3,989.05	0.1%	4,000	1.2%	—	—
Anthony J. DiNovi (1)	—	—	—	—	—	—	—
Kent R. Weldon (1)	—	—	—	—	—	—	—
Todd M. Abbrecht (1)	—	—	—	—	—	—	—
Charles D. Weil (6)	—	—	—	—	—	—	—
Jerome J. Jenko (7)	500.00	—	0.0%	—	—	—	—
All management committee members and named executive officers as a group (12 persons)	36,851.56	110,371.44	4.6%	137,600	41.7%	7,500	100%

(1)	Includes interests owned by each of Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Equity (Cayman) Fund V, L.P., Thomas H. Lee Investors Limited Partnership, 1997 Thomas H. Lee Nominee Trust, Great-West Investors LP. Thomas H. Lee Equity Fund V, L.P. and Thomas H. Lee Parallel Fund V, L.P. are Delaware limited partnerships, whose general partner is THL Equity Advisors V, LLC, a Delaware limited liability company. Thomas H. Lee Equity (Cayman) Fund V, L.P. is an exempted limited partnership formed under the laws of the Cayman Islands, whose general partner is THL Equity Advisors V, LLC, a Delaware limited liability company registered in the Cayman Islands as a foreign company. Thomas H. Lee Advisors, LLC, a Delaware limited liability company, is the general partner of Thomas H. Lee Partners, L.P., a Delaware limited partnership, which is the sole member of THL Equity Advisors V, LLC. Thomas H. Lee Investors Limited Partnership (f/k/a THL-CCI Limited Partnership) is a Massachusetts limited partnership, whose general partner is THL Investment Management Corp., a Massachusetts corporation. The 1997 Thomas H. Lee Nominee Trust is a trust with U.S. Bank, N.A. serving as Trustee. Thomas H. Lee has voting and investment control over common shares owned of record by the 1997 Thomas H. Lee Nominee Trust. Each of Anthony J. DiNovi, Kent R. Weldon and Todd M. Abbrecht is a managing director of Thomas H. Lee Advisors, LLC. As managing directors of Thomas H. Lee Advisors, LLC, each of Mr. DiNovi, Mr. Weldon and Mr. Abbrecht has shared voting and investment power over, and therefore, may be deemed to beneficially own member units of Michael Foods Investors, LLC held of record by Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P. and Thomas H. Lee Equity (Cayman) Fund V, L.P. Each of these individuals disclaims beneficial ownership of these units except to the extent of their pecuniary interest therein. The address of Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Equity (Cayman) Fund V, L.P., Thomas H. Lee Investors Limited Partnership, the 1997 Thomas H. Lee Nominee Trust, Anthony J. DiNovi, Todd M. Abbrecht and Kent R. Weldon is 100 Federal Street, 35th Floor, Boston, MA 02110. Great-West Investors LP is a co-investment entity of Thomas H. Lee Partners and disclaims beneficial ownership of any securities other than the securities held directly by it. The address for Great-West Investors LP is c/o Great-West Life and Annuity Company, 8515 E. Orchard Road,3T2, Greenwood Village, CO 80111.
(2)	The address for Messrs. Ostrander, Reedy, Johnson, Mohr, Westphal, Witmer and Anderson is c/o Michael Foods, Inc., 301 Carlson Parkway, Suite 400, Minnetonka, MN 55305.
(3)	In 2004, Mr. Ostrander placed 47,277 Class B units and 56,400 Class C units into irrevocable trusts for two adult children and one minor child. Mr. Ostrander disclaims beneficial ownership of these units.

(4)	In 2003, Mr. Reedy gifted 15,000 Class B units and 15,000 Class C units to his two adult children. In 2004, Mr. Reedy gifted 10,000 Class B units and 10,000 Class C units to his two adult children. Mr. Reedy disclaims beneficial ownership of these units.
(5)	In April 2007, Mr. Johnson was hired as our President, Chief Operating Officer and Chief Executive Officer-Elect. He concurrently purchased Class D units which vest one-third each year for the next three years beginning April 1, 2008.
(6)	The address for Mr. Weil is c/o M.A. Gedney Company, 2100 Stoughton Ave., Chaska, MN 55318.
(7)	The address for Mr. Jenko is c/o Goldsmith, Agio, Helms and Company, First Bank Place, Suite 4600, 601 Second Avenue South, Minneapolis, MN 55402.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 29, 2007.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders (1)	27,195	$662.27	3,663
Equity compensation plans not approved by securityholders	—	—	—

Total	27,195	$662.27	3,663

(1)	Stock options are granted by our parent, M-Foods Holdings, Inc.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence Statement

We are not a listed issuer, but have evaluated the independence of our Board of Directors and committee members using the independence standards of the New York Stock Exchange. Our Board has determined that Jerome J. Jenko and Charles D. Weil are independent directors within the meaning of the rules of the New York Stock Exchange. Messrs. Jenko and Weil are members of our audit committee. In addition, Mr. Abbrecht is a member of our audit committee, but as a result of his position with Thomas H. Lee Partners, L. P., Mr. Abbrecht has not been determined by our Board of Directors to be independent within the meaning of the applicable rules. Messrs. DiNovi and Weldon are non-management members of our compensation committee, but as a result of their positions with Thomas H. Lee Partners, L. P., Messrs. DiNovi and Weldon have not been determined by our Board of Directors to be independent within the meaning of the applicable rules.

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

The securityholders agreement provides that Thomas H. Lee Partners, L.P., the management investors and all other parties to the agreement will vote all of their units to elect and continue in office management committees or boards of directors of Michael Foods Investors and each of its subsidiaries, other than subsidiaries of the Company, consisting of up to five members or directors composed of:

•	one person designated by Thomas H. Lee Equity Fund V, L.P.;

•	one person designated by Thomas H. Lee Parallel Fund V, L.P.;

•	one person designated by Thomas H. Lee Cayman Fund V, L.P.;

•	the chief executive officer of Michael Foods Investors, LLC; and

•	one person designated by the chief executive officer of Michael Foods Investors, LLC.

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

Management Unit Subscription Agreements

Under the management unit subscription agreements, management, immediately prior to the Merger, contributed to Michael Foods Investors shares of prior M-Foods Holdings common stock for Class A Units, Class B Units and Class C Units of Michael Foods Investors based on a $100 per Class A Unit price and a $2.00 per Class B and Class C Unit price. Following the Merger, the executives held approximately 10% of the outstanding Class A and Class B units combined, and 100% of the outstanding Class C units. Class D units were added in 2007 upon the hiring of Mr. Johnson. The Class D units for Mr. Johnson vest one-third each year on the anniversary date of his hiring, with the first one-third vesting on April 1, 2008, second one-third on April 1, 2009 and the last one-third on April 1, 2010.

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

Management Agreement

Pursuant to the management agreement entered into in connection with the transactions, THL Managers V, LLC, an affiliate of Thomas H. Lee Partners, L.P., renders to Michael Foods and each of its subsidiaries, certain advisory and consulting services. In consideration of those services, we pay to THL Managers V, LLC semi-annually an aggregate per annum management fee equal to the greater of:

•	$1,500,000; or

•	An amount equal to 1.0% of our consolidated earnings before interest, taxes, depreciation and amortization for that fiscal year, but before deduction of any such fee.

We also indemnify THL Managers V, LLC and its affiliates from and against all losses, claims, damages and liabilities arising out of, or related to, the performance by THL Managers V, LLC of the services pursuant to the management agreement.

Policies and Procedures for Reviewing Related Party Transactions

We have not adopted any written policies or procedures governing the review, approval or ratification of related party transactions. However, our Board of Directors reviews, approves or ratifies, when necessary, all transactions with related parties. The related party transactions described herein were entered into as part of the Merger. Such agreements have not been amended since the Merger. We did not enter into any new related party transactions during 2007.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) was our principal accountant for the years ended December 29, 2007 and December 30, 2006. Total fees paid to PricewaterhouseCoopers for audit services rendered during 2007 and 2006 were $370,000 and $354,000, respectively.

Audit-Related Fees

Total fees paid to PricewaterhouseCoopers for audit-related services rendered during 2007 and 2006 were $50,145 and $170,149, respectively, consisting primarily of consultation on matters related to proposed transactions, employee benefit plans, potential acquisitions and accounting consultation.

Tax Fees

Total fees paid to PricewaterhouseCoopers for tax services rendered during 2007 and 2006 were $100,075 and $116,250, respectively, related primarily to tax planning, compliance and consultation.

All Other Fees

There were no fees paid to PricewaterhouseCoopers under this category during 2007 or 2006.

Audit Committee Pre-Approval Policy

Under policies and procedures adopted by the audit committee of our Board of Directors, our principal accountant may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, nor may our principal accountant be engaged to provide any other non-audit service unless the audit committee or its Chairman pre-approve the engagement of our accountant to provide both audit and permissible non-audit services. If the Chairman pre-approves any engagement or fees, he is to make a report to the full audit committee at its next meeting. One hundred percent (100%) of all services provided by our principal accountant in 2007 were pre-approved by the audit committee or its Chairman.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements of the Company, and the related Report of Independent Registered Public Accounting Firm, are included in this report:

1. Financial Statements

MICHAEL FOODS, INC.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006

Consolidated Statements of Earnings for the fiscal years ended December 2007, 2006 and 2005

Consolidated Statements of Shareholder’s Equity and Comprehensive Income for the fiscal years ended December 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the fiscal years ended December 2007, 2006 and 2005

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

(b) Exhibits and Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated October 10, 2003, by and among M-Foods Investors, LLC, THL Food Products Holdings Co., THL Food Products Co., M-Food Holdings, Inc. and certain shareholders of M-Foods Holdings, Inc. (1)

2.2	Letter Agreement, Amending Merger Agreement dated October 17, 2003, by and among M-Foods Investors, LLC, THL Food Products Holdings Co., THL Food Products Co. and M-Foods Holdings, Inc. (6)

2.3	Letter Agreement, Amending Merger Agreement dated October 24, 2003, by and among M-Foods Investors, LLC, THL Food Products Holdings Co., THL Food Products Co. and M-Foods Holdings, Inc. (6)

2.4	Letter Agreement, Amending Merger Agreement dated November 17, 2003, by and among M-Foods Investors, LLC, THL Food Products Holdings Co., THL Food Products Co. and M-Foods Holdings, Inc. (6)

3.1	Amended and Restated Certificate of Incorporation of Michael Foods, Inc. (f/k/a M-Foods Holdings, Inc.) (2)

Exhibit No.	Description
3.2	Certificate of Merger of THL Food Products Co. with and into M-Foods Holdings, Inc., dated November 20, 2003 (2)

3.3	Agreement and Plan of Merger, dated November 20, 2003, by and among M-Foods Holdings, Inc. and Michael Foods, Inc. (2)

3.4	Certificate of Merger of Michael Foods, Inc. with and into M-Foods Holdings, Inc., dated November 20, 2003 (2)

3.5	Bylaws of Michael Foods, Inc. (f/k/a M-Foods Holdings, Inc.) (2)

4.1	Indenture, dated March 27, 2001, between Michael Foods Acquisition Corp. and BNY Midwest Trust Company, as trustee (3)

4.2	Supplemental Indenture, dated as of April 10, 2001, by and among Michael Foods, Inc., M-Foods Holdings, Inc., Michael Foods of Delaware, Inc., Northern Star Co., Minnesota Products, Inc., Farm Fresh Foods of Nevada, Inc., Crystal Farms Refrigerated Distribution Company, WFC, Inc., Wisco Farm Cooperative, M. G. Waldbaum Company, Papetti’s Hygrade Egg Products, Inc., Casa Trucking, Inc., Papetti Electroheating Corporation, Kohler Mix Specialties, Inc., Midwest Mix, Inc., Kohler Mix Specialties of Connecticut, Inc. and BNY Midwest Trust Company, as trustee (3)

4.3	Fourth Supplemental Indenture, dated as of October 31, 2003, by and among Michael Foods, Inc. and BNY Midwest Trust Company (2)

4.4	Collateral Pledge and Security Agreement, dated March 27, 2001, between Michael Foods Acquisition Corp., and Banc of America Securities, LLC and Bear, Stearns & Co. and BNY Midwest Trust Company as collateral agent and securities intermediary (3)

4.5	Indenture, dated November 20, 2003, among Michael Foods, Inc., the Guarantors party thereto and Wells Fargo Bank Minnesota, National Association, as trustee (2)

4.6	Registration Rights Agreement, dated November 20, 2003, among Michael Foods, Inc., the Subsidiary Guarantors party thereto and Banc of America Securities LLC, Deutsche Bank Securities Inc. and UBS Securities LLC (2)

10.1	Credit Agreement dated as of November 20, 2003, among THL Food Products Co., as Borrower, THL Food Products Holding Co., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc., as Joint Lead Arrangers and Joint Book Managers, Deutsche Bank Securities Inc. and UBS Securities LLC, as Co-Syndication Agents, and General Electric Capital Corporation and Cooperative Centrale Raiffeisen—Boerenleenbank B.A., “Rabobank International,” New York Branch, as Co-Documentation Agents (2)

10.2	Senior Unsecured Term Loan Agreement dated as of November 20, 2003, among THL Food Products Co., as Borrower, THL Food Products Holding Co., Bank of America, N.A., as Administrative Agent, the lenders party thereto, Bank of America Securities LLC and Deutsche Bank Securities, Inc., as Joint Lead Arrangers and Joint Book Managers, and Deutsche Bank Securities Inc. and UBS Securities LLC, as Co-Syndication Agents (2)

10.3	Employment Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and Gregg A. Ostrander (6)

10.4	Employment Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and John D. Reedy (6)

10.5	Employment Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and James D. Clarkson (6)

Exhibit No.	Description
10.6	Employment Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and James Mohr (6)

10.7	Employment Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and Max R. Hoffmann (6)

10.8	Senior Management Unit Subscription Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and Gregg A. Ostrander (6)

10.9	Senior Management Unit Subscription Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and John D. Reedy (6)

10.10	Senior Management Unit Subscription Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and James D. Clarkson (6)

10.11	Senior Management Unit Subscription Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and James Mohr (6)

10.12	Senior Management Unit Subscription Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and Max R. Hoffmann (6)

10.13	Stock Option Agreement, dated November 20, 2003, between Gregg A. Ostrander and M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.) (6)

10.14	Stock Option Agreement, dated November 20, 2003, between John D. Reedy and M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.) (6)

10.15	Stock Option Agreement, dated November 20, 2003, between James D. Clarkson and M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.) (6)

10.16	Stock Option Agreement, dated November 20, 2003, between James Mohr and M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.) (6)

10.17	Stock Option Agreement, dated November 20, 2003, between Max R. Hoffmann and M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.) (6)

10.18	M-Foods Holdings, Inc. Amended and Restated 2003 Stock Option Plan (9)

10.19	Management Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and THL Managers V, LLC (6)

10.20	Securityholders Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and the other parties thereto (6)

10.21	Amended and Restated Limited Liability Company Agreement of Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC), dated November 20, 2003, between THL-MF Investors, LLC and the other parties thereto (6)

10.22	Subscription and Share Purchase Agreement, dated November 20, 2003, between M-Foods Holdings, Inc. (formerly known as THL Food Products Holding Co.) and Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) (6)

10.23	Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc., as successor to Michael Foods, Inc., a Delaware corporation and A&A Urban Renewal, relating to the lease of a facility located at 100 Trumbull St., Elizabeth, NJ (4)

10.24	Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc., as successor to Michael Foods, Inc., a Delaware corporation, and Papetti Holding Company, et al., relating to the lease of a facility located at 877-879 E. North Ave., Elizabeth, NJ (4)

10.25	Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc., as successor to Michael Foods, Inc., a Delaware corporation, and Papetti Holding Company, relating to the lease of a facility located at 847-855 E. North Ave., Elizabeth, NJ (4)

Exhibit No.	Description

10.26	Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc. as successor to Michael Foods, Inc., a Delaware corporation, and Jersey Pride Urban Renewal, relating to the lease of a facility located at One Papetti Plaza, Elizabeth, NJ (4)

10.27	North Carolina State University Consolidated, Restated and Amended License Agreement, dated June 9, 2000, by and between North Carolina State University and the Company (5)

10.28	Form of Stock Option Agreement pursuant to the M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.) 2003 Stock Option Plan (6)

10.29	M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.) Deferred Compensation Plan, dated November 20, 2003 (6)

10.30	Michael Foods, Inc. Executive Officers Incentive Plan (6)

10.31	Michael Foods, Inc. Senior Management, Officers and Key Employees Incentive Plan (6)

10.32	Amendment No. 1 to the Senior Unsecured Term Loan Agreement dated as of September 17, 2004, among Michael Foods, Inc., M-Foods Holdings, Inc., the banks, financial institutions and other institutional lender parties to the Senior Unsecured Term Loan Agreement and Bank of America, N.A., as administrative agent (7)

10.33	Amendment No. 1 to Credit Agreement dated as of September 17, 2004, among Michael Foods, Inc., M-Foods Holdings, Inc., the banks, financial institutions and other institutional lender parties to Credit Agreement and Bank of America, N.A., as administrative agent (7)

10.34	Amendment No. 2 to Credit Agreement dated as of May 18, 2005, among Michael Foods, Inc., M-Foods Holdings, Inc., the banks, financial institutions and other institutional lender parties to Credit Agreement and Bank of America, N.A., as administrative agent (8)

10.35	Amendment No. 3 to Credit Agreement dated as of November 22, 2005, among Michael Foods, Inc., M-Foods Holdings, Inc., the banks, financial institutions and other institutional lender parties to Credit Agreement and Bank of America, N.A., as administrative agent (9)

10.36	First Amendment, dated as of September 30, 2006, to Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc., as successor to Michael Foods, Inc., a Delaware corporation and A&A Urban Renewal, relating to the lease of a facility located at 100 Trumbull St., Elizabeth, NJ (11)

10.37	First Amendment, dated as of September 30, 2006, to Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc., as successor to Michael Foods, Inc., a Delaware corporation, and Papetti Holding Company, et al., relating to the lease of a facility located at 877-879 E. North Ave., Elizabeth, NJ (11)

10.38	First Amendment, dated as of September 30, 2006, to Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc., as successor to Michael Foods, Inc., a Delaware corporation, and Papetti Holding Company, relating to the lease of a facility located at 847-855 E. North Ave., Elizabeth, NJ (11)

10.39	First Amendment, dated as of September 30, 2006, to Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc. as successor to Michael Foods, Inc., a Delaware corporation, and Jersey Pride Urban Renewal, relating to the lease of a facility located at One Papetti Plaza, Elizabeth, NJ (11)

10.40	Employment Agreement, dated as of the 2nd day of April, 2007, by and among Michael Foods, Inc. and David S. Johnson (12)

10.41	First Amendment to Michael Foods Investors, LLC Amended and Restated Limited Liability Company Agreement (12)

10.42	First Amendment to Michael Foods Investors, LLC Securityholders Agreement (12)

10.43	Senior Management Unit Subscription Agreement dated as of April 2, 2007, by and among Michael Foods Investors, LLC and David S. Johnson

10.44	David S. Johnson Indemnity Agreement

12.1	Computation of ratio of earnings to fixed charges

14.1	Business Conduct Policy (10)

21.1	Subsidiaries of Michael Foods, Inc.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

(1)	Incorporated by reference from the Predecessor’s current report on Form 8-K filed with the Commission on October 16, 2003.
(2)	Incorporated by reference from the Company’s Form S-4 Registration Statement (Registration No. 333-112714) filed with the Commission on February 11, 2004.
(3)	Incorporated by reference from Amendment No. 1 to the Predecessor’s Form S-4 Registration Statement (Registration No. 333-63722) filed with the Commission on July 18, 2001.
(4)	Incorporated by reference from the 2001 predecessor’s current report on Form 8-K filed with the Commission on November 22, 2000.
(5)	Incorporated by reference from the 2001 predecessor’s quarterly report on Form 10-Q filed with the Commission on November 22, 2000.
(6)	Incorporated by reference from the Company’s report on Form 10-K filed with the Commission on March 30, 2004.
(7)	Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on September 22, 2004.
(8)	Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on May 23, 2005.
(9)	Incorporated by reference from the Company’s report on Form 10-K filed with the Commission on March 23, 2006.
(10)	Incorporated by reference from the Company’s report on Form 10-K filed with the Commission on March 29, 2005.
(11)	Incorporated by reference from the Company’s report on Form 10-K filed with the Commission on March 29, 2007.
(12)	Incorporated by reference from the Company’s report on Form 10-Q filed with the Commission on May 14, 2007.

SCHEDULE II

MICHAEL FOODS, INC. AND SUBSIDIARIES

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for Doubtful Accounts
2005	$4,682	$0	$358	$4,324
2006	$4,324	$0	$174	$4,150
2007	$4,150	$0	$230	$3,920

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHAEL FOODS, INC.

Date: March 24, 2008	By:	/S/ DAVID S. JOHNSON
David S. Johnson
(Chief Executive Officer, President and Director)

Date: March 24, 2008	By:	/s/ MARK W. WESTPHAL
Mark W. Westphal
(Senior Vice President, Chief Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ TODD M. ABBRECHT	March 24, 2008
Todd M. Abbrecht
(Director)

/s/ ANTHONY J. DINOVI	March 24, 2008
Anthony J. DiNovi
(Director)

/s/ JEROME J. JENKO	March 24, 2008
Jerome J. Jenko
(Director)

/s/ CHARLES D. WEIL	March 24, 2008
Charles D. Weil
(Director)

/s/ KENT R. WELDON	March 24, 2008
Kent R. Weldon
(Director)

/s/ GREGG A. OSTRANDER	March 24, 2008
Gregg A. Ostrander
(Executive Chairman)

MICHAEL FOODS, INC.

(A Wholly Owned Subsidiary of M-Foods Holdings, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder

of Michael Foods, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Michael Foods, Inc. and its subsidiaries (the Company), a wholly owned subsidiary of M-Foods Holdings, Inc., at December 29, 2007, December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note C to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

/s/ PricewaterhouseCoopers LLP

Minneapolis, MN

March 24, 2008

MICHAEL FOODS, INC.

(A Wholly Owned Subsidiary of M-Foods Holdings, Inc.)

CONSOLIDATED BALANCE SHEETS

For the Years Ended December 29, 2007 and December 30, 2006

(In Thousands, Except Share and Per Share Data)

	2007	2006
ASSETS
Current Assets
Cash and equivalents	$30,077	$21,576
Accounts receivable, less allowances	132,922	105,305
Inventories	114,758	103,420
Prepaid expenses and other	7,711	8,201

Total Current Assets	285,468	238,502

Property, Plant And Equipment
Land	4,044	4,044
Buildings and improvements	123,839	118,890
Machinery and equipment	333,755	301,656

	461,638	424,590
Less accumulated depreciation	222,772	165,527

	238,866	259,063

Other Assets
Goodwill	518,264	521,435
Intangible assets, net	201,449	216,680
Other assets	29,814	28,083

	749,527	766,198

	$1,273,861	$1,263,763

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Current maturities of long-term debt	$2,479	$837
Accounts payable	95,419	72,246
Accrued liabilities
Compensation	20,651	11,894
Customer programs	40,094	39,766
Other	32,244	35,401

Total Current Liabilities	190,887	160,144
Long-term debt, less current maturities	599,304	644,957
Deferred income taxes	102,284	117,575
Other long-term liabilities	21,297	16,293
Commitment and contingencies	—	—
Shareholder’s Equity
Common stock, $0.01 par value, 3,000 shares authorized, issued and outstanding in 2007 and 2006	—	—
Additional paid-in capital	265,819	260,935
Retained earnings	88,393	61,466
Accumulated other comprehensive income	5,877	2,393

	360,089	324,794

	$1,273,861	$1,263,763

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS, INC.

(A Wholly Owned Subsidiary of M-Foods Holdings, Inc.)

CONSOLIDATED STATEMENTS OF EARNINGS

For the Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

(In Thousands)

	2007	2006	2005
Net sales	$1,467,762	$1,247,348	$1,242,498
Cost of sales	1,223,416	1,016,832	1,005,418

Gross profit	244,346	230,516	237,080
Selling, general and administrative expenses	147,375	133,287	130,833
Plant closing expenses	1,525	3,139	—

Operating profit	95,446	94,090	106,247
Interest expense, net	52,490	55,928	47,119
Loss on early extinguishment of debt	—	—	5,548

Earnings before income taxes and equity in losses of unconsolidated subsidiary	42,956	38,162	53,580
Income tax expense	15,391	16,294	14,266

Earnings before equity in losses of unconsolidated subsidiary	27,565	21,868	39,314
Equity in losses of unconsolidated subsidiary	—	2,713	455

Net earnings	$27,565	$19,155	$38,859

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS, INC.

(A Wholly Owned Subsidiary of M-Foods Holdings, Inc.)

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

AND COMPREHENSIVE INCOME

For the Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

(In Thousands)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total Shareholder’s Equity
Balance at January 1, 2005	3	$—	$254,617	$6,751	$(3,975)		$257,393
Net earnings	—	—	—	38,859	—	$38,859
Interest rate cap	—	—	—	—	64	64
Foreign currency translation adjustment	—	—	—	—	590	590
Futures gain	—	—	—	—	7,109	7,109

Comprehensive income	—	—	—	—	—	$46,622	46,622

Balance at December 31, 2005	3	—	254,617	45,610	3,788		304,015
Adoption of Staff Accounting Bulletin No. 108 (net of $2,021 of income tax)	—	—	—	(3,299)	—	—	(3,299)
Capital invested by parent	—	—	4,909	—	—	—	4,909
Stock option exercise	—	—	766	—	—	—	766
Non-cash stock option compensation	—	—	643	—	—	—	643
Net earnings	—	—	—	19,155	—	$19,155
Interest rate cap	—	—	—	—	559	559
Foreign currency translation adjustment	—	—	—	—	(1,012)	(1,012)
Futures loss	—	—	—	—	(942)	(942)

Comprehensive income	—	—	—	—	—	$17,760	17,760

Balance at December 30, 2006	3	—	260,935	61,466	2,393		324,794
Capital invested by parent	—	—	4,806	—	—	—	4,806
Non-cash stock option compensation	—	—	78	—	—	—	78
Adoption of FASB Interpretation No. 48	—	—	—	(638)	—	—	(638)
Net earnings	—	—	—	27,565	—	$27,565
Foreign currency translation adjustment	—	—	—	—	3,124	3,124
Futures gain	—	—	—	—	360	360

Comprehensive income	—	—	—	—	—	$31,049	31,049

Balance at December 29, 2007	3	$—	$265,819	$88,393	$5,877		$360,089

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS, INC.

(A Wholly Owned Subsidiary of M-Foods Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

(In Thousands)

	2007	2006	2005
Cash flow from operating activities:
Net earnings	$27,565	$19,155	$38,859
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	59,712	59,305	54,531
Amortization of intangibles	15,331	15,553	15,561
Amortization of deferred financing costs	4,435	4,743	1,993
Write-off of assets related to plant closing	1,293	2,894	—
Write-off of Belgian joint venture	—	2,713	—
Write-off deferred financing costs	—	—	4,134
Deferred income taxes	(15,578)	(15,530)	(12,259)
Preferred return on deferred compensation	1,300	1,204	968
Non-cash stock option compensation	78	643	—
Changes in operating assets and liabilities:
Accounts receivable	(26,551)	(2,115)	(1,348)
Inventories	(9,833)	(5,634)	(6,678)
Prepaid expenses and other	548	493	6,633
Accounts payable	20,597	2,872	3,532
Accrued liabilities	19,065	(9,530)	(1,524)

Net cash provided by operating activities	97,962	76,766	104,402
Cash flows from investing activities:
Capital expenditures	(38,120)	(33,806)	(40,690)
Purchase of other assets	(102)	(98)	(817)

Net cash used in investing activities	(38,222)	(33,904)	(41,507)
Cash flows from financing activities:
Payments on revolving line of credit	(18,000)	(1,200)	—
Proceeds from revolving line of credit	18,000	1,200	—
Payments on long-term debt	(51,777)	(64,070)	(140,372)
Proceeds from long-term debt	—	—	88,188
Proceeds from stock option exercise	—	766	—
Payments on stock option exercises/ share repurchases	(93)	—	—
Additional capital invested by parent	500	—	—
Deferred financing costs	(162)	(162)	(378)

Net cash used in financing activities	(51,532)	(63,466)	(52,562)
Effect of exchange rate changes on cash	293	1	30

Net increase (decrease) in cash and equivalents	8,501	(20,603)	10,363
Cash and equivalents at beginning of period	21,576	42,179	31,816

Cash and equivalents at end of period	$30,077	$21,576	$42,179

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$45,383	$51,448	$47,693
Income taxes	22,618	26,101	30,387

Non-cash industrial revenue bond guarantees	$6,000	$—	$10,250
Non-cash capital investment by parent	4,306	4,909	—

The accompanying notes are an integral part of these financial statements.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

The Company is a diversified producer and distributor of food products in three areas—egg products, cheese and other dairy case products, and potato products.

Michael Foods, Inc. is a wholly-owned subsidiary of M-Foods Holdings, Inc. (“Holdings” or “Parent”). M-Foods Holdings, Inc. is a wholly-owned subsidiary of Michael Foods Investors, LLC, whose members include affiliates of Thomas H. Lee Partners L.P. and certain members of our management.

Principles of Consolidation and Fiscal Year

The consolidated financial statements include the accounts of Michael Foods, Inc. and all wholly and majority owned subsidiaries in which it has control. All significant intercompany accounts and transactions have been eliminated. The Company’s investments in non-controlled entities in which it has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method. The Company utilizes a fifty-two, fifty-three week fiscal year ending on the Saturday nearest to December 31. The periods presented are as follows:

Fiscal year 2007 contained a fifty-two week period and ended December 29, 2007.

Fiscal year 2006 contained a fifty-two week period and ended December 30, 2006.

Fiscal year 2005 contained a fifty-two week period and ended December 31, 2005.

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

Accounts Receivable

We grant credit to our customers in the normal course of business, but generally do not require collateral or any other security to support amounts due. Management performs on-going credit evaluations of customers. We maintain an allowance for potential credit losses based on historical write-off experience which, when realized, have been within management’s expectations. The allowance was $3,920,000 and $4,150,000 at December 29, 2007 and December 30, 2006, respectively.

Inventories

Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful lives of generally one to two years.

Inventories consisted of the following as of the years ended, (in thousands):

	2007	2006
Raw materials and supplies	$20,225	$18,485
Work in process and finished goods	67,340	62,220
Flocks	27,193	22,715

	$114,758	$103,420

Accounting for Hedging Activities

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

We do not trade or use instruments with the objective of earning financial gains on the commodity price, nor do we use instruments where there are not underlying exposures. All derivatives are recognized at their fair value. The fair values at December 29, 2007 resulted in an asset of approximately $853,000 included in prepaid expenses and other current assets. As of December 29, 2007 we have a gain on corn and soybean meal futures contracts of $360,000 deferred as a component of Accumulated Other Comprehensive Gain or (Loss) (“AOCG” or “AOCL”) in the equity section of our balance sheet and a corresponding amount is recorded in other current assets or liabilities, as appropriate. The amounts deferred are subsequently recognized in cost of sales when the associated products are sold. The cost or benefit of contracts closed prior to the execution of the underlying purchase is deferred until the anticipated purchase occurs. As a result of the volatility of the markets, deferred gains and losses in AOCG or AOCL may fluctuate until the related contract is closed.

We document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, we assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. If it is determined that a derivative ceases to be a highly effective hedge, the derivative expires or is sold, terminated or exercised or the forecasted transaction being hedged will no longer occur, we will discontinue hedge accounting, and any deferred gains or losses on the derivative instrument will be recognized in earnings during the period in which it no longer qualifies as a hedge. The amount of ineffectiveness, included in cost of sales, was immaterial for 2007, 2006 and 2005.

Property, Plant and Equipment

Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on the straight-line basis. Estimated service lives range from 10-30 years for buildings and improvements and 3-15 years for machinery and equipment. Maintenance and repairs are charged to expense in the year incurred and renewals and betterments are capitalized. The costs and accumulated depreciation of assets sold or disposed of are removed from the accounts and the resulting gain or loss is reflected in earnings.

We capitalized $93,000, $803,000 and $461,000 of interest relating to the construction and installation of property, plant and equipment in 2007, 2006 and 2005, respectively.

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

Each segment’s share of goodwill as of the years ended, (in thousands):

	2007	2006
Egg Products	$426,340	$428,940
Crystal Farms	32,068	32,290
Potato Products	59,856	60,205

	$518,264	$521,435

The change in the carrying amount of goodwill for the period ended December 29, 2007 of $3,171,000 was due to the reversal of unrecognized tax benefits related to expiring statute of limitations.

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

Our intangible assets as of the years ended, (in thousands):

	2007	2006
Amortized intangible assets, principally customer relationships	$229,915	$230,615
Accumulated amortization	(62,591)	(47,960)

	167,324	182,655
Indefinite lived intangible assets, trademarks	34,125	34,025

	$201,449	$216,680

The aggregate amortization expense in 2007, 2006, and 2005 was $15,331,000, $15,553,000, and $15,561,000, respectively. The estimated amortization expense for years 2008 through 2012 is as follows (in thousands):

2008	$15,331
2009	15,331
2010	15,331
2011	15,331
2012	15,331

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

Deferred Financing Costs

Deferred financing costs are included in other assets and are being amortized using the effective interest rate method over the lives of the respective debt agreements. Our deferred financing costs are as follows for the years ended (in thousands):

	2007	2006
Deferred financing costs	$31,597	$31,435
Accumulated amortization	(18,707)	(14,272)

	$12,890	$17,163

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

In September 2006 we evaluated our investment in Belovo S.A. and, based on continuing losses and the financial position of Belovo, recorded a valuation adjustment on the investment. In September 2006 we recorded approximately $900,000 of losses related to Belovo’s 2006 operations and we adjusted the value of our investment in Belovo to zero by recording approximately $1,800,000 of a valuation adjustment. In September 2007 Belovo’s management completed a recapitalization of Belovo S. A. As of December 29, 2007 we held a 12.05% ownership in the successor entity BNL Food Investments Limited.

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

Customer incentive programs include customer rebates, volume discounts and allowance programs. We have contractual arrangements with our customers and utilize agreed-upon discounts to determine the accrued promotion costs related to these customers. In addition, we have contractual arrangements with end-user customers and utilize historical experience to estimate this accrual.

Advertising

Advertising costs are expensed as incurred. Our advertising expense in 2007, 2006, and 2005 was $11,406,000, $12,449,000, and $12,083,000, respectively.

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

We apply the interpretations prescribed by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) in accounting for the uncertainty in income taxes recognized in our consolidated financial statements. FIN 48 provides guidance for the recognition and measurement in financial statements for uncertain tax positions taken or expected to be taken in a tax return.

The evaluation of a tax position in accordance with FIN 48 is a two-step process, the first step being recognition. We determine whether it is more-likely-than-not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. If a tax position does not meet the more-likely-than-not threshold, the benefit of that position is not recognized in our financial statements. The second step is measurement. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority.

Fair Value of Financial Instruments

We consider that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and notes payable, approximates fair value. Interest on our senior credit facility is payable at rates which approximate fair value. The fair value of the credit facility approximated the carrying value at the end of the 2007. The fair value of the senior notes, based on the quoted market price for the same or similar issues of debt at the end of 2007, would be approximately $148,500,000, compared to its carrying value of $150,050,000.

Comprehensive Income

Total comprehensive income is disclosed in the consolidated statements of shareholder’s equity and included in net earnings and other comprehensive income, which is comprised of unrealized gains (losses) on cash flow hedges and foreign currency translation adjustments.

The components of and changes in accumulated other comprehensive income, net of taxes, were as follows (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Interest Rate Cap	Total AOCG/AOCL
Balance at January 1, 2005	$(6,167)	$2,815	$(623)	$(3,975)
Foreign currency translation adjustment	—	590	—	590
Change due to cash flow hedges	7,109	—	—	7,109
Interest rate cap	—	—	64	64

Balance at December 31, 2005	942	3,405	(559)	3,788
Foreign currency translation adjustment	—	(1,012)	—	(1,012)
Change due to cash flow hedges	(942)	—	—	(942)
Interest rate cap	—	—	559	559

Balance at December 30, 2006	—	2,393	—	2,393
Foreign currency translation adjustment	—	3,124	—	3,124
Change due to cash flow hedges	360	—	—	360

Balance at December 29, 2007	$360	$5,517	$—	$5,877

Recent Accounting Pronouncements

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. The Company adopted SAB 108, to adjust for the cumulative effect of not recognizing deferred financing costs under the effective interest method, by using the cumulative effect transition method provided for in SAB 108 as of January 1, 2006. The impact of adopting SAB 108 reduced our retained earnings by $3.3 million effective January 1, 2006. This impact represented a reduction in deferred financing costs of $5.3 million offset by the income tax effect of $2.0 million.

In September 2006, the Financial Accounting Standards Board “FASB” issued FAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. FAS 157 is effective for us on January 1, 2008. We do not expect the adoption of FAS 157 to have a material impact on our financial position or operating results.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement 115 (“FAS 159”). FAS 159 allows entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under the fair value option. FAS 159 is effective for fiscal years beginning after November 15, 2007. The company is currently evaluating the impact of this statement, but we believe it will not have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued FAS No. 141R, Business Combinations (“FAS 141R”), and FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“FAS 160”). These new standards will significantly change the accounting for and reporting of business combinations and noncontrolling (minority) interest transactions completed after January 1, 2009. FAS 141R and FAS 160 are required to be adopted simultaneously and are effective for us beginning January 1, 2009. Early adoption is prohibited. We do not expect the adoption of FAS 141R and FAS 160 to have an impact on the consolidated financial statements; however, the adoption will impact the accounting for any business combinations completed after January 1, 2009.

There were no other new accounting pronouncements issued during the year ended December 29, 2007 that are expected to have a material impact on our financial position, operating results or disclosures.

NOTE B—DEBT

Long-term debt consisted of the following as of the years ended, (in thousands):

	2007	2006
Revolving lines of credit	$—	$—
Senior term loan	427,300	477,300
Senior subordinated notes payable	150,050	150,050
Guaranteed bonds	15,925	10,250
Capital leases	5,708	5,657
Other	2,800	2,537

	601,783	645,794
Less current maturities	2,479	837

	$599,304	$644,957

In November 2003, we entered into a senior credit agreement, which consisted of a $100,000,000 revolving credit facility and $495,000,000 senior term loan. The revolving credit facility is due November 2009 and the senior term loan is due in November 2010. As amended in 2005, the credit agreement now provides $640,000,000. Our senior credit facility bears interest at a floating base rate plus an applicable margin, as defined in the agreement (effective rate of 6.85% at December 29, 2007). At December 29, 2007, approximately $6,899,000 was used under the revolving line of credit for letters of credit.

In November 2003, we also issued $150,000,000 of 8.0% senior subordinated notes due April 2013, which are subordinated to the senior credit agreement. In November 2003, we also issued a $135,000,000 senior unsecured term loan that was due in November 2011, but was repaid in November 2005, at which time the senior unsecured term loan was terminated. In conjunction with the repayment of the senior unsecured term loan we incurred a $1,350,000 prepayment penalty and wrote-off $4,134,000 of debt financing costs, which along with other costs were included in the $5,548,000 charged against the statement of earnings in 2005.

The revolving credit facility and senior term loan are collateralized by substantially all of our assets. The revolving credit loan, the term loan, and senior subordinated notes contain restrictive covenants, including restrictions on dividends and distributions to shareholders and unit holders, a maximum leverage ratio, and a minimum interest coverage ratio, in addition to limitations on additional indebtedness and liens. Covenants related to operating performance are primarily based on earnings before interest expense, income taxes, and depreciation and amortization expense. Our failure to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on our results of operations, financial position and cash flow. In general, the debt covenants limit our discretion in the operation of our businesses. We were in compliance with all of the financial covenants in the credit agreement and the indenture as of December 29, 2007. In addition, the revolving credit and term loan agreements include guarantees by substantially all of our domestic subsidiaries.

On September 30, 2005, a $10,250,000 bond financing was completed by the City of Wakefield, Nebraska at an annual interest rate of 7.6%, with such proceeds to be used for the construction of a wastewater treatment facility. In May 2007, a $6,000,000 bond financing was completed at an annual interest rate of 8.22%, with such proceeds to also be used for the completion of construction of the wastewater treatment facility. The wastewater treatment facility became operational in early 2008. We have guaranteed the principal and interest payments related to these bonds, which mature September 15, 2017. These bonds were recorded as long-term debt on our balance sheet in accordance with current accounting literature, FASB Interpretation No.45. The remaining other debt consists primarily of funded indebtedness to the partner in our joint venture -Trilogy Egg Products, Inc.

M-Foods Holdings, Inc. has incurred $100 million 9.75% Senior Notes due October 1, 2013. As a wholly-owned subsidiary of M-Foods Holdings, Inc., we are responsible for servicing these notes.

Aggregate maturities of our long-term debt and capital leases are as follows (in thousands):

Year Ending,	Capital Leases	Debt	Total
2008	$1,697	$1,097	$2,794
2009	1,647	3,389	5,036
2010	1,608	426,380	427,988
2011	1,503	1,433	2,936
2012	102	1,495	1,597
Thereafter	—	162,281	162,281

	6,557	596,075	602,632
Less: Amounts representing interest	849	—	849

	$5,708	$596,075	$601,783

The components of net interest expense for the years ended follows (in thousands):

	2007	2006	2005
Interest expense	$49,624	$54,036	$46,859
Amortization of deferred financing costs	4,435	4,743	1,993
Capitalized interest	(93)	(803)	(461)
Interest income	(1,476)	(2,048)	(1,272)

Interest expense, net	$52,490	$55,928	$47,119

NOTE C—INCOME TAXES

Income tax expense consists of the following for the years ended (in thousands):

	2007	2006	2005
Current:
Federal	$27,831	$28,908	$28,621
State	3,138	2,916	2,264

	30,969	31,824	30,885

Deferred:
Federal	(14,125)	(15,536)	(13,548)
Foreign	161	1,794	(2,109)
State	(1,614)	(1,788)	(962)

	(15,578)	(15,530)	(16,619)

	$15,391	$16,294	$14,266

The components of the deferred tax assets and (liabilities) associated with the cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes follows for the years ended (in thousands):

	2007	2006
Current deferred income taxes:
Flock inventories	$(5,479)	$(5,776)
Other, primarily accrued expenses	6,426	4,796

Total current deferred income taxes	947	(980)

Non-current deferred income taxes:
Depreciation	$(29,600)	$(41,834)
Customer relationships	(62,746)	(68,496)
Trademarks and licenses	(11,479)	(11,426)
Deferred compensation	6,495	6,008
Net operating loss carryforwards	2,056	2,497
Other	(1,939)	329

	(97,213)	(112,922)
Valuation allowance	(5,071)	(4,653)

Total non-current deferred income taxes	(102,284)	(117,575)

Total deferred income taxes	$(101,337)	$(118,555)

A valuation allowance was recorded in 2006 against the deferred tax assets of certain of our foreign joint ventures and subsidiaries. The valuation allowance was recorded based on management’s judgment that it is more likely than not that the benefits of those deferred tax assets will not be realized in the future. At the end of 2007 that determination had not changed. The 2007 change in the valuation allowance relating to those deferred tax assets was due to a combination of currency rate fluctuations during 2007 and a decrease in tax rate used to calculate the deferred tax assets relating to our foreign subsidiary.

The following is a reconciliation of the federal statutory income tax rate to the consolidated effective tax rate based on earnings before equity in losses of unconsolidated subsidiary for the years ended:

	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal impact	2.3	1.9	1.6
Qualified production activities deduction	(3.8)	(2.1)	(1.5)
Other permanent differences	.5	(0.7)	(0.6)
Tax benefit from change in tax rate on cumulative temporary differences	—	—	(7.5)
Valuation allowance	.6	8.8	—
Other	1.2	(0.2)	(0.4)

	35.8%	42.7%	26.6%

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

We have foreign net operating loss carryforwards of approximately $6,139,000 which expire from 2009 through 2016.

Accounting for Uncertainty in Income Taxes

We adopted the provisions of FIN 48 effective January 1, 2007. As a result of the adoption of FIN 48, we recognized a charge of approximately $0.7 million to the January 1, 2007 retained earnings balance.

Following is a roll-forward of our 2007 unrecognized tax benefits (in thousands):

Total unrecognized tax benefits at adoption	$7,654
Gross increase for tax positions taken in current period	430
Reductions as a result of a lapse of applicable statute of limitations	(3,414)

Total unrecognized tax benefits at end of period	$4,670

The total liabilities associated with unrecognized tax benefits that, if recognized, would impact the effective tax rates were $3,000,000 and $3,300,000 at January 1, 2007 and December 29, 2007, respectively.

The company accrues interest and penalties associated with unrecognized tax benefits as interest expense in the consolidated statement of earnings, and the corresponding liability in accrued interest in the consolidated balance sheet. The expense for interest and penalties reflected in the consolidated statement of earnings for 2007 was approximately $182,000. The corresponding liabilities in the consolidated balance sheets were approximately $1,700,000 at January 1, 2007 and December 29, 2007.

Included in the balance of unrecognized tax benefits for 2007 are tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. We estimate that it is reasonably possible that $400,000 to $800,000 of unrecognized tax benefits could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised of items related to state income tax audits and expiring statutes.

Our uncertain tax positions are related to tax years that remain subject to examination. As of December 29, 2007, the United States and Minnesota jurisdictions remain subject to examination for tax years 2004 through 2007 and the New Jersey jurisdiction for tax years 2000 through 2007. We are currently under examination by the Internal Revenue Service for tax years 2005 and 2006.

NOTE D—EMPLOYEE RETIREMENT PLAN

Employees who meet certain service requirements are eligible to participate in a defined contribution retirement plan. We match up to 4% of each participant’s eligible compensation. Our matching contributions for the years 2007, 2006 and 2005 were $3,058,000, $2,911,000, and $2,932,000, respectively.

We also contribute to one union defined contribution retirement plan which totaled $44,000, $49,000, and $31,000 for the years ended 2007, 2006 and 2005.

NOTE E—RELATED PARTY TRANSACTIONS

Pursuant to a management agreement with THL Managers V, LLC, an affiliate of Thomas H. Lee Partners, L.P., we pay them an annual fee of $1,500,000 or 1.0% of consolidated earnings before interest, taxes, depreciation and amortization, whichever is greater. The management fee for 2007, 2006 and 2005 was $1,759,080, $1,808,650 and $1,805,850, respectively, and was included in selling, general and administrative expenses.

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

Rent expense, including real estate taxes and maintenance expenses, was approximately $8,803,000, $7,133,000 and $6,380,000 for the years ended 2007, 2006 and 2005, respectively.

The following is a schedule of minimum rental commitments for base rent for the years ending (in thousands):

2008	$6,462
2009	6,541
2010	4,900
2011	4,260
2012	2,306
Thereafter	4,210

$28,679

Debt Guarantees

We have guaranteed the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of several municipalities where we have manufacturing facilities. The repayment of these bonds is funded through the wastewater treatment charges paid by us. However, should those charges not be sufficient to pay the bond payments as they become due, we have agreed to pay any shortfall. The remaining principal balance of these bonds at December 29, 2007 was approximately $21,098,000, of which $15,925,000 was included our debt balance ($1.1 million is included in current maturities and $14.8 million included in long-term debt) (see Note B).

Procurement Contracts

We have entered into substantial purchase obligations to fulfill our egg, potato and cheese requirements. We maintain long-term egg procurement contracts with numerous cooperatives and egg producers throughout the Midwestern and Eastern United States and Canada, which supply approximately 49% of our annual egg requirements. Most of these contracts vary in length from 18 to 120 months. The egg prices are primarily indexed to grain or Urner Barry market indices. One egg supplier provides more than 10% of our annual egg requirements. Based upon the best estimates available to us for grain and egg prices, we project our purchases from our top five contracted egg suppliers will approximate $139 million in 2008, $136 million in 2009, $91 million in 2010, and $21 million in 2011, and that the 2008 amount will account for approximately 39% of our total egg purchases this year. In addition, we have contracts to purchase potatoes that expire in 2008. These contracts will supply approximately 49% of the Potato Products Division’s estimated raw potato needs in 2008. Three potato suppliers are each expected to provide more than 10% of our 2008 potato requirements.

Fuel Commitments

We partially mitigate some of our natural gas requirements for producing our products by fixing the price for a portion of our natural gas usage. The monthly purchases for natural gas have been made for January through March, November and December 2008 and cover approximately 66%, 51% and 55%, respectively, of our estimated usage requirements during those periods, or approximately 28% of our annual needs. Also, we partially mitigate the risk of variability of our transportation-related fuel costs through the use of home heating oil futures contracts from time to time; however, we had no futures contracts for home heating oil at December 29, 2007.

Deferred Compensation Plan

M-Foods Holdings, Inc. (“Holdings”) sponsors a 2003 Deferred Compensation Plan (“Plan”) covering certain members of management of the Company. Under terms of the Plan, certain members of management were allowed to roll-over approximately $25,181,000 of option and bonus value from the company and its parent into Holdings. The Plan is nonqualified and unfunded. Each participant’s deferred compensation account under the Plan will accrue an annual 8% return. Participants in the Plan will be entitled to a distribution from their deferred compensation account upon the earlier of (i) a change in control of Holdings (ii) the tenth anniversary of the date of the Plan and (iii) upon the termination or death of a participant. We recorded approximately $1,300,000, $1,204,000 and $968,000 of preferred return on the deferred compensation for the years ended 2007, 2006 and 2005, respectively.

Litigation

We are party to a suit Feesers, Inc. brought against Sodexho, Inc. and us alleging violation of the Robinson-Patman Act. We prevailed in summary judgment at the United States District Court for the Middle District of Pennsylvania. A decision by the United States Court of Appeals for the Third Circuit in August 2007 reversed the summary judgment decision, remanding the matter back to the District Court. A bench trial occurred in January 2008. We expect a ruling on the tried matters later this year.

We are engaged in routine litigation incidental to our business. Management believes the ultimate outcome of this litigation will not have a material effect on our consolidated financial position, liquidity or results of operations.

Other Matters

In 2004, the U.S. Environmental Protection Agency (“EPA”) issued “Findings of Violation and Order for Compliance” to the Company in connection with its discharge of wastewater to the municipal treatment facility in Wakefield, Nebraska (“City”). We provided EPA with a proposal for improving the Wakefield facility’s performance and compliance. Concurrently, related to the same matter, the Nebraska Department of Environmental Quality (“NDEQ”) issued two enforcement documents. In early 2006, the United States Department of Justice notified us and the City that it intended to seek civil penalties and injunctive relief for violation of various environmental laws relating to the above matters and other issues. A series of meetings were held during 2006 with the Department of Justice, EPA, NDEQ and the Nebraska attorney general. In early 2007, a settlement among the parties was announced, under which we agreed to pay a $1,050,000 civil penalty, agreed to take certain environmentally proactive measures, and agreed to a specific schedule for completing construction of a mechanical wastewater treatment facility in the City that we had previously voluntarily undertaken. The settlement payment was made in June 2007.

Officer Severance

On August 26, 2006 our former President, James D. Clarkson, passed away. As provided by the employment agreement between Mr. Clarkson and the Company, we expensed a one time payment to Mr. Clarkson’s estate for $2,400,000 in September 2006 to satisfy our severance obligations. We also recorded $558,000 of stock option compensation expense with respect to the fair market value of the vested stock options held by Mr. Clarkson’s estate.

NOTE G—PLANT CLOSING

In November 2006, we announced our decision to close the St. Marys, Ontario egg processing plant due to rising operating costs. The facility was closed on March 31, 2007. The costs related to the closing have been reflected in the Egg Products Division’s operating income. Costs were recorded as follows (in thousands):

	2007	2006	Cumulative
Asset impairment charges	$1,293	$2,894	$4,187
Employee termination costs	232	245	477

Total plant closing costs	$1,525	$3,139	$4,664

As of December 29, 2007, we have no remaining accrual for the St. Marys employee termination costs. The roll- forward of our employee termination costs reserve follows (in thousands):

Reserve balance as of January 1, 2006	$—
Employee termination costs incurred in 2006	245

Reserve balance as of December 30, 2006	245
Employee termination costs incurred in 2007	232
Employee termination costs paid in 2007	(477)

Reserve balance as of December 29, 2007	$—

No additional plant closing costs are expected.

NOTE H—SUBSEQUENT EVENT

Effective January 11, 2008, we purchased the assets of Mr. B’s of Abbotsford, Inc. and related entities (“Abbotsford”) for $8,652,000. This was an acquisition of a processor of organic and cage-free egg products, and the transaction will expand our specialty egg products business. The acquisition was financed through available cash and will be accounted for in the first quarter of fiscal 2008 using the purchase method in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Accordingly, the net assets will be recorded at their estimated fair values and operating results will be included in our financial statements from the date of acquisition.

NOTE I—SHAREHOLDER’S EQUITY

Common Stock

At December 29, 2007 and December 30, 2006, we had authorized, issued and outstanding common stock of 3,000 shares with a $.01 par value. All common shares were issued to M-Foods Holdings, Inc., a wholly owned subsidiary of Michael Foods Investors, LLC.

Additional Paid In Capital

We recorded non-cash capital contributions from our parent, M-Foods Holdings, Inc. (“Holdings”) of $4.3 million in March 2007 and $4.9 million in March 2006 related to the tax benefit the Company receives on Holdings’ interest deduction due to filing a consolidated Federal tax return with Holdings.

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

Stock-Based Compensation

Prior to January 1, 2006, we applied the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation. As a result, no compensation expense was recognized for stock options granted with exercise prices equivalent to the fair market value of stock on date of grant. Effective January 1, 2006, we adopted SFAS No.123(R), Share Based Payment, using the modified prospective application method. Under this method, as of January 1, 2006, we will apply the provisions of this Statement to new and modified awards.

The adoption of this pronouncement had no effect on compensation cost related to stock options granted in 2005 and prior, which will continue to be disclosed on a pro forma basis only. As a result of adopting SFAS No. 123(R) on January 1, 2006, our net income for 2007 is $78,000 lower and for 2006 was $85,000 lower than if we had continued to account for stock-based compensation under APB Opinion No. 25.

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

As of December 29, 2007, the total compensation cost for nonvested awards not yet recognized in our statements of earnings was $261,000. This amount will be expensed over the vesting period. Information regarding our outstanding stock options is as follows:

				2007
	2007	2006	2005	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at period beginning	27,731	29,337	28,955
Granted	150	1,650	700
Exercised	(202)	(1,215)	—
Cancelled	(484)	(2,041)	(318)

Outstanding at period end	27,195	27,731	29,337	6.20	$18,010

Exercisable at period end	20,562	15,519	11,526	6.17	13,106

Weighted-Average Exercise Price Per Share
Granted	$1,089.69	$1,115.60	$957.36
Exercised	626.99	626.99	—
Cancelled	750.31	662.93	664.70
At period end,
Outstanding	662.27	661.24	634.38
Exercisable	637.41	629.78	626.99

The total fair value of shares vested during the years ended 2007, 2006 and 2005 was $4,096,000, $3,310,000 and $3,660,000. A summary of the status of the Company’s nonvested shares as of December 29, 2007, and changes during the years ended 2007 and 2006, is presented below:

Nonvested shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	17,811	$639.16
Granted	1,650	938.01
Vested	(5,208)	635.31
Cancelled	(2,041)	662.93

Nonvested at December 30, 2006	12,212	701.20
Granted	150	833.16
Vested	(5,043)	812.19
Repurchased	(202)	626.99
Cancelled	(484)	750.31

Nonvested at December 29, 2007	6,633	739.33

The weighted-average grant-date fair value of options granted under the Plan was $833.16, $938.01 and $609.96 in 2007, 2006 and 2005, respectively. The weighted-average grant-date fair value of options under the Plan was determined by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:

	2007	2006	2005
Risk-free interest rate	4.99%	4.34%	4.56%
Expected term (in years)	10	10	10
Expected volatility	21.17%	26.15%	0.00%
Expected dividends	None	None	None

The risk-free interest rate for periods within the ten year contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. Expected volatility used in 2007 is based on the historical volatility of the stock of companies within our peer group.

Prior to January 1, 2006, we measured compensation expense for our stock-based compensation plan using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in our consolidated financial statements. Accordingly, compensation cost for stock options granted to employees was measured as the excess, if any, of the value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. Had compensation cost for our stock option plans been determined based on the fair value at the grant date for awards, our net income would have changed to the pro forma amounts indicated below for 2005 (in thousands):

2005
Net earnings as reported	$38,859
Add: Stock-based employee compensation included in reported net income	—
Less: Total stock-based employee compensation expense under fair value-based method	(638)

Pro forma net earnings	$38,221

NOTE J—BUSINESS SEGMENTS

At December 29, 2007, we operated in three reportable segments:

Egg Products processes and distributes numerous egg products and shell eggs primarily through its facilities in the Midwest and Eastern United States and Canada. Sales of egg products are made through an internal sales force and independent brokers to the foodservice, food ingredient and retail markets primarily throughout North America, and to certain export markets.

Crystal Farms distributes a wide range of refrigerated grocery products, including various cheese products packaged at its Wisconsin cheese packaging facility. Sales of refrigerated grocery products are made through an internal sales force to retail and wholesale markets throughout much of the United States.

Potato Products processes and distributes refrigerated potato products from its manufacturing facilities in Minnesota and Nevada. Sales of potato products are made through an internal sales force to foodservice and retail markets throughout the United States.

We identify our segments based on its organizational structure, which is primarily by principal products. Operating profit represents earnings before interest expense, interest income, income taxes and allocations of corporate costs to the respective divisions. Intersegment sales are made at market prices. Our corporate office maintains a majority of our cash under our cash management policy. The value of our long-lived assets in Canada as of December 29, 2007 was $19,662,000.

We have the following sales and accounts receivable for two customers, primarily in the Egg Products segment:

	Sales			Accounts Receivable
	2007	2006	2005	2007	2006
Customer A	17%	18%	18%	12%	14%
Customer B	15%	18%	18%	12%	15%

Certain financial information for our operating segments is as follows (in thousands):

	Egg Products	Potato Products	Crystal Farms	Corporate & Eliminations	Total
2007
External net sales	$1,014,588	$119,033	$334,141	$—	$1,467,762
Intersegment sales	16,190	18,122	—	(34,312)	—
Operating profit (loss)	75,539	18,941	11,495	(10,529)	95,446
Total assets	970,408	130,105	125,527	47,821	1,273,861
Depreciation and amortization	64,392	6,240	4,401	10	75,043
Capital expenditures	28,469	7,022	2,629	—	38,120

2006
External net sales	$858,352	$113,980	$275,016	$—	$1,247,348
Intersegment sales	9,915	5,494	—	(15,409)	—
Operating profit (loss)	67,660	19,243	18,604	(11,417)	94,090
Total assets	974,637	132,083	114,799	42,244	1,263,763
Depreciation and amortization	64,443	5,913	4,492	10	74,858
Capital expenditures	24,361	7,474	1,971	—	33,806

2005
External net sales	$860,925	$102,245	$279,328	$—	$1,242,498
Intersegment sales	9,515	4,425	—	(13,940)	—
Operating profit (loss)	82,012	17,199	15,707	(8,671)	106,247
Total assets	1,005,885	126,691	118,628	82,372	1,333,576
Depreciation and amortization	59,214	6,243	4,624	11	70,092
Capital expenditures	36,874	1,247	2,552	17	40,690

NOTE K—SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Our senior credit agreement and senior subordinated notes have been guaranteed, on a joint and several basis, by us and our domestic subsidiaries. The senior credit agreement is also guaranteed by our parent, M-Foods Holdings, Inc.

The following condensed consolidating financial information presents our consolidated balance sheets at December 29, 2007 and December 30, 2006, and the condensed consolidating statements of earnings and cash flows for the years ended December 29, 2007, December 30, 2006 and December 31, 2005. These financial statements reflect Michael Foods, Inc. (the parent), the wholly-owned guarantor subsidiaries (on a combined basis), the non-guarantor subsidiary (MFI Food Canada, Ltd.), and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Balance Sheet

December 29, 2007

(In Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$28,505	$—	$1,572	$—	$30,077
Accounts receivable, less allowances	7,366	136,177	6,654	(17,275)	132,922
Inventories	—	108,414	6,344	—	114,758
Prepaid expenses and other	505	7,134	72	—	7,711

Total current assets	36,376	251,725	14,642	(17,275)	285,468

Property, Plant and Equipment—net	14	224,626	14,226	—	238,866

Other assets:
Goodwill	—	515,238	3,026	—	518,264
Other assets	13,563	230,648	2,410	(15,358)	231,263
Investment in subsidiaries	913,370	(7,358)	—	(906,012)	—

	926,933	738,528	5,436	(921,370)	749,527

Total assets	$963,323	$1,214,879	$34,304	$(938,645)	$1,273,861

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$(6,143)	$7,240	$1,382	$—	$2,479
Accounts payable	252	102,276	10,166	(17,275)	95,419
Accrued liabilities	18,541	72,873	1,575	—	92,989

Total current liabilities	12,650	182,389	13,123	(17,275)	190,887
Long-term debt, less current maturities	577,350	14,830	27,358	(20,234)	599,304
Deferred income taxes	(8,063)	110,427	(215)	135	102,284
Other long-term liabilities	21,297	—	—	—	21,297
Shareholder’s equity	360,089	907,233	(5,962)	(901,271)	360,089

Total liabilities and shareholder’s equity	$963,323	$1,214,879	$34,304	$(938,645)	$1,273,861

Condensed Consolidating Balance Sheet

December 30, 2006

(In Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$20,727	$—	$849	$—	$21,576
Accounts receivable, less allowances	4,278	110,775	7,065	(16,813)	105,305
Inventories	—	93,480	9,940	—	103,420
Prepaid expenses and other	538	7,393	270	—	8,201

Total current assets	25,543	211,648	18,124	(16,813)	238,502

Property, Plant and Equipment—net	24	244,070	14,969	—	259,063

Other assets:
Goodwill	—	518,409	3,026	—	521,435
Other assets	17,836	242,225	2,410	(17,708)	244,763
Investment in subsidiaries	923,218	(7,452)	—	(915,766)	—

	941,054	753,182	5,436	(933,474)	766,198

Total assets	$966,621	$1,208,900	$38,529	$(950,287)	$1,263,763

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$—	$—	$837	$—	$837
Accounts payable	265	73,023	15,753	(16,795)	72,246
Accrued liabilities	19,398	65,853	1,810	—	87,061

Total current liabilities	19,663	138,876	18,400	(16,795)	160,144
Long-term debt, less current maturities	615,064	22,536	27,581	(20,224)	644,957
Deferred income taxes	(9,152)	126,727	—	—	117,575
Other long-term liabilities	16,252	41	—	—	16,293
Shareholder’s equity	324,794	920,720	(7,452)	(913,268)	324,794

Total liabilities and shareholder’s equity	$966,621	$1,208,900	$38,529	$(950,287)	$1,263,763

Condensed Consolidating Statement of Earnings

For the Year Ended December 29, 2007

(In Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$1,452,148	$65,833	$(50,219)	$1,467,762
Cost of sales	—	1,214,933	58,702	(50,219)	1,223,416

Gross profit	—	237,215	7,131	—	244,346
Selling, general and administrative expenses	10,529	139,266	4,495	(6,915)	147,375
Plant closing expenses	—	—	1,525	—	1,525

Operating profit (loss)	(10,529)	97,949	1,111	6,915	95,446
Interest expense, net	51,414	(779)	1,855	—	52,490
Other expense (income)	(6,915)	—	—	6,915	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(55,028)	98,728	(744)	—	42,956
Equity in earnings (loss) of subsidiaries	63,415	(905)	—	(62,510)	—

Earnings (loss) before income taxes	8,387	97,823	(744)	(62,510)	42,956
Income tax expense (benefit)	(19,178)	34,408	161	—	15,391

Net earnings (loss)	$27,565	$63,415	$(905)	$(62,510)	$27,565

Condensed Consolidating Statement of Earnings

For the Year Ended December 30, 2006

(In Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$1,213,399	$55,466	$(21,517)	$1,247,348
Cost of sales	—	986,195	52,154	(21,517)	1,016,832

Gross profit	—	227,204	3,312	—	230,516
Selling, general and administrative expenses	11,417	122,054	4,713	(4,897)	133,287
Plant closing expenses	—	—	3,139	—	3,139

Operating profit (loss)	(11,417)	105,150	(4,540)	4,897	94,090
Interest expense, net	54,287	(59)	1,700	—	55,928
Other expense (income)	(4,897)	—	—	4,897	—

Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(60,807)	105,209	(6,240)	—	38,162
Equity in earnings (loss) of subsidiaries	59,242	(7,839)	—	(51,403)	—

Earnings (loss) before income taxes and equity in losses of unconsolidated subsidiary	(1,565)	97,370	(6,240)	(51,403)	38,162
Income tax expense (benefit)	(20,720)	35,415	1,599	—	16,294

Earnings (loss) before equity in losses of unconsolidated subsidiary	19,155	61,955	(7,839)	(51,403)	21,868
Equity in losses of unconsolidated subsidiary	—	2,713	—	—	2,713

Net earnings (loss)	$19,155	$59,242	$(7,839)	$(51,403)	$19,155

Condensed Consolidating Statement of Earnings

For the Year Ended December 31, 2005

(In Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$1,205,909	$56,619	$(20,030)	$1,242,498
Cost of sales	—	970,920	54,528	(20,030)	1,005,418

Gross profit	—	234,989	2,091	—	237,080
Selling, general and administrative expenses	8,671	122,078	5,516	(5,432)	130,833

Operating profit (loss)	(8,671)	112,911	(3,425)	5,432	106,247
Interest expense, net	44,970	362	1,787	—	47,119
Other (income) expense	(5,432)	—	—	5,432	—
Loss on early extinguishment of debt	5,548	—	—	—	5,548

Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(53,757)	112,549	(5,212)	—	53,580
Equity in earnings (loss) of consolidated subsidiaries	73,874	(3,221)	—	(70,653)	—

Earnings (loss) before income taxes and equity in losses of unconsolidated subsidiary	20,117	109,328	(5,212)	(70,653)	53,580
Income tax expense (benefit)	(18,742)	34,999	(1,991)	—	14,266

Earnings (loss) before equity in losses of unconsolidated subsidiary	38,859	74,329	(3,221)	(70,653)	39,314
Equity in losses of unconsolidated subsidiary	—	455	—	—	455

Net earnings (loss)	$38,859	$73,874	$(3,221)	$(70,653)	$38,859

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 29, 2007

(In Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$(1,707)	$97,369	$2,300	$97,962
Cash flows from investing activities:
Capital expenditures	—	(37,702)	(418)	(38,120)
Other assets	—	(102)	—	(102)

Net cash used in investing activities	—	(37,804)	(418)	(38,222)
Cash flows from financing activities:
Payments on revolving line of credit	(18,000)	—	—	(18,000)
Proceeds from revolving line of credit	18,000	—	—	18,000
Payments on long-term debt	(50,000)	(325)	(1,452)	(51,777)
Payments on stock option exercises/share repurchases	(93)	—	—	(93)
Additional capital invested by parent	500	—	—	500
Deferred financing costs	(162)	—	—	(162)
Investment in subsidiaries	59,240	(59,240)	—	—

Net cash (used in) provided by financing activities	9,485	(59,565)	(1,452)	(51,532)
Effect of exchange rate changes on cash	—	—	293	293

Net increase in cash and equivalents	7,778	—	723	8,501
Cash and equivalents at beginning of year	20,727	—	849	21,576

Cash and equivalents at end of year	$28,505	$—	$1,572	$30,077

Supplemental Disclosures:
Non-cash industrial revenue bond guarantees	$—	$6,000	$—	$6,000
Non-cash capital investment by parent	4,306	—	—	4,306

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 30, 2006

(In Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$(30,613)	$105,784	$1,595	$76,766
Cash flows from investing activities:
Capital expenditures	—	(33,219)	(587)	(33,806)
Other assets	(84)	(14)	—	(98)

Net cash used in investing activities	(84)	(33,233)	(587)	(33,904)
Cash flows from financing activities:
Payments on revolving line of credit	(1,200)	—	—	(1,200)
Proceeds from revolving line of credit	1,200	—	—	1,200
Payments on long-term debt	(62,700)	(184)	(1,186)	(64,070)
Proceeds from stock option exercise	766	—	—	766
Deferred financing costs	(162)	—	—	(162)
Investment in subsidiaries	72,367	(72,367)	—	—

Net cash (used in) provided by financing activities	10,271	(72,551)	(1,186)	(63,466)
Effect of exchange rate changes on cash	—	—	1	1

Net decrease in cash and equivalents	(20,426)	—	(177)	(20,603)
Cash and equivalents at beginning of year	41,153	—	1,026	42,179

Cash and equivalents at end of year	$20,727	$—	$849	$21,576

Supplemental Disclosures:
Non-cash capital investment by parent	$4,909	$—	$—	$4,909

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2005

(In Thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$(7,937)	$108,713	$3,626	$104,402
Cash flows from investing activities:
Capital expenditures	(17)	(39,103)	(1,570)	(40,690)
Investments in joint ventures and other assets	2,462	(45)	(3,234)	(817)

Net cash provided by (used in) investing activities	2,445	(39,148)	(4,804)	(41,507)
Cash flows from financing activities:
Payments on long-term debt	(43,907)	(5,134)	(3,143)	(52,184)
Additional capital invested by parent	—	(3,455)	3,455	—
Deferred financing costs	(378)	—	—	(378)
Investment in subsidiaries	60,976	(60,976)	—	—

Net cash provided by (used in) financing activities	16,691	(69,565)	312	(52,562)
Effect of exchange rate changes on cash	—	—	30	30

Net increase (decrease) in cash and equivalents	11,199	—	(836)	10,363
Cash and equivalents at beginning of year	29,954	—	1,862	31,816

Cash and equivalents at end of year	$41,153	$—	$1,026	$42,179

Supplemental Disclosures:
Non-cash industrial revenue bond guarantees	$—	$10,250	$—	$10,250

NOTE L—QUARTERLY FINANCIAL DATA

	Quarter
	(Unaudited, In Thousands)
	First	Second	Third	Fourth
2007
Net sales	$327,931	$347,943	$381,111	$410,777
Gross profit	56,123	56,615	63,127	68,481
Net earnings	3,950	3,700	7,203	12,712

2006
Net sales	$307,391	$298,913	$308,940	$332,104
Gross profit	54,887	55,713	58,654	61,262
Net earnings	4,119	6,543	3,902	4,591