Form 10-Q
period 2008-03-29
MICHAEL FOODS INC/NEW
filed 2008-05-12
CIK 1278679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

or

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

The registrant’s Common Stock is not publicly traded. The Registrant had 3,000 shares of $0.01 par value common stock outstanding as of May 12, 2008.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	March 29, 2008	December 29, 2007
ASSETS
Current Assets
Cash and equivalents	$5,745	$30,077
Accounts receivable, less allowances	145,654	132,922
Inventories	126,109	114,758
Prepaid expenses and other	15,885	7,711

Total Current Assets	293,393	285,468

Property, Plant And Equipment
Land	4,258	4,044
Buildings and improvements	138,559	123,839
Machinery and equipment	342,834	333,755

	485,651	461,638
Less accumulated depreciation	237,185	222,772

	248,466	238,866
Other Assets
Goodwill	522,916	518,264
Intangible assets, net	197,961	201,449
Other assets	12,606	29,814

	733,483	749,527

	$1,275,342	$1,273,861

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Current maturities of long-term debt	$2,171	$2,479
Accounts payable	91,227	95,419
Accrued liabilities
Compensation	9,767	20,651
Customer programs	39,041	40,094
Interest	9,167	6,276
Other	29,512	25,968

Total Current Liabilities	180,885	190,887
Long-term debt, less current maturities	598,514	599,304
Deferred income taxes	97,662	102,284
Other long-term liabilities	21,838	21,297
Commitment and contingencies	—	—
Shareholder’s Equity
Common stock, $0.01 par value, 3,000 shares authorized, issued and outstanding on March 29, 2008 and December 29, 2007	—	—
Additional paid-in capital	270,510	265,819
Retained earnings	99,674	88,393
Accumulated other comprehensive income	6,259	5,877

	376,443	360,089

	$1,275,342	$1,273,861

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the three months ended March 29, 2008 and March 31, 2007

(Unaudited, in thousands)

	2008	2007
Net sales	$427,677	$327,931
Cost of sales	357,374	271,808

Gross profit	70,303	56,123
Selling, general and administrative expenses	40,604	36,101
Plant closing expenses	—	185

Operating profit	29,699	19,837
Interest expense, net	12,077	13,364

Earnings before income taxes	17,622	6,473
Income tax expense	6,341	2,523

Net earnings	$11,281	$3,950

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 29, 2008 and March 31, 2007

(Unaudited, in thousands)

	2008	2007
Net cash (used in) provided by operating activities	$(8,474)	$7,211
Cash flows from investing activities:
Capital expenditures	(6,369)	(5,846)
Business acquisition	(8,652)	—
Other assets	—	(98)

Net cash used in investing activities	(15,021)	(5,944)
Cash flows from financing activities:
Payments on long-term debt	(791)	(471)

Net cash used in financing activities	(791)	(471)
Effect of exchange rate changes on cash	(46)	23

Net (decrease) increase in cash and equivalents	(24,332)	819
Cash and equivalents at beginning of period	30,077	21,576

Cash and equivalents at end of period	$5,745	$22,395

Supplemental disclosures:
Non-cash capital investment by parent	$4,625	$4,306

Reclassification of other assets to property, plant and equipment	$16,250	$—

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

We utilize a fifty-two/fifty-three week fiscal year ending on the Saturday nearest to December 31 each year. The quarterly period ended March 29, 2008 was a 13 week period and the quarterly period ended March 31, 2007 was a 13 week period.

In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations for the periods indicated. Our results of operations and cash flows for the period ended March 29, 2008 are not necessarily indicative of the results expected for the full year.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“FAS 157”). FAS 157 established a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value.

We are exposed to market risks from changes in commodity prices, which may adversely affect our operating results and financial position. When appropriate, we minimize our risks from commodity price fluctuations through the use of derivative financial instruments. We have classified these financial assets within level 2 of the fair level hierarchy. At March 29, 2008, our financial assets, measured on a recurring basis, are carried at a fair value of $6,505,000. The implementation of FAS 157 for our financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position or results of operations.

The effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities was deferred to fiscal years beginning after November 15, 2008. We are assessing the impact of FAS 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations.

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

Each segment’s share of goodwill was as follows (in thousands):

	March 29, 2008	December 29, 2007
Egg Products	$430,992	$426,340
Crystal Farms	32,068	32,068
Potato Products	59,856	59,856

	$522,916	$518,264

The $4,652,000 change in goodwill for the Egg Products Division is the result of our purchasing certain assets of Mr. B’s of Abbotsford, Inc. and related entities on January 11, 2008. The purchase price was $8,652,000 and was financed through available cash and was accounted for during the period ended March 29, 2008, using the purchase method in accordance with SFAS Standards No. 141, Business Combinations. The acquired net assets, which consisted primarily of accounts receivable and property, plant and equipment, were recorded at fair value as of the date of the acquisition.

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

Our intangible assets, other than goodwill, were as follows (in thousands):

	March 29, 2008	December 29, 2007
Amortized intangible assets, principally customer relationships	$230,215	$229,915
Accumulated amortization	(66,379)	(62,591)

	163,836	167,324
Indefinite lived intangible assets, trademarks	34,125	34,125

	$197,961	$201,449

Our amortizable intangible assets increased by $300,000 as a result of the closing of our acquisition of Mr. B’s of Abbotsford, Inc. and related entities.

The aggregate amortization expense was $3,788,000 for the three months ended March 29, 2008 and was $3,833,000 for the three months ended March 31, 2007. The estimated amortization expense for the years 2008 through 2012 is as follows (in thousands):

2008	$15,424
2009	15,431
2010	15,431
2011	15,338
2012	15,331

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, change in estimated remaining useful lives, or other events.

Deferred Financing Costs

Deferred financing costs are included as a component of other assets and are being amortized using the effective interest rate method over the lives of the respective debt agreements. Our deferred financing costs were as follows (in thousands):

	March 29, 2008	December 29, 2007
Deferred financing costs	$31,597	$31,597
Accumulated amortization	(19,664)	(18,707)

	$11,933	$12,890

NOTE B—INVENTORIES

Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful lives of generally 12 to 18 months, assuming no salvage value.

Inventories consisted of the following (in thousands):

	March 29, 2008	December 29, 2007
Raw materials and supplies	$21,214	$20,225
Work in process and finished goods	74,025	67,340
Flocks	30,870	27,193

	$126,109	$114,758

NOTE C—COMMITMENTS AND CONTINGENCIES

On March 27, 2008, we received a subpoena from the U.S. Department of Justice, through the U.S. Attorney for the Eastern District of Pennsylvania, requesting documents for the period of January 1, 2002 through March 27, 2008 relating primarily to the pricing, marketing, and sales of our egg products. On the same date one of our subsidiaries received a related subpoena. We are fully cooperating with the Department of Justice request. We cannot predict what, if any, impact these inquiries and any results from such inquiries could have on our future results of operations.

We are engaged in routine litigation incidental to our business. We believe the ultimate outcome of this litigation will not have a material effect on our consolidated financial position, liquidity or results of operations.

NOTE D—SHAREHOLDER’S EQUITY

Additional Paid in Capital

We recorded non-cash capital contributions from our parent, M-Foods Holdings, Inc. (“Holdings”) of $4.6 million in the three month period ended March 29, 2008 and $4.3 million in the three month period ended March 31, 2007 related to the tax benefit the Company receives on Holdings’ interest deduction due to filing a consolidated Federal tax return with Holdings.

Comprehensive Income

The components of and changes in accumulated other comprehensive income (loss), net of taxes, during the three months ended March 29, 2008 were as follows (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Total AOCI/AOCL
Balance at December 29, 2007	$360	$5,517	$5,877
Foreign currency translation adjustment	—	(635)	(635)
Fair value adjustment of cash flow hedges	1,017	—	1,017

Balance at March 29, 2008	$1,377	$4,882	$6,259

Comprehensive income, net of taxes was as follows (in thousands):

Net earnings for the three months ended March 29, 2008		$11,281
Net gains (losses) arising during the period:
Fair value adjustment of cash flow hedges	1,017
Foreign currency translation adjustment	(635)

Other comprehensive income		382

Comprehensive income for the three months ended March 29, 2008		$11,663

Net earnings for the three months ended March 31, 2007		$3,950
Net gains (losses) arising during the period:
Fair value adjustment of cash flow hedges	(359)
Foreign currency translation adjustment	10

Other comprehensive loss		(349)

Comprehensive income for the three months ended March 31, 2007		$3,601

NOTE E—BUSINESS SEGMENTS

We operate in three reportable segments—Egg Products, Potato Products and Crystal Farms. Certain financial information on our operating segments is as follows (unaudited, in thousands):

	Egg Products	Potato Products	Crystal Farms	Corporate & Eliminations	Total
Three months ended March 29, 2008:
External net sales	$300,966	$30,250	$96,461	$—	$427,677
Intersegment sales	4,470	5,275	—	(9,745)	—
Operating profit (loss)	26,955	3,932	2,485	(3,673)	29,699
Depreciation and amortization	16,217	1,679	1,132	1	19,029

Three months ended March 31, 2007:
External net sales	$229,228	$28,513	$70,190	$—	$327,931
Intersegment sales	3,429	4,932	—	(8,361)	—
Operating profit (loss)	13,774	3,979	4,437	(2,353)	19,837
Depreciation and amortization	16,358	1,628	1,083	3	19,072

NOTE F—SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Our senior credit agreement and senior subordinated notes have been guaranteed, on a joint and several basis, by us and our 100% owned domestic subsidiaries. The senior credit agreement is also guaranteed by our parent, M-Foods Holdings, Inc.

The following condensed consolidating financial information presents our condensed consolidating balance sheets at March 29, 2008 and December 29, 2007, together with our condensed consolidating statements of earnings and cash flows for the three month periods ended March 29, 2008 and March 31, 2007. These financial statements reflect Michael Foods, Inc. (the parent), the wholly-owned guarantor subsidiaries (on a combined basis), the non-guarantor subsidiary (MFI Food Canada Ltd.), and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Balance Sheets

March 29, 2008

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$5,036	$—	$709	$—	$5,745
Accounts receivable, less allowances	6,974	150,569	7,270	(19,159)	145,654
Inventories	—	118,474	7,635	—	126,109
Prepaid expenses and other	758	14,962	165	—	15,885

Total current assets	12,768	284,005	15,779	(19,159)	293,393

Property, Plant and Equipment—net	13	234,953	13,500	—	248,466

Other assets:
Goodwill	—	519,890	3,026	—	522,916
Intangibles and other assets	12,607	210,808	2,410	(15,258)	210,567
Investment in subsidiaries	955,719	(5,927)	—	(949,792)	—

	968,326	724,771	5,436	(965,050)	733,483

Total assets	$981,107	$1,243,729	$34,715	$(984,209)	$1,275,342

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$(4,607)	$5,745	$1,033	$—	$2,171
Accounts payable	1,039	98,822	10,525	(19,159)	91,227
Accrued liabilities	22,143	63,942	1,402	—	87,487

Total current liabilities	18,575	168,509	12,960	(19,159)	180,885
Long-term debt, less current maturities	577,350	14,247	26,316	(19,399)	598,514
Deferred income taxes	(13,099)	111,046	(415)	130	97,662
Other long-term liabilities	21,838	—	—	—	21,838
Shareholder’s equity	376,443	949,927	(4,146)	(945,781)	376,443

Total liabilities and shareholder’s equity	$981,107	$1,243,729	$34,715	$(984,209)	$1,275,342

Condensed Consolidating Balance Sheets

December 29, 2007

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$28,505	$—	$1,572	$—	$30,077
Accounts receivable, less allowances	7,366	136,177	6,654	(17,275)	132,922
Inventories	—	108,414	6,344	—	114,758
Prepaid expenses and other	505	7,134	72	—	7,711

Total current assets	36,376	251,725	14,642	(17,275)	285,468

Property, Plant and Equipment—net	14	224,626	14,226	—	238,866

Other assets:
Goodwill	—	515,238	3,026	—	518,264
Other assets	13,563	230,648	2,410	(15,358)	231,263
Investment in subsidiaries	913,370	(7,358)	—	(906,012)	—

	926,933	738,528	5,436	(921,370)	749,527

Total assets	$963,323	$1,214,879	$34,304	$(938,645)	$1,273,861

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$(6,143)	$7,240	$1,382	$—	$2,479
Accounts payable	252	102,276	10,166	(17,275)	95,419
Accrued liabilities	18,541	72,873	1,575	—	92,989

Total current liabilities	12,650	182,389	13,123	(17,275)	190,887
Long-term debt, less current maturities	577,350	14,830	27,358	(20,234)	599,304
Deferred income taxes	(8,063)	110,427	(215)	135	102,284
Other long-term liabilities	21,297	—	—	—	21,297
Shareholder’s equity	360,089	907,233	(5,962)	(901,271)	360,089

Total liabilities and shareholder’s equity	$963,323	$1,214,879	$34,304	$(938,645)	$1,273,861

Condensed Consolidating Statements of Earnings

Three months ended March 29, 2008

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$422,615	$16,946	$(11,884)	$427,677
Cost of sales	—	354,896	14,362	(11,884)	357,374

Gross profit	—	67,719	2,584	—	70,303
Selling, general and administrative expenses	3,673	38,272	867	(2,208)	40,604

Operating profit (loss)	(3,673)	29,447	1,717	2,208	29,699
Interest expense (income), net	11,610	(15)	482	—	12,077
Other expense (income)	(2,208)	—	—	2,208	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(13,075)	29,462	1,235	—	17,622
Equity in earnings (loss) of subsidiaries	21,051	1,430	—	(22,481)	—

Earnings (loss) before income taxes	7,976	30,892	1,235	(22,481)	17,622
Income tax expense (benefit)	(3,305)	9,841	(195)	—	6,341

Net earnings (loss)	$11,281	$21,051	$1,430	$(22,481)	$11,281

Condensed Consolidating Statements of Earnings

Three months ended March 31, 2007

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$326,760	$13,929	$(12,758)	$327,931
Cost of sales	—	271,628	12,938	(12,758)	271,808

Gross profit	—	55,132	991	—	56,123
Selling, general and administrative expenses	2,353	34,332	994	(1,578)	36,101
Plant closing expenses	—	—	185	—	185

Operating profit (loss)	(2,353)	20,800	(188)	1,578	19,837
Interest expense (income), net	13,048	(126)	442	—	13,364
Other expense (income)	(1,578)	—	—	1,578	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(13,823)	20,926	(630)	—	6,473
Equity in earnings (loss) of subsidiaries	13,263	(628)	—	(12,635)	—

Earnings (loss) before income taxes	(560)	20,298	(630)	(12,635)	6,473
Income tax expense (benefit)	(4,510)	7,035	(2)	—	2,523

Net earnings (loss)	$3,950	$13,263	$(628)	$(12,635)	$3,950

Condensed Consolidating Statements of Cash Flows

Three months ended March 29, 2008

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Net cash (used in) provided by operating activities	$(23,704)	$15,508	$(278)	$(8,474)
Cash flows from investing activities:
Capital expenditures	—	(6,082)	(287)	(6,369)
Business acquisition	—	(8,652)	—	(8,652)

Net cash used in investing activities	—	(14,734)	(287)	(15,021)
Cash flows from financing activities:
Payments on long-term debt	—	(539)	(252)	(791)
Investment in subsidiaries	235	(235)	—	—

Net cash used in financing activities	235	(774)	(252)	(791)
Effect of exchange rate changes on cash	—	—	(46)	(46)

Net decrease in cash and equivalents	(23,469)	—	(863)	(24,332)
Cash and equivalents at beginning of period	28,505	—	1,572	30,077

Cash and equivalents at end of period	$5,036	$—	$709	$5,745

Supplemental disclosures:
Non-cash capital investment by parent	$4,625	$—	$—	$4,625

Reclassification of other assets to property, plant and equipment	$—	$16,250	$—	$16,250

Condensed Consolidating Statements of Cash Flows

Three months ended March 31, 2007

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Net cash (used in) provided by operating activities	$(2,262)	$7,427	$2,046	$7,211
Cash flows from investing activities:
Capital expenditures	—	(5,725)	(121)	(5,846)
Other assets	—	(98)	—	(98)

Net cash used in investing activities	—	(5,823)	(121)	(5,944)
Cash flows from financing activities:
Payments on long-term debt	—	—	(471)	(471)
Investment in subsidiaries	1,491	(1,604)	113	—

Net cash provided by (used in) financing activities	1,491	(1,604)	(358)	(471)
Effect of exchange rate changes on cash	—	—	23	23

Net (decrease) increase in cash and equivalents	(771)	—	1,590	819
Cash and equivalents at beginning of period	20,727	—	849	21,576

Cash and equivalents at end of period	$19,956	$—	$2,439	$22,395

Supplemental disclosures:
Non-cash capital investment by parent	$4,306	$—	$—	$4,306

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

Commodities and Product Pricing

The principal market risks to which we are exposed that may adversely affect our results of operations and financial position include changes in future commodity prices. We seek to minimize or manage these market risks through normal operating and financing activities and with commodity contracts, where practicable. We do not trade or use instruments with the objective of earning financial gains on the commodity price, nor do we use instruments where we do not have underlying exposures.

The profit margins we earn on many of our products are sensitive to changes in commodity prices. Generally, 70-75% of the Egg Products Division’s annual net sales come from higher value-added egg products, such as extended shelf-life liquid and precooked products, with the remainder coming from products mainly used in the food ingredients market, or shell eggs. Gross profit margins for higher value-added egg products are generally less sensitive to commodity price fluctuations, such as grains used for hen feed and certain externally sourced eggs, than are other egg products or shell eggs; however, we are unable to adjust product pricing for these products as quickly as we are for other egg products and shell eggs when our costs change. Margins for our food ingredient egg products and shell eggs are more commodity price-sensitive than are higher value-added product sales. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg pricing, which is generally indicative of the price trend for external eggs we purchase to convert into liquid, and which often foretells market pricing for an array of egg products, was approximately 50.3% higher in the first quarter of 2008 than in the comparable 2007 period (as measured by Urner Barry Publications). Feed costs, determined largely by corn and soybean meal prices, increased approximately 38% year-over-year in the 2008 period.

Crystal Farms derives approximately 90% of its net sales from refrigerated products produced by others, thereby somewhat reducing the effects of commodity price swings. However, a majority of those sales represents cheese and butter, and the costs for both fluctuate with national dairy markets. Time lags between cost changes for these lines and wholesale/retail pricing changes can result in significant margin expansion or compression. The national cheese market exhibited continued strength in the first quarter of 2008, with block cheese prices up 41% year-over-year. Apart from sales of refrigerated products, the balance of Crystal Farms’ sales are mainly from shell eggs, some of which are produced by the Egg Products Division, sold on a distribution, or non-commodity, basis.

The Potato Products Division purchases approximately 90% to 95% of its raw potatoes from contract producers under fixed price annual contracts. The remainder is purchased at market prices to satisfy short-term production requirements or to take advantage of market prices when they are lower than contracted prices. Moderate variations in the purchase price of raw materials or the selling price per pound of finished products can have a significant effect on the Potato Products Division’s operating results.

Results of Operations

Readers are directed to “Note E—Business Segments” for data on the unaudited financial results of our business segments for the three month period ended March 29, 2008.

Three Months Ended March 29, 2008 as Compared to Three Months Ended March 31, 2007

Net Sales. Net sales for the three months ended March 29, 2008 increased $99.8 million, or 30%, to $427.7 million from $327.9 million for the three months ended March 31, 2007. The increased sales reflected increased volumes and higher market-related pricing.

Egg Products Division Net Sales. Egg Products Division external net sales for the three months ended March 29, 2008 increased $71.8 million, or 31%, to $301.0 million from $229.2 million for the three months ended March 31, 2007. External net sales in 2008 increased for all of our egg product categories as compared to 2007. Pricing increased in all categories, reflecting the continued strength of egg markets and significantly higher corn and soybean meal markets, resulting in higher market-related pricing. Volume rose in 2008 for most of our egg products categories, with short shelf-life liquid items showing a decline. Growth was particularly driven by unit volume gains in extended shelf-life liquid and pre-cooked egg products. Overall, the division’s unit sales increased by 3% in 2008 as compared to 2007.

Crystal Farms Net Sales. Crystal Farms external net sales for the three months ended March 29, 2008 increased $26.3 million, or 37%, to $96.5 million from $70.2 million for the three months ended March 31, 2007. This increase was due primarily to pricing actions taken as a result of significantly higher cheese costs, along with the growth of a national private label cheese account. The core branded cheese business volume growth was 2.5% year-over-year. Shell egg sales increased 43% in 2008 due to sharply higher market prices despite lower volumes. Unit sales for distributed products (excluding shell eggs) increased 14% in 2008 as compared to 2007, primarily reflecting significant growth in the private label cheese category.

Potato Products Division Net Sales. Potato Products Division external net sales for the three months ended March 29, 2008 increased $1.7 million, or 6%, to $30.2 million from $28.5 million for the three months ended March 31, 2007. The division’s unit sales increased 5% in 2008, as compared to 2007 levels, led by strong retail unit sales. Pricing in 2008 was steady with 2007 levels.

Gross Profit. Gross profit for the three months ended March 29, 2008 increased $14.2 million, or 25%, to $70.3 million from $56.1 million for the three months ended March 31, 2007. Our gross profit margin decreased to 16.4% in 2008 as compared to 17.1% in 2007. The lower gross profit margin reflected a decreased gross profit margin in the Crystal Farms Division, reflecting increased cheese costs which we were unable to fully pass-through to our customers in a timely manner. Offsetting this gross margin pressure was a favorable gross margin contribution from food ingredient egg products and shell eggs compared to margins from these products in 2007. We also experienced a decreased gross profit margin within the foodservice egg products lines reflecting increased grain costs which we were unable to fully pass-through to our customers in a timely manner. Additionally, we experienced increases in energy, packaging and diesel costs, which we were not able to fully offset with selective price increases.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 29, 2008 increased $4.5 million, or 12%, to $40.6 million from $36.1 million for the three months ended March 31, 2007. The increase was due to increases in broker commissions, other selling and marketing costs and legal costs incurred in 2008, as compared to 2007.

Plant Closing Expenses. During the first quarter of 2007, we closed our egg products plant in St. Marys, Ontario and recorded $0.2 million of employee termination costs.

Operating Profit. Operating profit for the three months ended March 29, 2008 increased $9.9 million, or approximately 50%, to $29.7 million from $19.8 million for the three months ended March 31, 2007, due to the increased gross profits discussed above.

Egg Products Division Operating Profit. Egg Products Division operating profit for the three months ended March 29, 2008 increased $13.2 million, or 96%, to $27.0 million from $13.8 million for the three months ended March 31, 2007. Operating profits for foodservice egg products decreased reflecting higher egg costs due to higher grain costs which we were unable to fully pass-through to our customers in a timely manner. Offsetting that decline, operating profits improved for food ingredient egg products and shell eggs as a result of favorable market conditions, pricing execution and record high Urner Barry markets. Operating profits also increased for retail egg products as a result of strong volume growth.

Crystal Farms Operating Profit. Crystal Farms operating profit for the three months ended March 29, 2008 decreased $1.9 million, or 43%, to $2.5 million from $4.4 million for the three months ended March 31, 2007. Operating profits for our key product line, branded cheese, decreased significantly in 2008, as compared to 2007, due to continued high cheese costs which we were unable to fully pass-through to our customers in a timely manner.

Potato Products Division Operating Profit. Potato Products Division operating profit for the three months ended March 29, 2008 decreased slightly to $3.9 million, compared to $4.0 million for the three months ended March 31, 2007. The decrease in operating profit reflects increased raw material and manufacturing costs. Those cost increases were largely offset by good unit volume growth, particularly for our retail potato products in 2008.

Interest Expense and Income Taxes. Net interest expense decreased by approximately $1.3 million in the 2008 period compared to the 2007 period, reflecting reduced interest rates and a reduction in interest due to a $50 million voluntary debt repayment in the fourth quarter of 2007. Our effective tax rate on earnings before income taxes was 36.0% in the 2008 period compared to 39.0% in the 2007 period. The effective rate was affected by the amount of permanent differences between book and taxable income, including the qualified production activities deduction created by The American Jobs Creation Act of 2004. Additionally, the rate for 2008 was affected by improved results in one of our foreign subsidiaries’ impacting the valuation allowance against their deferred tax assets.

Liquidity and Capital Resources

Historically, we have financed our liquidity requirements through internally generated funds, senior bank borrowings and the issuance of other indebtedness. We believe such sources remain viable financing alternatives to meet our anticipated needs. Our investments in acquisitions, joint ventures and capital expenditures have been a significant use of capital. We plan to continue to invest in advanced production facilities to maintain our competitive position.

Cash flow used by operating activities was $8.5 million for the three months ended March 29, 2008, compared to cash flows provided by operating activities of $7.2 million in the 2007 period, reflecting higher working capital needs in the 2008 period, primarily in accounts receivable and inventories. Our cash flows used in investing activities increased to $15 million for the three months ended March 29, 2008 from $5.9 million for the 2007 period, mainly due to our use of $8.7 million of available cash to acquire the assets of Mr. B’s of Abbotsford, Inc. and related entities in January 2008. Cash flows used in financing activities included payments on long-term debt.

We continue to have substantial annual cash interest expense. Our senior credit facility requires us to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the senior credit facility and the indenture relating to the 8% senior subordinated notes due 2013 contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in these agreements. Our failure to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on our results of operations, financial position and cash flow. In general, the debt covenants limit our discretion in the operation of our businesses. We were in compliance with all of the covenants under the senior credit facility and the indenture as of March 29, 2008.

The following is a calculation of our minimum interest coverage and maximum leverage ratios under our senior credit facility for the twelve-month periods ended March 29, 2008 and March 31, 2007. The terms and related calculations are defined in our senior credit facility, which agreement and amendments thereto were included as Exhibit 10.1 of our registration statement on Form S-4 (Registration No. 333-112714) as filed with the Commission on February 11, 2004, as Exhibit 10.33 to our current report on Form 8-K as filed with the Commission on September 22, 2004 and as Exhibit 10.1 to our current report on Form 8-K as filed with the Commission on May 18, 2005.

	Twelve Months Ended
	March 29, 2008	March 31, 2007
	(Unaudited, in Thousands)
Calculation of Interest Coverage Ratio:
Consolidated EBITDA (1)	$185,809	$180,704
Consolidated Cash Interest Expense (2)	48,183	53,170
Actual Interest Coverage Ratio (Ratio of consolidated EBITDA to consolidated interest expense)	3.86x	3.40x
Minimum Permitted Interest Coverage Ratio	2.75x	2.50x
Calculation of Leverage Ratio:
Funded Indebtedness (3)	$612,919	$657,716
Less: Cash and equivalents	(5,745)	(22,395)

	607,174	635,321
Consolidated EBITDA (1)	185,809	180,704
Actual Leverage Ratio (Ratio of funded indebtedness less cash and equivalents to consolidated EBITDA)	3.27x	3.52x
Maximum Permitted Leverage Ratio	4.50x	5.00x

(1)	Consolidated EBITDA (earnings before interest expense, taxes, depreciation and amortization) is defined in our senior credit facility as follows:

	Twelve Months Ended
	March 29, 2008	March 31, 2007
	(Unaudited, in Thousands)
Net earnings	$34,896	$18,986
Interest expense, excluding amortization of debt issuance costs	46,715	51,804
Amortization of debt issuance costs	4,376	5,378
Income tax expense	19,209	16,447
Depreciation and amortization	75,000	75,092
Equity sponsor management fee	1,773	1,787
Expenses related to industrial revenue bonds guaranteed by certain of our subsidiaries	984	993
Other (a)	3,456	10,501

	186,409	180,988
Less: Unrealized gains on swap contracts	600	284

Consolidated EBITDA, as defined in our senior credit facility	$185,809	$180,704

(a)	Other reflects the following:

	Twelve Months Ended
	March 29, 2008	March 31, 2007
	(Unaudited, in Thousands)
Equity in losses of unconsolidated subsidiaries	$—	$2,597
Losses from the disposition of assets not in the ordinary course of business	1,293	2,979
Non-cash compensation	1,570	1,892
Letter of credit fees	142	138
Other non-recurring charges	451	2,895

	$3,456	$10,501

(2)	Consolidated cash interest expense, as calculated in our senior credit facility, was as follows:

	Twelve Months Ended
	March 29, 2008	March 31, 2007
	(Unaudited, in Thousands)
Interest expense, net	$51,203	$56,653
Interest income	1,356	1,895

Gross interest expense	52,559	58,548
Minus: Amortization of debt issuance costs	(4,376)	(5,378)

Consolidated cash interest expense	$48,183	$53,170

(3)	Funded Indebtedness was as follows:

	March 29, 2008	March 31, 2007
	(Unaudited, in Thousands)
Term loan facility	$427,300	$477,300
8% senior subordinated notes	150,000	150,000
Insurance bonds	470	404
Guarantee obligations (see debt guarantees described below)	20,426	15,648
Capital leases	5,250	5,477
Standby letters of credit (primarily with our casualty insurance carrier, Liberty Mutual)	6,724	6,461
Funded indebtedness of Trilogy Egg Products, Inc.	2,699	2,376
Other	50	50

	$612,919	$657,716

We use EBITDA as a measurement of our financial results because we believe it is indicative of the relative strength of our operating performance, it is used to determine incentive compensation levels and it is a key measurement contained in the financial covenants of our senior indebtedness.

As of March 29, 2008, approximately $427.3 million was outstanding under the senior credit facility, and additional capacity of approximately $6.7 million was used under our $100 million revolving line of credit for outstanding letters of credit. The weighted average interest rate for our borrowings under the senior credit facility was approximately 6.7% at March 29, 2008. Given our business trends and cash flow forecast, we do not anticipate any use of the revolving line of credit in the near future, except for letters of credit purposes. However, it is possible that one or more acquisitions could arise, which could result in much, or all, of the revolving line of credit being utilized at some point.

We have guaranteed, through our Waldbaum subsidiary, the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of three municipalities where we have food processing facilities. In May 2007, a $6.0 million bond financing was completed by one of the three municipalities, the City of Wakefield, Nebraska, at an annual interest rate of 8.22%, with such proceeds to be used for the completion of construction of the wastewater treatment facility. The wastewater treatment facility became operational in early 2008. We have guaranteed the principal and interest payments related to these bonds, which mature September 15, 2017. These bonds, along with the original $10.25 million guaranteed in September 2005, are included in current maturities of long-term debt and long-term debt. The remaining principal balance for all guaranteed bonds at March 29, 2008 was approximately $20.4 million.

Our parent, M-Foods Holdings, Inc., has outstanding 9.75% senior discount notes due October 1, 2013. The accreted balance of these notes as of March 29, 2008 was $140.1 million. As a wholly-owned subsidiary of M-Foods Holdings, Inc., we are responsible for servicing these notes.

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

We invested approximately $6.4 million in capital expenditures in the three months ended March 29, 2008. We plan to spend an amount comparable to recent historical averages on capital expenditures for 2008. Spending will focus on expanding capacity for higher value-added egg products, maintaining existing production facilities (in particular notable spending at the Northern Star plant), replacing tractors and trailers, and upgrading information technology systems, among other projects. This spending is expected to be funded largely from operating cash flows. We expect these investments to improve manufacturing efficiencies, customer service and product quality.

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

Forward-looking Statements

Certain items in this Form 10-Q may be forward-looking statements. Such forward-looking statements are subject to numerous risks and uncertainties, including variances in the demand for our products due to consumer, industry and broad economic developments, as well as variances in the costs to produce such products, including normal volatility in egg, feed, cheese, and butter costs. Our actual financial results could differ materially from the results estimated by, forecasted by, or implied by us in such forward-looking statements. Forward-looking statements contained in this Form 10-Q speak only as of the date hereof. We disclaim any obligation or understanding to publicly release updates to, or revisions of, forward-looking statements to reflect changes in our expectations or events, conditions or circumstances on which any such statement is made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There was no material change in our market risk during the three months ended March 29, 2008. For additional information regarding our market risk, please refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 29, 2007.

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 29, 2008. Based on these evaluations, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective as of March 29, 2008.

b. Changes in internal controls

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 29, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 27, 2008, we received a subpoena from the U.S. Department of Justice, through the U.S. Attorney for the Eastern District of Pennsylvania, requesting documents for the period of January 1, 2002 through March 27, 2008 relating primarily to the pricing, marketing, and sales of our egg products. On the same date one of our subsidiaries received a related subpoena. We are fully cooperating with the Department of Justice request. We cannot predict what, if any, impact these inquiries and any results from such inquiries could have on our future results of operations.

ITEM 1A. RISK FACTORS

Readers are directed to our Form 10-K for the year ended December 29, 2007, Item 1A, for a discussion of Risk Factors. We do not believe there have been any material changes to our Risk Factors since that filing.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
10.45	Employment Agreement dated as of April 9, 2008, by and among Michael Foods, Inc., Thomas J. Jagiela and Michael Foods Investors, LLC

10.46	Senior Management Unit Subscription Agreement dated as of April 9, 2008, by and among Michael Foods Investors, LLC and Thomas J. Jagiela

10.47	Thomas J. Jagiela Indemnity Agreement

10.48	Second Amendment to Michael Foods Investors, LLC Amended and Restated Limited Liability Company Agreement

10.49	Second Amendment to Michael Foods Investors, LLC Securityholders Agreement

10.50	Amendment No. 1 to M-Foods Holdings, Inc. Amended and Restated 2003 Stock Option Plan

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL FOODS, INC.

Date: May 12, 2008	By:	/s/ David S. Johnson
David S. Johnson (Chief Executive Officer and President)

	By:	/s/ Mark W. Westphal
Mark W. Westphal (Chief Financial Officer and Senior Vice President)