Form 10-Q
period 2008-06-28
MICHAEL FOODS INC/NEW
filed 2008-08-12
CIK 1278679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

or

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

The registrant’s Common Stock is not publicly traded. The Registrant had 3,000 shares of $0.01 par value common stock outstanding as of August 12, 2008.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except for share data)

	June 28, 2008	December 29, 2007
ASSETS
Current Assets
Cash and equivalents	$37,859	$30,077
Accounts receivable, less allowances	143,030	132,922
Inventories	126,452	114,758
Prepaid expenses and other	24,504	7,711

Total Current Assets	331,845	285,468

Property, Plant and Equipment
Land	4,258	4,044
Buildings and improvements	140,093	123,839
Machinery and equipment	346,814	333,755

	491,165	461,638
Less accumulated depreciation	252,071	222,772

	239,094	238,866

Other Assets
Goodwill	522,916	518,264
Intangible assets, net	194,165	201,449
Other assets	11,550	29,814

	728,631	749,527

	$1,299,570	$1,273,861

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Current maturities of long-term debt	$2,178	$2,479
Accounts payable	95,853	95,419
Accrued liabilities
Compensation	16,384	20,651
Customer programs	41,759	40,094
Other	33,081	32,244

Total Current Liabilities	189,255	190,887
Long-term debt, less current maturities	598,219	599,304
Deferred income taxes	94,865	102,284
Other long-term liabilities	22,378	21,297
Commitment and contingencies	—	—
Shareholder’s Equity
Common stock, $0.01 par value, 3,000 shares authorized, issued and outstanding on June 28, 2008 and December 29, 2007	—	—
Additional paid-in capital	271,121	265,819
Retained earnings	110,919	88,393
Accumulated other comprehensive income	12,813	5,877

	394,853	360,089

	$1,299,570	$1,273,861

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the three months ended June 28, 2008 and June 30, 2007

(Unaudited, in thousands)

	2008	2007
Net sales	$442,335	$347,943
Cost of sales	374,595	291,328

Gross profit	67,740	56,615
Selling, general and administrative expenses	40,566	37,457
Plant closing expenses	—	47

Operating profit	27,174	19,111
Interest expense, net	11,210	13,401

Earnings before income taxes	15,964	5,710
Income tax expense	4,719	2,010

Net earnings	$11,245	$3,700

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the six months ended June 28, 2008 and June 30, 2007

(Unaudited, in thousands)

	2008	2007
Net sales	$870,012	$675,874
Cost of sales	731,969	563,136

Gross profit	138,043	112,738
Selling, general and administrative expenses	81,170	73,558
Plant closing expenses	—	232

Operating profit	56,873	38,948
Interest expense, net	23,287	26,765

Earnings before income taxes	33,586	12,183
Income tax expense	11,060	4,533

Net earnings	$22,526	$7,650

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 28, 2008 and June 30, 2007

(Unaudited, in thousands)

	2008	2007
Net cash provided by operating activities	$29,416	$10,910
Cash flows from investing activities:
Capital expenditures	(11,937)	(13,526)
Business acquisition	(8,652)	—
Other assets	—	(96)

Net cash used in investing activities	(20,589)	(13,622)
Cash flows from financing activities:
Payments on long-term debt	(1,132)	(593)
Investment by parent	125	500

Net cash used in financing activities	(1,007)	(93)
Effect of exchange rate changes on cash	(38)	161

Net increase (decrease) in cash and equivalents	7,782	(2,644)
Cash and equivalents at beginning of period	30,077	21,576

Cash and equivalents at end of period	$37,859	$18,932

Supplemental disclosures:
Non-cash capital investment by parent	$4,625	$4,306

Non-cash industrial revenue bond guarantees	$—	$6,000

Reclassification of other assets to property, plant and equipment	$16,250	$—

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

We utilize a fifty-two/fifty-three week fiscal year ending on the Saturday nearest to December 31 each year. The quarterly periods ended June 28, 2008 and June 30, 2007 were 13 week periods.

In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations for the periods indicated. Our results of operations and cash flows for the period ended June 28, 2008 are not necessarily indicative of the results expected for the full year.

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

We are exposed to market risks from changes in commodity prices, which may adversely affect our operating results and financial position. When appropriate, we minimize our risks from commodity price fluctuations through the use of derivative financial instruments. We have classified these financial assets within level 2 of the fair value hierarchy. At June 28, 2008, our financial assets, measured on a recurring basis, are carried at a fair value of $14,701,000 and are included in other current assets. The implementation of FAS 157 for our financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position or results of operations.

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

Each segment’s share of goodwill was as follows (in thousands):

	June 28, 2008	December 29, 2007
Egg Products	$430,992	$426,340
Crystal Farms	32,068	32,068
Potato Products	59,856	59,856

	$522,916	$518,264

The $4,652,000 increase in goodwill for the Egg Products Division is the result of our acquisition of certain assets of Mr. B’s of Abbotsford, Inc. and related entities on January 11, 2008. The purchase price was $8,652,000 and was financed through available cash, and was accounted for during the period ended March 29, 2008 using the purchase method in accordance with SFAS Standards No. 141, Business Combinations. The acquired net assets, which consisted primarily of accounts receivable and property, plant and equipment, were recorded at fair value as of the date of the acquisition.

We recognize an acquired intangible asset apart from goodwill whenever the asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset or liability. An intangible asset other than goodwill is amortized over its estimated useful life unless that life is determined to be indefinite. Straight-line amortization reflects an appropriate allocation of the cost of intangible assets to earnings in proportion to the amount of economic benefit obtained by us in each reporting period. Impairment losses are recognized if the carrying amount of an intangible asset subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

Our intangible assets, other than goodwill, were as follows (in thousands):

	June 28, 2008	December 29, 2007
Amortized intangible assets, principally customer relationships	$230,215	$229,915
Accumulated amortization	(70,175)	(62,591)

	160,040	167,324
Indefinite lived intangible assets, trademarks	34,125	34,125

	$194,165	$201,449

Our amortizable intangible assets increased by $300,000 as a result of the closing of our acquisition of Mr. B’s of Abbotsford, Inc. and related entities.

The aggregate amortization expense was $7,584,000 for the six months ended June 28, 2008 and was $7,666,000 for the six months ended June 30, 2007. The estimated amortization expense for the years 2008 through 2012 is as follows (in thousands):

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

Deferred Financing Costs

Deferred financing costs are included as a component of other assets and are being amortized using the effective interest rate method over the lives of the respective debt agreements. Our deferred financing costs were as follows (in thousands):

	June 28, 2008	December 29, 2007
Deferred financing costs	$31,598	$31,597
Accumulated amortization	(20,618)	(18,707)

	$10,980	$12,890

NOTE B—INVENTORIES

Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful lives of generally 12 to 18 months, assuming no salvage value.

Inventories consisted of the following (in thousands):

	June 28, 2008	December 29, 2007
Raw materials and supplies	$21,440	$20,225
Work in process and finished goods	73,533	67,340
Flocks	31,479	27,193

	$126,452	$114,758

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

NOTE D—SHAREHOLDER’S EQUITY

Additional Paid in Capital

We recorded non-cash capital contributions from our parent, M-Foods Holdings, Inc. (“Holdings”), of $4.6 million in the six month period ended June 28, 2008 and $4.3 million in the six month period ended June 30, 2007 related to the tax benefit we receive on Holdings’ interest deduction due to filing a consolidated Federal tax return with Holdings.

Comprehensive Income

The components of and changes in accumulated other comprehensive income (loss), net of taxes, during the six months ended June 28, 2008 were as follows (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Total AOCI/AOCL
Balance at December 29, 2007	$360	$5,517	$5,877
Foreign currency translation adjustment	—	(714)	(714)
Fair value adjustment of cash flow hedges	7,650	—	7,650

Balance at June 28, 2008	$8,010	$4,803	$12,813

Comprehensive income, net of taxes was as follows (in thousands):

Net earnings for the three months ended June 28, 2008		$11,245
Net gains (losses) arising during the period:
Fair value adjustment of cash flow hedges	$6,633
Foreign currency translation adjustment	(79)

Other comprehensive income		6,554

Comprehensive income for the three months ended June 28, 2008		$17,799

Net earnings for the three months ended June 30, 2007		$3,700
Net gains arising during the period:
Fair value adjustment of cash flow hedges	1,949
Foreign currency translation adjustment	541

Other comprehensive income		2,490

Comprehensive income for the three months ended June 30, 2007		$6,190

Net earnings for the six months ended June 28, 2008		$22,526
Net gains (losses) arising during the period:
Fair value adjustment of cash flow hedges	$7,650
Foreign currency translation adjustment	(714)

Other comprehensive income		6,936

Comprehensive income for the six months ended June 28, 2008		$29,462

Net earnings for the six months ended June 30, 2007		$7,650
Net gains arising during the period:
Fair value adjustment of cash flow hedges	1,590
Foreign currency translation adjustment	551

Other comprehensive income		2,141

Comprehensive income for the six months ended June 30, 2007		$9,791

NOTE E—BUSINESS SEGMENTS

We operate in three reportable segments—Egg Products, Potato Products and Crystal Farms. Certain financial information on our operating segments is as follows (unaudited, in thousands):

	Egg Products	Potato Products	Crystal Farms	Corporate & Eliminations	Total
Three months ended June 28, 2008:
External net sales	$319,570	$29,085	$93,680	$—	$442,335
Intersegment sales	3,825	4,128	—	(7,953)	—
Operating profit (loss)	27,272	2,108	2,071	(4,277)	27,174
Depreciation and amortization	16,142	1,672	1,132	1	18,947

Three months ended June 30, 2007:
External net sales	$243,453	$28,070	$76,420	$—	$347,943
Intersegment sales	4,328	4,144	—	(8,472)	—
Operating profit (loss)	15,910	3,651	2,321	(2,771)	19,111
Depreciation and amortization	16,415	1,628	1,081	3	19,127

Six months ended June 28, 2008:
External net sales	$620,536	$59,335	$190,141	$—	$870,012
Intersegment sales	8,295	9,403	—	(17,698)	—
Operating profit (loss)	54,227	6,040	4,556	(7,950)	56,873
Depreciation and amortization	32,359	3,351	2,264	2	37,976

Six months ended June 30, 2007:
External net sales	$472,681	$56,583	$146,610	$—	$675,874
Intersegment sales	7,757	9,076	—	(16,833)	—
Operating profit (loss)	29,684	7,630	6,758	(5,124)	38,948
Depreciation and amortization	32,773	3,256	2,164	6	38,199

NOTE F—SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Our senior credit agreement and senior subordinated notes have been guaranteed, on a joint and several basis, by us and our 100% owned domestic subsidiaries. The senior credit agreement is also guaranteed by our parent, M-Foods Holdings, Inc.

The following condensed consolidating financial information presents our condensed consolidating balance sheets at June 28, 2008 and December 29, 2007, together with our condensed consolidating statements of earnings for the three and six month periods ended June 28, 2008 and June 30, 2007 and condensed consolidating statements of cash flows for the six months ended June 28, 2008 and June 30, 2007. These financial statements reflect Michael Foods, Inc. (the parent), the wholly-owned guarantor subsidiaries (on a combined basis), the non-guarantor subsidiary (MFI Food Canada Ltd.), and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Balance Sheets

June 28, 2008

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$35,368	$—	$2,491	$—	$37,859
Accounts receivable, less allowances	3,488	141,565	5,372	(7,395)	143,030
Inventories	—	120,207	6,245	—	126,452
Prepaid expenses and other	194	23,838	472	—	24,504

Total current assets	39,050	285,610	14,580	(7,395)	331,845

Property, Plant and Equipment—net	12	225,879	13,203	—	239,094

Other assets:
Goodwill	—	519,890	3,026	—	522,916
Intangibles and other assets	11,553	206,910	2,410	(15,158)	205,715
Investment in subsidiaries	938,448	(3,892)	—	(934,556)	—

	950,001	722,908	5,436	(949,714)	728,631

Total assets	$989,063	$1,234,397	$33,219	$(957,109)	$1,299,570

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$(3,071)	$4,209	$1,040	$—	$2,178
Accounts payable	117	96,923	6,208	(7,395)	95,853
Accrued liabilities	17,274	72,237	1,713	—	91,224

Total current liabilities	14,320	173,369	8,961	(7,395)	189,255
Long-term debt, less current maturities	577,350	14,247	26,046	(19,424)	598,219
Deferred income taxes	(19,838)	115,026	(454)	131	94,865
Other long-term liabilities	22,378	—	—	—	22,378
Shareholder’s equity	394,853	931,755	(1,334)	(930,421)	394,853

Total liabilities and shareholder’s equity	$989,063	$1,234,397	$33,219	$(957,109)	$1,299,570

Condensed Consolidating Balance Sheets

December 29, 2007

(In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$28,505	$—	$1,572	$—	$30,077
Accounts receivable, less allowances	7,366	136,177	6,654	(17,275)	132,922
Inventories	—	108,414	6,344	—	114,758
Prepaid expenses and other	505	7,134	72	—	7,711

Total current assets	36,376	251,725	14,642	(17,275)	285,468

Property, Plant and Equipment—net	14	224,626	14,226	—	238,866

Other assets:
Goodwill	—	515,238	3,026	—	518,264
Other assets	13,563	230,648	2,410	(15,358)	231,263
Investment in subsidiaries	913,370	(7,358)	—	(906,012)	—

	926,933	738,528	5,436	(921,370)	749,527

Total assets	$963,323	$1,214,879	$34,304	$(938,645)	$1,273,861

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$(6,143)	$7,240	$1,382	$—	$2,479
Accounts payable	252	102,276	10,166	(17,275)	95,419
Accrued liabilities	18,541	72,873	1,575	—	92,989

Total current liabilities	12,650	182,389	13,123	(17,275)	190,887
Long-term debt, less current maturities	577,350	14,830	27,358	(20,234)	599,304
Deferred income taxes	(8,063)	110,427	(215)	135	102,284
Other long-term liabilities	21,297	—	—	—	21,297
Shareholder’s equity	360,089	907,233	(5,962)	(901,271)	360,089

Total liabilities and shareholder’s equity	$963,323	$1,214,879	$34,304	$(938,645)	$1,273,861

Condensed Consolidating Statements of Earnings

Three months ended June 28, 2008

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$435,706	$17,974	$(11,345)	$442,335
Cost of sales	—	370,696	15,244	(11,345)	374,595

Gross profit	—	65,010	2,730	—	67,740
Selling, general and administrative expenses	4,277	37,426	959	(2,096)	40,566

Operating profit (loss)	(4,277)	27,584	1,771	2,096	27,174
Interest expense, net	10,699	13	498	—	11,210
Other expense (income)	(2,096)	—	—	2,096	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(12,880)	27,571	1,273	—	15,964
Equity in earnings (loss) of subsidiaries	20,424	2,034	—	(22,458)	—

Earnings (loss) before income taxes	7,544	29,605	1,273	(22,458)	15,964
Income tax expense (benefit)	(3,701)	9,181	(761)	—	4,719

Net earnings (loss)	$11,245	$20,424	$2,034	$(22,458)	$11,245

Condensed Consolidating Statements of Earnings

Three months ended June 30, 2007

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$345,238	$15,838	$(13,133)	$347,943
Cost of sales	—	289,647	14,814	(13,133)	291,328

Gross profit	—	55,591	1,024	—	56,615
Selling, general and administrative expenses	2,771	35,453	1,179	(1,946)	37,457
Plant closing expenses	—	—	47	—	47

Operating profit (loss)	(2,771)	20,138	(202)	1,946	19,111
Interest expense (income), net	13,120	(186)	467	—	13,401
Other expense (income)	(1,946)	—	—	1,946	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(13,945)	20,324	(669)	—	5,710
Equity in earnings (loss) of subsidiaries	12,879	(693)	—	(12,186)	—

Earnings (loss) before income taxes	(1,066)	19,631	(669)	(12,186)	5,710
Income tax expense (benefit)	(4,766)	6,752	24	—	2,010

Net earnings (loss)	$3,700	$12,879	$(693)	$(12,186)	$3,700

Condensed Consolidating Statements of Earnings

Six months ended June 28, 2008

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$858,321	$34,920	$(23,229)	$870,012
Cost of sales	—	725,592	29,606	(23,229)	731,969

Gross profit	—	132,729	5,314	—	138,043
Selling, general and administrative expenses	7,950	75,698	1,826	(4,304)	81,170

Operating profit (loss)	(7,950)	57,031	3,488	4,304	56,873
Interest expense (income), net	22,309	(2)	980	—	23,287
Other expense (income)	(4,304)	—	—	4,304	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(25,955)	57,033	2,508	—	33,586
Equity in earnings (loss) of subsidiaries	41,475	3,464	—	(44,939)	—

Earnings (loss) before income taxes	15,520	60,497	2,508	(44,939)	33,586
Income tax expense (benefit)	(7,006)	19,022	(956)	—	11,060

Net earnings (loss)	$22,526	$41,475	$3,464	$(44,939)	$22,526

Condensed Consolidating Statements of Earnings

Six months ended June 30, 2007

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$671,998	$29,767	$(25,891)	$675,874
Cost of sales	—	561,275	27,752	(25,891)	563,136

Gross profit	—	110,723	2,015	—	112,738
Selling, general and administrative expenses	5,124	69,785	2,173	(3,524)	73,558
Plant closing expenses	—	—	232	—	232

Operating profit (loss)	(5,124)	40,938	(390)	3,524	38,948
Interest expense (income), net	26,168	(312)	909	—	26,765
Other expense (income)	(3,524)	—	—	3,524	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(27,768)	41,250	(1,299)	—	12,183
Equity in earnings (loss) of subsidiaries	26,142	(1,321)	—	(24,821)	—

Earnings (loss) before income taxes	(1,626)	39,929	(1,299)	(24,821)	12,183
Income tax expense (benefit)	(9,276)	13,787	22	—	4,533

Net earnings (loss)	$7,650	$26,142	$(1,321)	$(24,821)	$7,650

Condensed Consolidating Statements of Cash Flows

Six months ended June 28, 2008

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Net cash (used in) provided by operating activities	$(2,305)	$29,766	$1,955	$29,416
Cash flows from investing activities:
Capital expenditures	—	(11,532)	(405)	(11,937)
Business acquisition	—	(8,652)	—	(8,652)

Net cash used in investing activities	—	(20,184)	(405)	(20,589)
Cash flows from financing activities:
Payments on long-term debt	—	(539)	(593)	(1,132)
Investment from parent	125	—	—	125
Investment in subsidiaries	9,043	(9,043)	—	—

Net cash (used in) provided by financing activities	9,168	(9,582)	(593)	(1,007)
Effect of exchange rate changes on cash	—	—	(38)	(38)

Net increase in cash and equivalents	6,863	—	919	7,782
Cash and equivalents at beginning of period	28,505	—	1,572	30,077

Cash and equivalents at end of period	$35,368	$—	$2,491	$37,859

Supplemental disclosures:
Non-cash capital investment by parent	$4,625	$—	$—	$4,625

Reclassification of other assets to property, plant and equipment	$—	$16,250	$—	$16,250

Condensed Consolidating Statements of Cash Flows

Six months ended June 30, 2007

(Unaudited, in thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Net cash (used in) provided by operating activities	$(71)	$9,885	$1,096	$10,910
Cash flows from investing activities:
Capital expenditures	—	(13,333)	(193)	(13,526)
Other assets	—	(96)	—	(96)

Net cash used in investing activities	—	(13,429)	(193)	(13,622)
Cash flows from financing activities:
Payments on long-term debt	3,071	(3,071)	(593)	(593)
Investment from parent	500	—	—	500
Investment in subsidiaries	(6,615)	6,615	—	—

Net cash (used in) provided by financing activities	(3,044)	3,544	(593)	(93)
Effect of exchange rate changes on cash	—	—	161	161

Net (decrease) increase in cash and equivalents	(3,115)	—	471	(2,644)
Cash and equivalents at beginning of period	20,727	—	849	21,576

Cash and equivalents at end of period	$17,612	$—	$1,320	$18,932

Supplemental disclosures:
Non-cash capital investment by parent	$4,306	$—	$—	$4,306

Non-cash industrial revenue bond guarantees	$—	$6,000	$—	$6,000

ITEM 2— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a producer and distributor of specialty egg products to the foodservice, retail and food ingredient markets. We are also a producer and distributor of refrigerated potato products to the foodservice and retail grocery markets. Additionally, we distribute refrigerated food items, primarily cheese and other dairy products, to the retail grocery market, predominantly in the central United States. We focus our growth efforts on the specialty sectors within our food categories and strive to be a market leader in product innovation and low-cost production. We have a strategic focus on value-added processing of food products which is designed to capitalize on key food industry trends, such as (i) the desire for improved safety and convenience, (ii) the focus by foodservice operators on reducing labor and waste, and (iii) the growing trend toward food consumption away from home. We believe our operational scale, product breadth and geographic scope make us an attractive and important strategic partner for our customers.

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

The profit margins we earn on many of our products are sensitive to changes in commodity prices. Generally, 70-75% of the Egg Products Division’s annual net sales come from higher value-added egg products, such as extended shelf-life liquid and precooked products, with the remainder coming from products mainly used in the food ingredients market, or shell eggs. Gross profit margins for higher value-added egg products are generally less sensitive to commodity price fluctuations, such as grains used for hen feed and certain externally sourced eggs, than are other egg products or shell eggs; however, we are unable to adjust product pricing for these products as quickly as we are for other egg products and shell eggs when our costs change. Margins for our food ingredient egg products and shell eggs are more commodity price-sensitive than are higher value-added product sales. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg pricing, which is generally indicative of the price trend for external eggs we purchase to convert into liquid, and which often foretells market pricing for an array of egg products, was approximately 86% higher in the first six months of 2008 than in the comparable 2007 period (as measured by Urner Barry Publications). Feed costs, determined largely by corn and soybean meal prices, increased approximately 38% year-over-year in the 2008 period.

Crystal Farms derives a majority of its net sales from refrigerated products produced by others. A majority of those sales represents cheese and butter, and the costs for both fluctuate with national dairy markets. Time lags between cost changes for these lines and wholesale/retail pricing changes can result in significant margin changes. The national cheese market exhibited continued strength in the first six months of 2008, with block cheese prices up 29% year-over-year. Apart from sales of refrigerated products, the balance of Crystal Farms’ sales are mainly from shell eggs, some of which are produced by the Egg Products Division, sold on a distribution, or non-commodity, basis.

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

Results of Operations

Readers are directed to “Note E—Business Segments” for data on the unaudited financial results of our business segments for the three and six month periods ended June 28, 2008.

Three Months Ended June 28, 2008 as Compared to Three Months Ended June 30, 2007

Net Sales. Net sales for the three months ended June 28, 2008 increased $94.4 million, or 27%, to $442.3 million from $347.9 million for the three months ended June 30, 2007. The increased sales reflected increased volumes and higher market-related pricing to cover increased costs.

Egg Products Division Net Sales. Egg Products Division external net sales for the three months ended June 28, 2008 increased $76.1 million, or 31%, to $319.6 million from $243.5 million for the three months ended June 30, 2007. External net sales in 2008 increased for all of our egg product categories as compared to 2007. Pricing increased in all categories, reflecting the continued strength of egg markets and significantly higher corn and soybean meal markets, resulting in higher market-related pricing. Volume rose in 2008 for most of our egg products categories, with frozen and short shelf-life liquid items showing a decline. Growth was particularly driven by unit volume gains in extended shelf-life liquid, retail egg products and precooked egg products. Overall, the division’s unit sales increased by 4% in 2008 as compared to 2007.

Potato Products Division Net Sales. Potato Products Division external net sales for the three months ended June 28, 2008 increased $1.0 million, or 4%, to $29.1 million from $28.1 million for the three months ended June 30, 2007. The division’s unit sales increased 4% in 2008, as compared to 2007 levels, led by strong retail unit sales. Pricing in 2008 was steady with 2007 levels.

Crystal Farms Net Sales. Crystal Farms external net sales for the three months ended June 28, 2008 increased $17.3 million, or 23%, to $93.7 million from $76.4 million for the three months ended June 30, 2007. This increase was due primarily to pricing actions taken as a result of significantly higher cheese costs, along with the growth of a national private label cheese account. The core branded cheese business volume growth was 4% year-over-year. Shell egg sales increased 12% in 2008 due to sharply higher market prices despite lower volumes. Unit sales for distributed products (excluding shell eggs) increased 7% in 2008 as compared to 2007, primarily reflecting significant growth in the private label cheese, butter and bagel and muffin categories.

Gross Profit. Gross profit for the three months ended June 28, 2008 increased $11.1 million, or 20%, to $67.7 million from $56.6 million for the three months ended June 30, 2007. Our gross profit margin decreased to 15.3% in 2008 as compared to 16.3% in 2007. The lower gross profit margin reflected a decreased gross profit margin in the Crystal Farms Division, reflecting increased cheese costs which we were unable to fully pass-through to our customers in a timely manner. Offsetting this gross margin pressure was a favorable gross margin contribution from retail egg products, food ingredient egg products and shell eggs compared to margins from these products in 2007. We also experienced a decreased gross profit margin within the foodservice egg products lines, reflecting increased grain costs which we were unable to fully pass-through to our customers in a timely manner. Additionally, we experienced increases in energy, packaging and transportation costs, which we were not able to fully offset with selective price increases.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 28, 2008 increased $3.1 million, or 8%, to $40.6 million from $37.5 million for the three months ended June 30, 2007. The increase was mainly due to increases in legal costs and compensation costs incurred in 2008, as compared to 2007.

Plant Closing Expenses. In March 2007, we closed our egg products plant in St. Marys, Ontario. We recorded $47,000 of employee termination costs in the three month period ended June 30, 2007.

Operating Profit. Operating profit for the three months ended June 28, 2008 increased $8.1 million, or 42%, to $27.2 million from $19.1 million for the three months ended June 30, 2007, due to the increased gross profits discussed above.

Egg Products Division Operating Profit. Egg Products Division operating profit for the three months ended June 28, 2008 increased $11.4 million, or 71%, to $27.3 million from $15.9 million for the three months ended June 30, 2007. Operating profits for foodservice egg products decreased, reflecting higher egg costs due to higher grain costs which we were unable to fully pass-through to our customers in a timely manner. Offsetting that decline, operating profits improved for food ingredient egg products and shell eggs as a result of favorable market conditions, pricing execution and record high Urner Barry markets. Operating profits also increased for retail egg products as a result of strong volume growth.

Potato Products Division Operating Profit. Potato Products Division operating profit for the three months ended June 28, 2008 decreased $1.6 million, or 43%, to $2.1 million, compared to $3.7 million for the three months ended June 30, 2007. The decrease in operating profit reflects increased raw material and manufacturing costs. Those cost increases were partially offset by good unit volume growth, particularly for our retail potato products, in 2008.

Crystal Farms Operating Profit. Crystal Farms operating profit for the three months ended June 28, 2008 decreased $0.2 million, or 11%, to $2.1 million from $2.3 million for the three months ended June 30, 2007. Operating profits for our key product line, branded cheese, decreased significantly in 2008, as compared to 2007, due to continued high cheese costs, which we were unable to fully pass-through to our customers in a timely manner.

Interest Expense and Income Taxes. Net interest expense decreased by approximately $2.2 million in the three months ended June 28, 2008 compared to 2007, reflecting reduced interest rates and a reduction in interest due to a $50 million voluntary debt repayment in the fourth quarter of 2007. Our effective tax rate on earnings before income taxes was 29.6% in the three months ended June 28, 2008 compared to 35.2% in 2007. The effective rate was affected by the amount of permanent differences between book and taxable income, including the qualified production activities deduction created by The American Jobs Creation Act of 2004. Additionally, the rate for 2008 was affected by improved results in one of our foreign subsidiaries, impacting the valuation allowance against their deferred tax assets.

Six Months Ended June 28, 2008 as Compared to Six Months Ended June 30, 2007

Net Sales. Net sales for the six months ended June 28, 2008 increased $194.1 million, or 29%, to $870.0 million from $675.9 million for the six months ended June 30, 2007. The increased sales reflected solid volume growth and higher market-related pricing to cover increased costs.

Egg Products Division Net Sales. Egg Products Division external net sales for the six months ended June 28, 2008 increased $147.8 million, or 31%, to $620.5 million from $472.7 million for the six months ended June 30, 2007. External net sales in 2008 increased for all of our egg product categories as compared to 2007. Pricing increased in all categories, reflecting the continued strength of egg markets and significantly higher corn and soybean meal markets, resulting in higher market-related pricing. Volume rose in 2008 for most of our egg products categories, with only short shelf-life liquid items showing a decline. Growth was particularly driven by unit volume gains in extended shelf-life liquid, retail egg products and precooked egg products. Overall, the division’s unit sales increased by 3% in 2008 as compared to 2007.

Potato Products Division Net Sales. Potato Products Division external net sales for the six months ended June 28, 2008 increased $2.7 million, or 5%, to $59.3 million from $56.6 million for the six months ended June 30, 2007. The division’s unit sales increased 4% in 2008, as compared to 2007 levels, led by strong retail unit sales. Pricing in 2008 was steady with 2007 levels.

Crystal Farms Net Sales. Crystal Farms external net sales for the six months ended June 28, 2008 increased $43.5 million, or 30%, to $190.1 million from $146.6 million for the six months ended June 30, 2007. This increase was due primarily to pricing actions taken as a result of significantly higher cheese costs, along with the growth of a national private label cheese account. The core branded cheese business volume growth was 3% year-over-year. Shell egg sales increased 29% in 2008 due to sharply higher market prices despite lower volumes. Unit sales for distributed products (excluding shell eggs) increased 10% in 2008 as compared to 2007, primarily reflecting significant growth in the private label cheese category.

Gross Profit. Gross profit for the six months ended June 28, 2008 increased $25.3 million, or 22%, to $138.0 million from $112.7 million for the six months ended June 30, 2007. Our gross profit margin decreased to 15.9% in 2008 as compared to 16.7% in 2007. The lower gross profit margin reflected a decreased gross profit margin in the Crystal Farms Division, reflecting increased cheese costs which we were unable to fully pass-through to our customers in a timely manner. Offsetting this gross margin pressure was a favorable gross margin contribution from food ingredient egg products, retail egg products and shell eggs compared to margins from these products in 2007. We also experienced a decreased gross profit margin within the foodservice egg products lines, reflecting increased grain costs which we were unable to fully pass-through to our customers in a timely manner. Additionally, we experienced increases in energy, packaging and transportation costs, which we were not able to fully offset with selective price increases.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 28, 2008 increased $7.6 million, or 10%, to $81.2 million from $73.6 million for the six months ended June 30, 2007. The increase was due to increases in broker commissions, other selling and marketing costs, legal costs and compensation costs incurred in 2008, as compared to 2007.

Plant Closing Expenses. In March 2007, we closed our plant in St. Marys, Ontario. We recorded $232,000 of employee termination costs in the six month period ended June 30, 2007.

Operating Profit. Operating profit for the six months ended June 28, 2008 increased $18.0 million, or 46%, to $56.9 million from $38.9 million for the six months ended June 30, 2007, due to the increased gross profits discussed above.

Egg Products Division Operating Profit. Egg Products Division operating profit for the six months ended June 28, 2008 increased $24.5 million, or 83%, to $54.2 million from $29.7 million for the six months ended June 30, 2007. Operating profits for foodservice egg products decreased, reflecting higher egg costs due to higher grain costs which we were unable to fully pass-through to our customers in a timely manner. Offsetting that decline, operating profits improved for food ingredient egg products and shell eggs as a result of favorable market conditions, pricing execution and record high Urner Barry markets. Operating profits also increased for retail egg products as a result of strong volume growth.

Potato Products Division Operating Profit. Potato Products Division operating profit for the six months ended June 28, 2008 decreased $1.6 million, or 21%, to $6.0 million, compared to $7.6 million for the six months ended June 30, 2007. The decrease in operating profit reflects increased raw material and manufacturing costs. Those cost increases were partially offset by good unit volume growth, particularly for our retail potato products, in 2008.

Crystal Farms Operating Profit. Crystal Farms operating profit for the six months ended June 28, 2008 decreased $2.2 million, or 32%, to $4.6 million from $6.8 million for the six months ended June 30, 2007. Operating profits for our key product line, branded cheese, decreased significantly in 2008, as compared to 2007, due to continued high cheese costs, which we were unable to fully pass-through to our customers in a timely manner.

Interest Expense and Income Taxes. Net interest expense decreased by approximately $3.5 million in the six months ended June 28, 2008 period compared to 2007, reflecting reduced interest rates and a reduction in interest due to a $50 million voluntary debt repayment in the fourth quarter of 2007. Our effective tax rate on earnings before income taxes was 32.9% for the six months ended June 28, 2008 compared to 37.2% in 2007. The effective rate was affected by the amount of permanent differences between book and taxable income, including the qualified production activities deduction created by The American Jobs Creation Act of 2004. Additionally, the rate for 2008 was affected by improved results in one of our foreign subsidiaries, impacting the valuation allowance against their deferred tax assets.

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

Cash flow provided by operating activities was $29.4 million for the six months ended June 28, 2008, compared to $10.9 million in the 2007 period, reflecting higher earnings and improved management of working capital in 2008. Our cash flows used in investing activities increased to $20.6 million for the six months ended June 28, 2008 from $13.6 million for the 2007 period, of which $8.7 million of available cash was used to acquire the assets of Mr. B’s of Abbotsford, Inc. and related entities in January 2008. Cash flows used in financing activities included payments on long-term debt.

We continue to have substantial annual cash interest expense. Our senior credit facility requires us to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the senior credit facility and the indenture relating to the 8% senior subordinated notes due 2013 contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in these agreements. Our failure to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on our results of operations, financial position and cash flow. In general, the debt covenants limit our discretion in the operation of our businesses. We were in compliance with all of the covenants under the senior credit facility and the indenture as of June 28, 2008.

The following is a calculation of our minimum interest coverage and maximum leverage ratios under our senior credit facility for the twelve-month periods ended June 28, 2008 and June 30, 2007. The terms and related calculations are defined in our senior credit facility, which agreement and amendments thereto were included as Exhibit 10.1 of our registration statement on Form S-4 (Registration No. 333-112714) as filed with the Commission on February 11, 2004, as Exhibit 10.33 to our current report on Form 8-K as filed with the Commission on September 22, 2004 and as Exhibit 10.1 to our current report on Form 8-K as filed with the Commission on May 18, 2005.

	Twelve Months Ended
	June 28, 2008	June 30, 2007
	(Unaudited, in Thousands)
Calculation of Interest Coverage Ratio:
Consolidated EBITDA (1)	$191,581	$177,074
Consolidated Cash Interest Expense (2)	45,892	53,035
Actual Interest Coverage Ratio (Ratio of EBITDA to interest expense)	4.17x	3.34x
Minimum Permitted Interest Coverage Ratio	2.75x	2.50x
Calculation of Leverage Ratio:
Funded Indebtedness (3)	$612,472	$664,826
Less: Cash and equivalents	(37,859)	(18,932)

	$574,613	$645,894
Consolidated EBITDA (1)	191,581	177,074
Actual Leverage Ratio (Ratio of funded indebtedness less cash and equivalents to EBITDA)	3.00x	3.65x
Maximum Permitted Leverage Ratio	4.50x	5.00x

(1)	Consolidated EBITDA (earnings before interest expense, taxes, depreciation and amortization) is defined in our senior credit facility as follows:

	Twelve Months Ended
	June 28, 2008	June 30, 2007
	(Unaudited, in Thousands)
Net earnings	$42,441	$16,143
Interest expense, excluding amortization of debt issuance costs	44,403	51,643
Amortization of debt issuance costs	4,319	6,008
Income tax expense	21,918	14,958
Depreciation and amortization	74,820	75,359
Equity sponsor management fee	1,793	1,768
Expenses related to industrial revenue bonds guaranteed by certain of our subsidiaries	982	993
Other (a)	3,950	10,428

	194,626	177,300
Less: Unrealized gains on swap contracts	3,045	226

Consolidated EBITDA, as defined in our senior credit facility	$191,581	$177,074

(a)	Other reflects the following:

	Twelve Months Ended
	June 28, 2008	June 30, 2007
	(Unaudited, in Thousands)
Equity in losses of unconsolidated subsidiaries	$—	$2,597
Losses from the disposition of assets not in the ordinary course of business	1,293	2,885
Non-cash compensation	2,080	1,895
Letter of credit fees	137	139
Other non-recurring charges	440	2,912

	$3,950	$10,428

(2)	Consolidated cash interest expense, as calculated in our senior credit facility, was as follows:

	Twelve Months Ended
	June 28, 2008	June 30, 2007
	(Unaudited, in Thousands)
Interest expense, net	$49,014	$57,429
Interest income	1,197	1,614

Gross interest expense	50,211	59,043
Minus: Amortization of debt issuance costs	(4,319)	(6,008)

Consolidated cash interest expense	$45,892	$53,035

(3)	Funded Indebtedness was as follows:

	June 28, 2008	June 30, 2007
	(Unaudited, in Thousands)
Term loan facility	$427,300	$477,300
8% senior subordinated notes	150,000	150,000
Insurance bonds	470	470
Guarantee obligations (see debt guarantees described below)	20,417	21,640
Capital leases	4,945	5,749
Standby letters of credit (primarily with our casualty insurance carrier, Liberty Mutual)	6,574	7,025
Funded indebtedness of Trilogy Egg Products, Inc.	2,716	2,592
Other	50	50

	$612,472	$664,826

We use EBITDA as a measurement of our financial results because we believe it is indicative of the relative strength of our operating performance, it is used to determine incentive compensation levels and it is a key measurement contained in the financial covenants of our senior indebtedness.

As of June 28, 2008, approximately $427.3 million was outstanding under the senior credit facility, and additional capacity of approximately $6.6 million was used under our $100 million revolving line of credit for outstanding letters of credit. The weighted average interest rate for our borrowings under the senior credit facility was approximately 4.9% at June 28, 2008. Given our business trends and cash flow forecast, we do not anticipate any use of the revolving line of credit in the near future, except for letters of credit purposes. However, it is possible that one or more acquisitions could arise, which could result in much of the revolving line of credit being utilized at some point.

We have guaranteed, through our Waldbaum subsidiary, the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of three municipalities where we have food processing facilities. In May 2007, a $6.0 million bond financing was completed by one of the three municipalities, the City of Wakefield, Nebraska, at an annual interest rate of 8.22%, with such proceeds to be used for the completion of construction of the wastewater treatment facility. The wastewater treatment facility became operational in early 2008. We have guaranteed the principal and interest payments related to these bonds, which mature September 15, 2017. These bonds, along with the original $10.25 million guaranteed in September 2005, are included in current maturities of long-term debt and long-term debt. The remaining principal balance for all guaranteed bonds at June 28, 2008 was approximately $20.4 million.

Our parent, M-Foods Holdings, Inc., has outstanding 9.75% senior discount notes due October 1, 2013. The accreted balance of these notes as of June 28, 2008 was $143.5 million. As a wholly-owned subsidiary of M-Foods Holdings, Inc., we are responsible for servicing these notes.

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

We invested approximately $12 million in capital expenditures in the six months ended June 28, 2008. We plan to spend an amount comparable to recent historical averages on capital expenditures for 2008. Our spending continues to focus on expanding capacity for higher value-added egg products, maintaining existing production facilities (in particular notable spending at the Northern Star plant), and upgrading information technology systems, among other projects. Our spending is funded largely from operating cash flows. We expect these investments to improve manufacturing efficiencies, customer service and product quality.

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

There was no material change in our market risk during the six months ended June 28, 2008. For additional information regarding our market risk, please refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 29, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 28, 2008. Based on these evaluations, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective as of June 28, 2008.

b. Changes in internal controls

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 28, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MICHAEL FOODS, INC.

Date: August 12, 2008	By:	/s/ David S. Johnson
David S. Johnson (Chief Executive Officer and President)

	By:	/s/ Mark W. Westphal
Mark W. Westphal (Chief Financial Officer and Senior Vice President)