Form 10-Q
period 2008-09-27
MICHAEL FOODS INC/NEW
filed 2008-11-10
CIK 1278679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

or

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

The registrant’s Common Stock is not publicly traded. The Registrant had 3,000 shares of $0.01 par value common stock outstanding as of November 10, 2008.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in Thousands, except for share data)

	September 27, 2008	December 29, 2007
ASSETS
Current Assets
Cash and equivalents	$49,490	$30,077
Accounts receivable, less allowances	145,410	132,922
Inventories	133,900	114,758
Prepaid expenses and other	17,843	7,711

Total Current Assets	346,643	285,468

Property, Plant and Equipment
Land	4,258	4,044
Buildings and improvements	140,657	123,839
Machinery and equipment	353,043	333,755

	497,958	461,638
Less accumulated depreciation	266,385	222,772

	231,573	238,866

Other Assets
Goodwill	522,916	518,264
Intangible assets, net	190,367	201,449
Other assets	10,600	29,814

	723,883	749,527

	$1,302,099	$1,273,861

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Current maturities of long-term debt	$3,339	$2,479
Accounts payable	100,192	95,419
Accrued liabilities
Compensation	19,306	20,651
Customer programs	40,336	40,094
Other	34,221	32,244

Total Current Liabilities	197,394	190,887
Long-term debt, less current maturities	596,449	599,304
Deferred income taxes	92,684	102,284
Other long-term liabilities	20,854	21,297
Commitments and contingencies	—	—
Shareholder’s Equity
Common stock, $0.01 par value, 3,000 shares authorized, issued and outstanding on September 27, 2008 and December 29, 2007	—	—
Additional paid-in capital	271,191	265,819
Retained earnings	121,943	88,393
Accumulated other comprehensive income	1,584	5,877

	394,718	360,089

	$1,302,099	$1,273,861

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the three months ended September 27, 2008 and September 29, 2007

(Unaudited, in Thousands)

	2008	2007
Net sales	$450,058	$381,111
Cost of sales	383,922	317,984

Gross profit	66,136	63,127
Selling, general and administrative expenses	41,650	38,105
Plant closing expenses	—	1,293

Operating profit	24,486	23,729
Interest expense, net	8,833	12,644

Earnings before income taxes	15,653	11,085
Income tax expense	4,629	3,882

Net earnings	$11,024	$7,203

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the nine months ended September 27, 2008 and September 29, 2007

(Unaudited, in Thousands)

	2008	2007
Net sales	$1,320,070	$1,056,985
Cost of sales	1,115,891	881,120

Gross profit	204,179	175,865
Selling, general and administrative expenses	122,820	111,663
Plant closing expenses	—	1,525

Operating profit	81,359	62,677
Interest expense, net	32,120	39,409

Earnings before income taxes	49,239	23,268
Income tax expense	15,689	8,415

Net earnings	$33,550	$14,853

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 27, 2008 and September 29, 2007

(Unaudited, in Thousands)

	2008	2007
Net cash provided by operating activities	$49,786	$47,913
Cash flows from investing activities:
Capital expenditures	(19,927)	(21,330)
Business acquisition	(8,652)	—
Other assets	—	(99)

Net cash used in investing activities	(28,579)	(21,429)
Cash flows from financing activities:
Payments on long-term debt	(1,853)	(1,582)
Investment by parent	125	500

Net cash used in financing activities	(1,728)	(1,082)
Effect of exchange rate changes on cash	(66)	234

Net increase in cash and equivalents	19,413	25,636
Cash and equivalents at beginning of period	30,077	21,576

Cash and equivalents at end of period	$49,490	$47,212

Supplemental disclosures:
Non-cash capital investment by parent	$4,625	$4,306

Non-cash industrial revenue bond guarantees	$—	$6,000

Reclassification of other assets to property, plant and equipment	$16,250	$—

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

We utilize a fifty-two/fifty-three week fiscal year ending on the Saturday nearest to December 31 each year. The quarterly periods ended September 27, 2008 and September 29, 2007 were 13 week periods.

In the opinion of management, the unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations for the periods indicated. Our results of operations for the three and nine month periods ended September 27, 2008 and cash flows for the nine month period ended September 27, 2008 are not necessarily indicative of the results expected for the full year.

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

We are exposed to market risks from changes in commodity prices, which may adversely affect our operating results and financial position. When appropriate, we minimize our risks from commodity price fluctuations through the use of derivative financial instruments. We have classified these financial assets within level 2 of the fair value hierarchy. At September 27, 2008, our financial assets, measured on a recurring basis, are carried at a fair value of $6,287,000 and are included in other current assets. The implementation of FAS 157 for our financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position or results of operations.

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

Each segment’s share of goodwill was as follows (in thousands):

	September 27, 2008	December 29, 2007
Egg Products	$430,992	$426,340
Crystal Farms	32,068	32,068
Potato Products	59,856	59,856

	$522,916	$518,264

The $4,652,000 increase in goodwill for the Egg Products Division is the result of our acquisition of certain assets of Mr. B’s of Abbotsford, Inc. and related entities on January 11, 2008. The purchase price was $8,652,000, was financed through available cash, and was accounted for during the period ended March 29, 2008 using the purchase method in accordance with SFAS Standards No. 141, Business Combinations. The acquired net assets, which consisted primarily of accounts receivable and property, plant and equipment, were recorded at fair value as of the date of the acquisition.

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

Our intangible assets, other than goodwill, were as follows (in thousands):

	September 27, 2008	December 29, 2007
Amortized intangible assets, principally customer relationships	$230,215	$229,915
Accumulated amortization	(73,973)	(62,591)

	156,242	167,324
Indefinite lived intangible assets, trademarks	34,125	34,125

	$190,367	$201,449

Our amortizable intangible assets increased by $300,000 as a result of the closing of our acquisition of Mr. B’s of Abbotsford, Inc. and related entities.

The aggregate amortization expense was $11,382,000 for the nine months ended September 27, 2008 and was $11,498,000 for the nine months ended September 29, 2007. The estimated amortization expense for the years 2008 through 2012 is as follows (in thousands):

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

Deferred Financing Costs

Deferred financing costs are included as a component of other assets and are being amortized using the effective interest rate method over the lives of the respective debt agreements. Our deferred financing costs were as follows (in thousands):

	September 27, 2008	December 29, 2007
Deferred financing costs	$31,598	$31,597
Accumulated amortization	(21,571)	(18,707)

	$10,027	$12,890

NOTE B—INVENTORIES

Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful lives of generally 12 to 18 months, assuming no salvage value.

Inventories consisted of the following (in thousands):

	September 27, 2008	December 29, 2007
Raw materials and supplies	$20,907	$20,225
Work in process and finished goods	83,856	67,340
Flocks	29,137	27,193

	$133,900	$114,758

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

A number of civil, class-action lawsuits, in reference to the Department of Justice investigation, have been filed in federal court, all alleging antitrust violations in connection with shell eggs and or processed-egg products. The first of these suits was filed September 24, 2008. As of November 7, 2008, we are aware of 15 such lawsuits where we are named as one of multiple defendants; one of these lawsuits was filed in the District of Minnesota, 13 in the Eastern District of Pennsylvania, and one in the District of New Jersey. Also in reference to the Department of Justice investigation, we received a Civil Investigative Demand from the Florida Attorney General, issued October 27, 2008, regarding an investigation of the sale of eggs and or egg products.

We cannot predict what, if any, impact these matters and any results from such matters could have on our future results of operations.

We are engaged in routine litigation incidental to our business. We believe the ultimate outcome of this litigation will not have a material effect on our consolidated financial position, liquidity or results of operations.

NOTE D—SHAREHOLDER’S EQUITY

Additional Paid-in Capital

We recorded non-cash capital contributions from our parent, M-Foods Holdings, Inc. (“Holdings”), of $4.6 million in the nine month period ended September 27, 2008 and $4.3 million in the nine month period ended September 29, 2007 related to the tax benefit we receive on Holdings’ interest deduction due to filing a consolidated Federal tax return with Holdings.

Comprehensive Income

The components of and changes in accumulated other comprehensive income (loss), net of taxes, during the nine months ended September 27, 2008 were as follows (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Total AOCI/AOCL
Balance at December 29, 2007	$360	$5,517	$5,877
Foreign currency translation adjustment	—	(1,132)	(1,132)
Fair value adjustment of cash flow hedges	(3,161)	—	(3,161)

Balance at September 27, 2008	$(2,801)	$4,385	$1,584

Comprehensive income (loss), net of taxes was as follows (in thousands):

Net earnings for the three months ended September 27, 2008		$11,024
Net losses arising during the period:
Fair value adjustment of cash flow hedges	$(10,811)
Foreign currency translation adjustment	(418)

Other comprehensive loss		(11,229)

Comprehensive loss for the three months ended September 27, 2008		$(205)

Net earnings for the three months ended September 29, 2007		$7,203
Net gains (losses) arising during the period:
Fair value adjustment of cash flow hedges	$(303)
Foreign currency translation adjustment	2,089

Other comprehensive income		1,786

Comprehensive income for the three months ended September 29, 2007		$8,989

Net earnings for the nine months ended September 27, 2008		$33,550
Net losses arising during the period:
Fair value adjustment of cash flow hedges	$(3,161)
Foreign currency translation adjustment	(1,132)

Other comprehensive loss		(4,293)

Comprehensive income for the nine months ended September 27, 2008		$29,257

Net earnings for the nine months ended September 29, 2007		$14,853
Net gains arising during the period:
Fair value adjustment of cash flow hedges	$1,287
Foreign currency translation adjustment	2,640

Other comprehensive income		3,927

Comprehensive income for the nine months ended September 29, 2007		$18,780

NOTE E—BUSINESS SEGMENTS

We operate in three reportable segments—Egg Products, Potato Products and Crystal Farms. Certain financial information on our operating segments is as follows (unaudited, in thousands):

	Egg Products	Potato Products	Crystal Farms	Corporate & Eliminations	Total
Three months ended September 27, 2008:
External net sales	$318,908	$30,524	$100,626	$—	$450,058
Intersegment sales	3,439	5,209	—	(8,648)	—
Operating profit (loss)	20,553	3,548	4,643	(4,258)	24,486
Depreciation and amortization	16,176	1,676	1,131	1	18,984

Three months ended September 29, 2007:
External net sales	$266,549	$30,026	$84,536	$—	$381,111
Intersegment sales	3,132	4,242	—	(7,374)	—
Operating profit (loss)	20,339	4,421	1,702	(2,733)	23,729
Depreciation and amortization	16,242	1,628	1,100	2	18,972

Nine months ended September 27, 2008:
External net sales	$939,444	$89,859	$290,767	$—	$1,320,070
Intersegment sales	11,734	14,612	—	(26,346)	—
Operating profit (loss)	74,780	9,588	9,199	(12,208)	81,359
Depreciation and amortization	48,535	5,027	3,395	3	56,960

Nine months ended September 29, 2007:
External net sales	$739,230	$86,609	$231,146	$—	$1,056,985
Intersegment sales	10,889	13,318	—	(24,207)	—
Operating profit (loss)	50,023	12,051	8,460	(7,857)	62,677
Depreciation and amortization	49,015	4,884	3,264	8	57,171

NOTE F—SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Our senior credit agreement and senior subordinated notes have been guaranteed, on a joint and several basis, by us and our 100% owned domestic subsidiaries. The senior credit agreement is also guaranteed by our parent, M-Foods Holdings, Inc.

The following unaudited condensed consolidating financial information presents our condensed consolidating balance sheets at September 27, 2008 and December 29, 2007, together with our condensed consolidating statements of earnings for the three and nine month periods ended September 27, 2008 and September 29, 2007 and condensed consolidating statements of cash flows for the nine months ended September 27, 2008 and September 29, 2007. These financial statements reflect Michael Foods, Inc. (Corporate), the wholly-owned guarantor subsidiaries (on a combined basis), the non-guarantor subsidiary (MFI Food Canada Ltd.), and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Balance Sheets

September 27, 2008

(Unaudited, in Thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$47,638	$—	$1,852	$—	$49,490
Accounts receivable, less allowances	3,969	152,025	7,236	(17,820)	145,410
Inventories	—	127,649	6,251	—	133,900
Prepaid expenses and other	2,688	14,769	386	—	17,843

Total current assets	54,295	294,443	15,725	(17,820)	346,643

Property, Plant and Equipment—net	11	218,649	12,913	—	231,573

Other assets:
Goodwill	—	519,890	3,026	—	522,916
Intangibles and other assets	10,600	203,016	2,410	(15,059)	200,967
Investment in subsidiaries	930,372	(1,442)	—	(928,930)	—

	940,972	721,464	5,436	(943,989)	723,883

Total assets	$995,278	$1,234,556	$34,074	$(961,809)	$1,302,099

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$(434)	$2,721	$1,052	$—	$3,339
Accounts payable	157	112,886	4,969	(17,820)	100,192
Accrued liabilities	19,312	73,122	1,429	—	93,863

Total current liabilities	19,035	188,729	7,450	(17,820)	197,394
Long-term debt, less current maturities	576,249	13,642	25,444	(18,886)	596,449
Deferred income taxes	(15,578)	108,540	(406)	128	92,684
Other long-term liabilities	20,854	—	—	—	20,854
Shareholder’s equity	394,718	923,645	1,586	(925,231)	394,718

Total liabilities and shareholder’s equity	$995,278	$1,234,556	$34,074	$(961,809)	$1,302,099

Condensed Consolidating Balance Sheets

December 29, 2007

(Unaudited, in Thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$28,505	$—	$1,572	$—	$30,077
Accounts receivable, less allowances	7,366	136,177	6,654	(17,275)	132,922
Inventories	—	108,414	6,344	—	114,758
Prepaid expenses and other	505	7,134	72	—	7,711

Total current assets	36,376	251,725	14,642	(17,275)	285,468

Property, Plant and Equipment—net	14	224,626	14,226	—	238,866

Other assets:
Goodwill	—	515,238	3,026	—	518,264
Other assets	13,563	230,648	2,410	(15,358)	231,263
Investment in subsidiaries	913,370	(7,358)	—	(906,012)	—

	926,933	738,528	5,436	(921,370)	749,527

Total assets	$963,323	$1,214,879	$34,304	$(938,645)	$1,273,861

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$(6,143)	$7,240	$1,382	$—	$2,479
Accounts payable	252	102,276	10,166	(17,275)	95,419
Accrued liabilities	18,541	72,873	1,575	—	92,989

Total current liabilities	12,650	182,389	13,123	(17,275)	190,887
Long-term debt, less current maturities	577,350	14,830	27,358	(20,234)	599,304
Deferred income taxes	(8,063)	110,427	(215)	135	102,284
Other long-term liabilities	21,297	—	—	—	21,297
Shareholder’s equity	360,089	907,233	(5,962)	(901,271)	360,089

Total liabilities and shareholder’s equity	$963,323	$1,214,879	$34,304	$(938,645)	$1,273,861

Condensed Consolidating Statements of Earnings

Three months ended September 27, 2008

(Unaudited, in Thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$444,479	$17,912	$(12,333)	$450,058
Cost of sales	—	381,634	14,621	(12,333)	383,922

Gross profit	—	62,845	3,291	—	66,136
Selling, general and administrative expenses	4,258	38,910	973	(2,491)	41,650

Operating profit (loss)	(4,258)	23,935	2,318	2,491	24,486
Interest expense (income), net	8,434	(28)	427	—	8,833
Other expense (income)	(2,491)	—	—	2,491	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(10,201)	23,963	1,891	—	15,653
Equity in earnings (loss) of subsidiaries	17,777	2,450	—	(20,227)	—

Earnings (loss) before income taxes	7,576	26,413	1,891	(20,227)	15,653
Income tax expense (benefit)	(3,448)	8,636	(559)	—	4,629

Net earnings (loss)	$11,024	$17,777	$2,450	$(20,227)	$11,024

Condensed Consolidating Statements of Earnings

Three months ended September 29, 2007

(Unaudited, in Thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$374,408	$17,863	$(11,160)	$381,111
Cost of sales	—	313,468	15,676	(11,160)	317,984

Gross profit	—	60,940	2,187	—	63,127
Selling, general and administrative expenses	2,733	36,123	1,173	(1,924)	38,105
Plant closing expenses	—	—	1,293	—	1,293

Operating profit (loss)	(2,733)	24,817	(279)	1,924	23,729
Interest expense (income), net	12,366	(234)	512	—	12,644
Other expense (income)	(1,924)	—	—	1,924	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(13,175)	25,051	(791)	—	11,085
Equity in earnings (loss) of subsidiaries	15,936	(749)	—	(15,187)	—

Earnings (loss) before income taxes	2,761	24,302	(791)	(15,187)	11,085
Income tax expense (benefit)	(4,442)	8,366	(42)	—	3,882

Net earnings (loss)	$7,203	$15,936	$(749)	$(15,187)	$7,203

Condensed Consolidating Statements of Earnings

Nine months ended September 27, 2008

(Unaudited, in Thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$1,302,800	$52,832	$(35,562)	$1,320,070
Cost of sales	—	1,107,226	44,227	(35,562)	1,115,891

Gross profit	—	195,574	8,605	—	204,179
Selling, general and administrative expenses	12,208	114,608	2,799	(6,795)	122,820

Operating profit (loss)	(12,208)	80,966	5,806	6,795	81,359
Interest expense (income), net	30,743	(30)	1,407	—	32,120
Other expense (income)	(6,795)	—	—	6,795	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(36,156)	80,996	4,399	—	49,239
Equity in earnings (loss) of subsidiaries	59,252	5,914	—	(65,166)	—

Earnings (loss) before income taxes	23,096	86,910	4,399	(65,166)	49,239
Income tax expense (benefit)	(10,454)	27,658	(1,515)	—	15,689

Net earnings (loss)	$33,550	$59,252	$5,914	$(65,166)	$33,550

Condensed Consolidating Statements of Earnings

Nine months ended September 29, 2007

(Unaudited, in Thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$1,046,406	$47,630	$(37,051)	$1,056,985
Cost of sales	—	874,743	43,428	(37,051)	881,120

Gross profit	—	171,663	4,202	—	175,865
Selling, general and administrative expenses	7,857	105,908	3,346	(5,448)	111,663
Plant closing expenses	—	—	1,525	—	1,525

Operating profit (loss)	(7,857)	65,755	(669)	5,448	62,677
Interest expense (income), net	38,534	(546)	1,421	—	39,409
Other expense (income)	(5,448)	—	—	5,448	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(40,943)	66,301	(2,090)	—	23,268
Equity in earnings (loss) of subsidiaries	42,078	(2,070)	—	(40,008)	—

Earnings (loss) before income taxes	1,135	64,231	(2,090)	(40,008)	23,268
Income tax expense (benefit)	(13,718)	22,153	(20)	—	8,415

Net earnings (loss)	$14,853	$42,078	$(2,070)	$(40,008)	$14,853

Condensed Consolidating Statements of Cash Flows

Nine months ended September 27, 2008

(Unaudited, in Thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by operating activities	$10,424	$37,365	$1,997	$49,786
Cash flows from investing activities:
Capital expenditures	—	(19,032)	(895)	(19,927)
Business acquisition	—	(8,652)	—	(8,652)

Net cash used in investing activities	—	(27,684)	(895)	(28,579)
Cash flows from financing activities:
Payments on long-term debt	—	(1,097)	(756)	(1,853)
Investment from parent	125	—	—	125
Investment in subsidiaries	8,584	(8,584)	—	—

Net cash provided by (used in) financing activities	8,709	(9,681)	(756)	(1,728)
Effect of exchange rate changes on cash	—	—	(66)	(66)

Net increase in cash and equivalents	19,133	—	280	19,413
Cash and equivalents at beginning of period	28,505	—	1,572	30,077

Cash and equivalents at end of period	$47,638	$—	$1,852	$49,490

Supplemental disclosures:
Non-cash capital investment by parent	$4,625	$—	$—	$4,625

Reclassification of other assets to property, plant and equipment	$—	$16,250	$—	$16,250

Condensed Consolidating Statements of Cash Flows

Nine months ended September 29, 2007

(Unaudited, in Thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by operating activities	$22,723	$23,511	$1,679	$47,913
Cash flows from investing activities:
Capital expenditures	—	(21,147)	(183)	(21,330)
Other assets	(7)	(92)	—	(99)

Net cash used in investing activities	(7)	(21,239)	(183)	(21,429)
Cash flows from financing activities:
Payments on long-term debt	—	(325)	(1,257)	(1,582)
Investment from parent	500	—	—	500
Investment in subsidiaries	1,947	(1,947)	—	—

Net cash provided by (used in) financing activities	2,447	(2,272)	(1,257)	(1,082)
Effect of exchange rate changes on cash	—	—	234	234

Net increase in cash and equivalents	25,163	—	473	25,636
Cash and equivalents at beginning of period	20,727	—	849	21,576

Cash and equivalents at end of period	$45,890	$—	$1,322	$47,212

Supplemental disclosures:
Non-cash capital investment by parent	$4,306	$—	$—	$4,306

Non-cash industrial revenue bond guarantees	$—	$6,000	$—	$6,000

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

Commodities and Product Pricing

The principal market risks to which we are exposed that may adversely affect our results of operations and financial position include changes in commodity prices. We seek to minimize or manage these market risks through normal operating and financing activities and with commodity contracts, where practicable. We do not trade or use instruments with the objective of earning financial gains on the commodity price, nor do we use instruments where we do not have underlying exposures.

The profit margins we earn on many of our products are sensitive to changes in commodity prices. Generally, 70-75% of the Egg Products Division’s annual net sales come from higher value-added egg products, such as extended shelf-life liquid and precooked products, with the remainder coming from products mainly used in the food ingredients market, or shell eggs. Gross profit margins for higher value-added egg products are generally less sensitive to commodity price fluctuations, such as in grains used for hen feed and certain externally sourced eggs, than are other egg products or shell eggs; however, we are unable to adjust product pricing for value-added products as quickly as we are for other egg products and shell eggs when our costs change. Margins for our food ingredient egg products and shell eggs are more commodity price-sensitive than are higher value-added product sales. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg pricing, which is generally indicative of the price trend for external eggs we purchase to convert into liquid, and which often foretells market pricing for an array of egg products, was approximately 53% higher in the first nine months of 2008 than in the comparable 2007 period (as measured by Urner Barry Publications). Feed costs, determined largely by corn and soybean meal prices, increased approximately 43% year-over-year in the 2008 period.

Crystal Farms derives a majority of its net sales from refrigerated products produced by others. A majority of those sales represents cheese and butter, and the costs for both fluctuate with national dairy markets. Time lags between cost changes for these lines and wholesale/retail pricing changes can result in significant margin changes. The national cheese market exhibited continued strength in the first nine months of 2008, with block cheese prices up 15% year-over-year. Apart from sales of refrigerated products, the balance of Crystal Farms’ sales are mainly from shell eggs, some of which are produced by the Egg Products Division, sold on a distribution, or non-commodity, basis.

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

Results of Operations

Readers are directed to “Note E—Business Segments” for data on the unaudited financial results of our business segments for the three and nine month periods ended September 27, 2008.

Three Months Ended September 27, 2008 as Compared to Three Months Ended September 29, 2007

Net Sales. Net sales for the three months ended September 27, 2008 increased $69.0 million, or 18%, to $450.1 million from $381.1 million for the three months ended September 29, 2007. The increased sales reflected higher market-related pricing to cover increased costs and increased volumes.

Egg Products Division Net Sales. Egg Products Division external net sales for the three months ended September 27, 2008 increased $52.4 million, or 20%, to $318.9 million from $266.5 million for the three months ended September 29, 2007. External net sales in 2008 increased for all of our egg product categories as compared to 2007. Pricing increased in all categories, reflecting the continued high egg markets and significantly higher corn and soybean meal markets, resulting in higher market-related pricing. Volume rose in 2008 for our higher value-added product lines, while the more commodity-based product lines including frozen, dried and short shelf-life liquid items showed declines. Growth was particularly driven by unit volume gains in extended shelf-life liquid, retail and precooked egg products. Overall, the division’s unit sales increased by 1% in 2008 as compared to 2007, which is down from the growth rate in the first half of 2008.

Potato Products Division Net Sales. Potato Products Division external net sales for the three months ended September 27, 2008 increased $0.5 million, or 2%, to $30.5 million from $30.0 million for the three months ended September 29, 2007. The division’s unit sales increased 1% in 2008, led by retail unit sales, as compared to 2007, which is down from the growth rate in the first half of 2008. Pricing in 2008 was steady with 2007 levels.

Crystal Farms Net Sales. Crystal Farms external net sales for the three months ended September 27, 2008 increased $16.1 million, or 19%, to $100.6 million from $84.5 million for the three months ended September 29, 2007. This increase was due primarily to pricing actions taken as a result of significantly higher cheese costs, along with the growth of a national private-label cheese account. The core branded cheese line net sales and volume growth was 22% and 7%, respectively, year-over-year. Unit sales for distributed products (excluding shell eggs) increased 11% in 2008 as compared to 2007, primarily reflecting significant growth in branded and private label cheese.

Gross Profit. Gross profit for the three months ended September 27, 2008 increased $3.0 million, or 5%, to $66.1 million from $63.1 million for the three months ended September 29, 2007. Our gross profit margin decreased to 14.7% in 2008 as compared to 16.6% in 2007. The lower gross profit margin reflected decreased gross profit margin within the foodservice egg products lines, reflecting increased grain costs which we were unable to fully pass through to our customers in a timely manner. Additionally, we experienced increases in energy, packaging and transportation costs, which we were not able to fully offset with selective price increases. Offsetting this gross margin pressure was positive gross margin contributions from retail egg products and food ingredient egg products compared to margins from these products in 2007. Crystal Farms also experienced an increase in gross profit margin mainly due to branded cheese pricing returning to levels in 2008 in-line with cheese costs, in contrast to 2007 when, due to the rapidly increasing cheese costs, our branded cheese pricing was not in-line with cheese costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 27, 2008 increased $3.6 million, or 9%, to $41.7 million from $38.1 million for the three months ended September 29, 2007. The increase was mainly due to increases in legal and compensation costs incurred in 2008, as compared to 2007.

Plant Closing Expenses. In March 2007, we closed our egg products plant in St. Marys, Ontario. In September 2007, we recorded $1.3 million of asset impairment charges related to plant equipment write-offs.

Operating Profit. Operating profit for the three months ended September 27, 2008 increased $0.8 million, or 3%, to $24.5 million from $23.7 million for the three months ended September 29, 2007, due to the increased gross profits discussed above.

Egg Products Division Operating Profit. Egg Products Division operating profit for the three months ended September 27, 2008 increased $0.3 million, or 1%, to $20.6 million from $20.3 million for the three months ended September 29, 2007. Operating profits for foodservice egg products decreased, reflecting higher egg costs due to higher grain and increased other costs which we were unable to fully pass through to our customers in a timely manner. Offsetting that decline, operating profits improved for food ingredient egg products as a result of product pricing execution. Operating profits also increased for retail egg products as a result of volume growth.

Potato Products Division Operating Profit. Potato Products Division operating profit for the three months ended September 27, 2008 decreased $0.9 million, or 20%, to $3.5 million, compared to $4.4 million for the three months ended September 29, 2007. The decrease in operating profit reflects increased raw material and manufacturing costs. Those cost increases were partially offset by unit volume growth, particularly for our retail potato products, in 2008.

Crystal Farms Operating Profit. Crystal Farms operating profit for the three months ended September 27, 2008 increased $2.9 million, or 171%, to $4.6 million from $1.7 million for the three months ended September 29, 2007. Operating profits for our key product lines, branded and private-label cheese, increased significantly in 2008, as compared to 2007. The operating profit increase reflects pricing actions taken and the significant volume growth.

Interest Expense and Income Taxes. Net interest expense decreased by approximately $3.8 million in the three months ended September 27, 2008 compared to 2007, reflecting reduced interest rates and a reduction in interest due to a $50 million voluntary debt repayment in the fourth quarter of 2007. Our effective tax rate on earnings before income taxes was 29.6% in the three months ended September 27, 2008 compared to 35.0% in 2007. The effective rate was affected by the amount of permanent differences between book and taxable income, including the qualified production activities deduction created by The American Jobs Creation Act of 2004. The rate was also affected by the reversal of unrecognized tax benefits that have expired due to statute of limitations expiration. Additionally, the rate for 2008 was affected by improved results in one of our foreign subsidiaries, impacting the valuation allowance against their deferred tax assets.

Nine Months Ended September 27, 2008 as Compared to Nine Months Ended September 29, 2007

Net Sales. Net sales for the nine months ended September 27, 2008 increased $263.1 million, or 25%, to $1,320.1 million from $1,057.0 million for the nine months ended September 29, 2007. The increased sales reflected higher market-related pricing to cover increased costs and volume growth.

Egg Products Division Net Sales. Egg Products Division external net sales for the nine months ended September 27, 2008 increased $200.2 million, or 27%, to $939.4 million from $739.2 million for the nine months ended September 29, 2007. External net sales in 2008 increased for all of our egg product categories as compared to 2007. Pricing increased in all categories, reflecting the continued high egg markets and significantly higher corn and soybean meal markets, resulting in higher market-related pricing. Volume rose in 2008 for our higher value-added lines, while frozen, dried and short shelf-life liquid items showed declines. Growth was particularly driven by unit volume gains in extended shelf-life liquid, retail and precooked egg products. Overall, the division’s unit sales increased by 2% in 2008, as compared to 2007, but have slowed from a higher growth rate in the first half of 2008.

Potato Products Division Net Sales. Potato Products Division external net sales for the nine months ended September 27, 2008 increased $3.3 million, or 4%, to $89.9 million from $86.6 million for the nine months ended September 29, 2007. The division’s unit sales increased 3% in 2008, led by retail unit sales, as compared to 2007 levels, but have slowed from the higher growth rate in the first half of 2008. Pricing in 2008 was steady with 2007 levels.

Crystal Farms Net Sales. Crystal Farms external net sales for the nine months ended September 27, 2008 increased $59.7 million, or 26%, to $290.8 million from $231.1 million for the nine months ended September 29, 2007. This increase was due primarily to pricing actions taken as a result of significantly higher cheese costs, along with the growth of a national private-label cheese account. The core branded cheese line net sales and volume growth were 23% and 4%, respectively, year-over-year. Shell egg sales increased 16% in 2008 due to higher market prices despite lower volumes. Unit sales for distributed products (excluding shell eggs) increased 11% in 2008 as compared to 2007, primarily reflecting significant growth in branded and private-label cheese.

Gross Profit. Gross profit for the nine months ended September 27, 2008 increased $28.3 million, or 16%, to $204.2 million from $175.9 million for the nine months ended September 29, 2007. Our gross profit margin decreased to 15.5% in 2008 as compared to 16.6% in 2007. The lower gross profit margin reflected a decreased gross profit margin in the Crystal Farms Division reflecting increased cheese costs, mainly in the first-half of 2008, which we were unable to fully pass through to our customers in a timely manner. Offsetting this gross margin pressure was positive gross margin contribution from food ingredient egg products, retail egg products and shell eggs compared to margins from these products in 2007. We also experienced a decreased gross profit margin within the foodservice egg products lines, reflecting increased grain costs which we were unable to fully pass through to our customers in a timely manner. Additionally, we experienced increases in energy, packaging and transportation costs, which we were not able to fully offset with selective price increases.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 27, 2008 increased $11.1 million, or 10%, to $122.8 million from $111.7 million for the nine months ended September 29, 2007. The increase was due to increases in legal and compensation costs incurred in 2008, as compared to 2007.

Plant Closing Expenses. In March 2007, we closed our plant in St. Marys, Ontario. During the nine months ended September 29, 2007 we recorded $0.2 million of employee termination costs and $1.3 million of asset impairment charges related to plant equipment write-offs.

Operating Profit. Operating profit for the nine months ended September 27, 2008 increased $18.7 million, or 30%, to $81.4 million from $62.7 million for the nine months ended September 29, 2007, due to the increased gross profits discussed above.

Egg Products Division Operating Profit. Egg Products Division operating profit for the nine months ended September 27, 2008 increased $24.8 million, or 50%, to $74.8 million from $50.0 million for the nine months ended September 29, 2007. Operating profits for foodservice egg products decreased, reflecting higher egg costs due to higher grain and increased other costs which we were unable to fully pass through to our customers in a timely manner. Offsetting that decline, operating profits improved for food ingredient egg products and shell eggs as a result of pricing execution and high Urner Barry markets. Operating profits also increased for retail egg products as a result of volume growth.

Potato Products Division Operating Profit. Potato Products Division operating profit for the nine months ended September 27, 2008 decreased $2.5 million, or 21%, to $9.6 million, compared to $12.1 million for the nine months ended September 29, 2007. The decrease in operating profit reflects increased raw material and manufacturing costs. Those cost increases were partially offset by unit volume growth, particularly for our retail potato products, in 2008.

Crystal Farms Operating Profit. Crystal Farms operating profit for the nine months ended September 27, 2008 increased $0.7 million, or 8%, to $9.2 million from $8.5 million for the nine months ended September 29, 2007. Operating profits improved due to growth in the private-label cheese category, offset by a decline in our key product line, branded cheese, as compared to 2007, due to continued high cheese costs, particularly in the first half of 2008, which we were unable to fully pass through to our customers in a timely manner.

Interest Expense and Income Taxes. Net interest expense decreased by approximately $7.3 million in the nine months ended September 27, 2008 period compared to 2007, reflecting reduced interest rates and a reduction in interest due to a $50 million voluntary debt repayment in the fourth quarter of 2007. Our effective tax rate on earnings before income taxes was 31.9% for the nine months ended September 27, 2008 compared to 36.2% in 2007. The effective rate was affected by the amount of permanent differences between book and taxable income, including the qualified production activities deduction created by The American Jobs Creation Act of 2004. Additionally, the rate for 2008 was affected by improved results in one of our foreign subsidiaries, impacting the valuation allowance against their deferred tax assets.

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

Cash flow provided by operating activities was $49.8 million for the nine months ended September 27, 2008, compared to $47.9 million in the 2007 period, reflecting higher earnings in 2008. Our cash flows used in investing activities increased to $28.6 million for the nine months ended September 27, 2008 from $21.4 million for the 2007 period, of which $8.7 million of available cash was used to acquire the assets of Mr. B’s of Abbotsford, Inc. and related entities in January 2008. Cash flows used in financing activities included payments on long-term debt.

We continue to have substantial annual cash interest expense. Our senior credit facility requires us to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the senior credit facility and the indenture relating to the 8% senior subordinated notes due 2013 contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in these agreements. Our failure to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on our results of operations, financial position and cash flow. In general, the debt covenants limit our discretion in the operation of our businesses. We were in compliance with all of the covenants under the senior credit facility and the indenture as of September 27, 2008.

The following is a calculation of our minimum interest coverage and maximum leverage ratios under our senior credit facility for the twelve-month periods ended September 27, 2008 and September 29, 2007. The terms and related calculations are defined in our senior credit facility, which agreement and amendments thereto were included as Exhibit 10.1 of our registration statement on Form S-4 (Registration No. 333-112714) as filed with the Commission on February 11, 2004, as Exhibit 10.33 to our current report on Form 8-K as filed with the Commission on September 22, 2004 and as Exhibit 10.1 to our current report on Form 8-K as filed with the Commission on May 18, 2005.

	Twelve Months Ended
	September 27,		September 29,
	2008		2007
	(Unaudited, in Thousands)
Calculation of Interest Coverage Ratio:
Consolidated EBITDA (1)	$197,284		$175,261
Consolidated Cash Interest Expense (2)	41,873		51,327
Actual Interest Coverage Ratio (Ratio of EBITDA to interest expense)	4.71	x	3.41	x
Minimum Permitted Interest Coverage Ratio	2.75	x	2.50	x
Calculation of Leverage Ratio:
Funded Indebtedness (3)	$612,500		$664,470
Less: Cash and equivalents	(49,490)		(47,212)

	$563,010		$617,258
Consolidated EBITDA (1)	197,284		175,261
Actual Leverage Ratio (Ratio of funded indebtedness less cash and equivalents to EBITDA)	2.85	x	3.52	x
Maximum Permitted Leverage Ratio	4.25	x	4.50	x

(1)	Consolidated EBITDA (earnings before interest expense, taxes, depreciation and amortization) is defined in our senior credit facility as follows:

	Twelve Months Ended
	September 27,	September 29,
	2008	2007
	(Unaudited, in Thousands)
Net earnings	$46,262	$19,444
Interest expense, excluding amortization of debt issuance costs	40,367	49,912
Amortization of debt issuance costs	4,308	6,592
Income tax expense	22,665	15,609
Depreciation and amortization	74,832	75,467
Equity sponsor management fee	1,825	1,763
Expenses related to industrial revenue bonds guaranteed by certain of our subsidiaries	979	991
Other (a)	2,657	6,246

	193,895	176,024
Minus: Unrealized gains (losses) on swap contracts	(3,389)	763

Consolidated EBITDA, as defined in our senior credit facility	$197,284	$175,261

(a)	Other reflects the following:

	Twelve Months Ended
	September 27,	September 29,
	2008	2007
	(Unaudited, in Thousands)
Losses from the disposition of assets not in the ordinary course of business	$—	$4,178
Non-cash compensation	2,094	1,451
Letter of credit fees	129	139
Other non-recurring charges	434	478

	$2,657	$6,246

(2)	Consolidated cash interest expense, as calculated in our senior credit facility, was as follows:

	Twelve Months Ended
	September 27,	September 29,
	2008	2007
	(Unaudited, in Thousands)
Interest expense, net	$45,202	$56,388
Plus: Interest income	979	1,531

Gross interest expense	46,181	57,919
Minus: Amortization of debt issuance costs	4,308	6,592

Consolidated cash interest expense	$41,873	$51,327

(3)	Funded Indebtedness was as follows:

	September 27,	September 29,
	2008	2007
	(Unaudited, in Thousands)
Term loan facility	$427,300	$477,300
8% senior subordinated notes	150,000	150,000
Insurance bonds	1,330	470
Guarantee obligations (see debt guarantees described below)	19,636	21,106
Capital leases	4,666	5,768
Standby letters of credit (primarily our casualty insurance carrier, Liberty Mutual)	6,574	7,027
Funded indebtedness of Trilogy Egg Products, Inc.	2,944	2,749
Other	50	50

	$612,500	$664,470

We use EBITDA as a measurement of our financial results because we believe it is indicative of the relative strength of our operating performance, it is used to determine incentive compensation levels and it is a key measurement contained in the financial covenants of our senior indebtedness.

As of September 27, 2008, approximately $427.3 million was outstanding under the senior credit facility, and additional capacity of approximately $6.6 million was used under our $100 million revolving line of credit for outstanding letters of credit. The weighted average interest rate for our borrowings under the senior credit facility was approximately 4.9% at September 27, 2008. The current Eurodollar loans for the majority of our borrowings under the senior credit facility reset on November 21, 2008 with the remainder resetting on December 19, 2008. Given our business trends and cash flow forecast, we do not anticipate any use of the revolving line of credit in the near future, except for letters of credit purposes. However, it is possible that one or more acquisitions could arise, and or a significant capital project, which could result in some or all of the revolving line of credit being utilized at some point.

We have guaranteed, through our Waldbaum subsidiary, the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of three municipalities where we have food processing facilities. In May 2007, a $6.0 million bond financing was completed by one of the three municipalities, the City of Wakefield, Nebraska, at an annual interest rate of 8.22%, with such proceeds used for the construction of the wastewater treatment facility. The wastewater treatment facility became operational in early 2008. We have guaranteed the principal and interest payments related to these bonds, which mature September 15, 2017. These bonds, along with the original $10.25 million guaranteed in September 2005, are included in current maturities of long-term debt and long-term debt. The remaining principal balance for all guaranteed bonds at September 27, 2008 was approximately $19.6 million.

Our parent, M-Foods Holdings, Inc., has outstanding 9.75% senior discount notes due October 1, 2013. The accreted balance of these notes as of September 27, 2008 was $146.9 million. As a wholly-owned subsidiary of M-Foods Holdings, Inc., we are responsible for servicing these notes.

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

We invested approximately $19.9 million in capital expenditures in the nine months ended September 27, 2008. We plan to spend approximately $42 million on capital expenditures in 2008. Our spending continues to focus on expanding capacity for higher value-added products, maintaining existing production facilities, and upgrading information technology systems, among other projects. Our spending is funded largely from operating cash flows. We expect these investments to improve manufacturing efficiencies, customer service and product quality.

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

Forward-looking Statements

Certain items in this Form 10-Q may be forward-looking statements. Such forward-looking statements are subject to numerous risks and uncertainties, including variances in the demand for our products due to consumer, industry and broad economic developments, as well as variances in the costs to produce such products, including volatility in egg, feed, cheese, and butter costs. Our actual financial results could differ materially from the results estimated by, forecasted by, or implied by us in such forward-looking statements. Forward-looking statements contained in this Form 10-Q speak only as of the date hereof. We disclaim any obligation or understanding to publicly release updates to, or revisions of, forward-looking statements to reflect changes in our expectations or events, conditions or circumstances on which any such statement is made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There was no material change in our market risk during the nine months ended September 27, 2008. For additional information regarding our market risk, please refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 29, 2007.

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 27, 2008. Based on these evaluations, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective as of September 27, 2008.

b. Changes in internal controls

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 27, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A number of civil, class-action lawsuits, in reference to the Department of Justice investigation, have been filed in federal court, all alleging antitrust violations in connection with shell eggs and or processed-egg products. The first of these suits was filed September 24, 2008. As of November 7, 2008, we are aware of 15 such lawsuits where we are named as one of multiple defendants; one of these lawsuits was filed in the District of Minnesota, 13 in the Eastern District of Pennsylvania, and one in the District of New Jersey. Also in reference to the Department of Justice investigation, we received a Civil Investigative Demand from the Florida Attorney General, issued October 27, 2008, regarding an investigation of the sale of eggs and or egg products.

We cannot predict what, if any, impact these matters and any results from such matters could have on our future results of operations.

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

MICHAEL FOODS, INC.

Date: November 10, 2008	By:	/s/ David S. Johnson
David S. Johnson
(Chief Executive Officer and President)

	By:	/s/ Mark W. Westphal
Mark W. Westphal
(Chief Financial Officer and Senior Vice President)