Form 10-K
period 2009-01-03
MICHAEL FOODS INC/NEW
filed 2009-03-24
CIK 1278679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2009

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

The registrant’s common stock is not publicly traded. There were 3,000 shares of the registrant’s common stock outstanding as of March 24, 2009.

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

General

Michael Foods, Inc. and its subsidiaries (together, the “Company,” “we,” “us,” and “our”) is a diversified producer and distributor of food products in three areas—egg products, cheese and other dairy case products and potato products. Our parent company is M-Foods Holdings, Inc. (“Parent”). Our Egg Products Division produces and distributes egg products to the foodservice, retail and food ingredient markets. We believe, through our Egg Products Division, we are the largest producer of processed egg products in North America. Our Potato Products Division processes and distributes refrigerated potato products to the foodservice and retail grocery markets in North America. Our Crystal Farms Division distributes a broad line of refrigerated grocery products to retail grocery outlets, including branded and private-label cheese, shell eggs, bagels, butter, margarine, muffins, potato products and ethnic foods in North America. Please see Note J to our consolidated financial statements for additional information about our business segments.

We have a strategic focus on value-added processing of food products which is designed to capitalize on key food industry trends, such as (i) the desire for improved safety and convenience, (ii) the focus by foodservice operators on reducing labor and waste, and (iii) the long-term trend toward food consumption away from home, which has been slowed somewhat by the current economic conditions. We believe our operational scale, product breadth and geographic scope make us an attractive and important strategic partner for our customers.

Egg Products Division

The Egg Products Division, comprised of our wholly-owned subsidiaries M. G. Waldbaum Company (“Waldbaum”), Papetti’s Hygrade Egg Products, Inc. (“Papetti’s”), Abbotsford Acquisition Corp., MFI Food Canada, Ltd. and our majority owned subsidiary Trilogy Egg Products, Inc., produces, processes and distributes numerous egg products and shell eggs. Collectively, the entities are also referred to as the Michael Foods Egg Products Company. We believe that our Egg Products Division is the largest processed egg products producer and one of the largest egg producers in North America. Principal value-added egg products are ultrapasteurized, extended shelf-life liquid eggs (“Easy Eggs®” and “Excell”), egg white based egg products (“Better ‘n Eggs®” and “All Whites®”), and hardcooked and precooked egg products (“Table Ready®”). Other egg products include frozen, liquid and dried egg whites, yolks and whole eggs, and various organic and cage free egg products. We believe our Egg Products Division is the largest supplier of extended shelf-life liquid eggs, precooked egg patties and omelets, dried eggs and hardcooked eggs in North America and is a leading supplier of frozen and liquid whole eggs, whites and yolks.

Our Egg Products Division distributes its egg products to food processors and foodservice customers primarily throughout North America, with some international sales in the Far East, South America and Europe. The largest selling product line within the Division, which is extended shelf-life liquid eggs, and other egg products are marketed to a wide variety of foodservice and food ingredients customers. The Division also is a leading supplier of egg white-based egg products sold in the U.S. retail and foodservice markets. Most of the Division’s annual shell egg sales are made to our Crystal Farms Division.

In 2008, the Division derived approximately 98% of net sales from egg products, with 2% of net sales coming from shell eggs. Pricing for shell eggs and certain egg products in the United States and Canada reflects levels reported by Urner Barry Spot Egg Market Quotations (“Urner Barry”), a recognized industry publication. Prices of certain higher value-added products, such as extended shelf-life liquid eggs, egg white based egg products, and hardcooked and precooked egg products typically are not significantly affected by Urner Barry quoted price levels. Approximately 70% of the Egg Products Division’s annual net sales come from higher value-added egg products, such as extended shelf-life liquid and precooked products, with the remainder coming from products mainly used in the food ingredients market, or shell eggs. Prices for the Division’s other products, including short shelf-life liquid, certain dried and frozen products and, particularly, shell eggs, are significantly affected by market prices as reported by Urner Barry.

In 2008, approximately 26% of the Division’s egg needs were satisfied by production from our owned hens, with the balance being purchased under third-party egg procurement contracts and in the spot market. The cost of eggs from our owned facilities is largely dependent upon the cost of feed. Additionally, for an increasing proportion of eggs purchased under third-party egg procurement contracts, the egg cost is determined by the cost of feed, as the contracts are priced using a formula based upon the underlying feed costs. For the remaining portion of eggs purchased under third-party egg procurement contracts and for eggs purchased in the spot market, the egg cost is determined by normal market forces. Such costs are largely determined by reference to Urner Barry quotations. Historically, feed costs have generally been less volatile than have egg market prices, and internally produced eggs generally have been lower in cost than externally sourced eggs. Key feed costs, such as corn and soybean meal costs, are partially hedged through the use of futures and other purchase contracts. There is no market mechanism for hedging egg prices.

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

The Division’s principal egg processing plants are located in New Jersey, Minnesota, Nebraska, Pennsylvania, Iowa, Wisconsin and Manitoba. We closed a plant in St. Marys, Ontario in March 2007 (see Note G to our consolidated financial statements for more information). Certain of the Division’s facilities are fully integrated from the production and maintenance of laying flocks through the processing of egg products. Fully automated laying barns, housing approximately 10,800,000 producing hens, are located in Nebraska, Minnesota and South Dakota. Approximately 1,700,000 of these hens are housed in contract facilities. Major laying facilities also maintain their own grain and feed storage facilities. Further, the production of approximately 16,500,000 hens is under long-term supply agreements, with an additional 16,700,000 hens under shorter-term agreements. The Division also maintains facilities with approximately 2,600,000 pullets located in Nebraska and Minnesota.

Crystal Farms Division

Our Crystal Farms Division, comprised of our wholly-owned subsidiaries Crystal Farms Refrigerated Distribution Company and Wisco Farm Cooperative, distributes a wide range of refrigerated grocery products directly to retailers and wholesale warehouses. We believe that the Division’s strategy of offering quality branded products at a good value relative to national brands has contributed to the Division’s growth. These distributed refrigerated products, which consist principally of cheese, shell eggs, bagels, butter, margarine, muffins, potato products and ethnic foods, are supplied by various vendors, or our other divisions, to the Division’s specifications. Cheese accounted for approximately 71% of the Division’s 2008 sales. While we do not produce cheese, we operate a cheese packaging facility in Lake Mills, Wisconsin, which processes and packages various cheese products for our Crystal Farms brand cheese business and for various private-label customers.

The Division has expanded its market area using both company-owned and leased facilities and independent distributors. The Division’s market area is the United States, with a large customer concentration in the central United States. Retail locations carrying the Division’s products exceed 10,000 stores. A majority of these retail stores are served via customers’ warehouses. The Division maintains a fleet of refrigerated tractor-trailers to deliver products daily to its retail customers from nine distribution centers centrally located in its key marketing areas.

Potato Products Division

Refrigerated potato products are produced and sold by our wholly-owned subsidiaries Northern Star Co. (“Northern Star”) and Farm Fresh Foods, Inc. (“Farm Fresh”) to both the foodservice and retail markets. This Division’s products consist of shredded hash browns and diced, sliced, mashed and other specialty potato products. In 2008, approximately 51% of the Potato Products Division’s net sales were to the foodservice market, with the balance to the retail market.

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

Sales, Marketing and Customer Service

Each of our three divisions has developed a marketing strategy which emphasizes high quality products and customer service. Michael Foods Sales, an internal sales group, coordinates the foodservice sales of the Egg Products and Potato Products Divisions, primarily for national and regional accounts, and is supported by a centralized order entry and customer service staff. A group of foodservice brokers is used by Michael Foods Sales to supplement its internal sales efforts. Furthermore, the Egg Products Division maintains a small sales group which handles certain food ingredient egg product sales. During 2007, the sales activities related to our nationally branded egg and potato retail products were combined with that of the Crystal Farms Division’s direct sales and broker activities to affect a more efficient selling effort. Our foodservice marketing staff executes egg and potato products marketing plans in the foodservice market. A separate retail marketing staff executes plans for national retail egg and potato products brands and Crystal Farms, utilizing additional resources from outside marketing and advertising agencies and consultants as needed.

The Crystal Farms Division’s internal and external sales personnel obtain orders from retail stores for next day delivery, and warehouse accounts for delivery usually within 14 days. This Division’s marketing efforts are primarily focused on in-store, co-op, and select media advertising programs, which are executed with grocers on a market-by-market basis.

Customers

The Egg Products Division has long-standing preferred supplier relationships with many of its customers. Our customers include many of the major broad-line foodservice distributors and many national restaurant chains that serve breakfast. As the largest processed egg producer in the industry, we offer our customers a broad product selection, large-scale multi-plant manufacturing capabilities and specialized service. The Egg Products Division’s major customers in each of its market channels include leading foodservice distributors, with Sysco Corporation and U.S. Foodservice accounting for 15% and 13% of the Company’s consolidated net sales, respectively. Some of the Division’s other major customers are national restaurant chains, major retail grocery store chains and major food ingredient customers.

The Crystal Farms Division has customer relationships with large food store chains that rely on us to deliver a variety of dairy case products in a timely and efficient manner. The Division serves over 10,000 retail locations, inclusive of stores receiving products through warehouse delivery. SUPERVALU, the food industry’s largest distributor, is Crystal Farms’ largest customer and accounted for approximately 38% of the Division’s net sales and 9% of the Company’s consolidated net sales.

The Potato Products Division leverages existing relationships with national foodservice distributor customers of the Egg Products Division. Hence, many of the Potato Products Division’s top customers are also long-standing customers of the Egg Products Division. The Division provides foodservice distributors the convenience of centrally sourcing many different types of refrigerated potato and egg products. The Potato Products Division’s largest customers include major foodservice distributors and major retail grocery store chains.

Competition

All aspects of our businesses are extremely competitive. In general, food products are price sensitive and affected by many factors beyond our control, including the economy, changes in consumer tastes, fluctuating input prices, changes in supply due to weather, and production variances.

The egg processing industry is competitive, especially when compared to the shell egg industry. Cargill Kitchen Solutions, a division of Cargill, Incorporated is the Company’s largest higher value-added egg products competitor. The Company also competes with other egg products processors including Sonstegard Foods Company, Rose Acre Farms, Inc., Echo Lake Farm Produce, Rembrandt Enterprises, Inc., Golden Oval Eggs, LLC and ConAgra Foods, Inc.

The Crystal Farms Division competes with the refrigerated products of larger suppliers such as Kraft Foods, Inc., Dairy Farmers of America, Sargento Foods, Inc., and Sorrento Lactalis, Inc. We position Crystal Farms products as an alternative mid-priced brand, operating at price points below national brands and above store (private-label) brands. Crystal Farms’ emphasis on a high level of service and lower-priced branded products has enabled it to compete effectively with much larger national brand companies.

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

The Egg Products Division maintains numerous trademarks and/or trade names for its products, including “Michael Foods,” “Better ‘n Eggs®,” “All Whites®,” “Papetti’s®,” “Quaker State Farms®,” “Broke N’ Ready®,” “Abbotsford Farms ®,” “Canadian Inovatech,” “Emulsa®,” and “Inovatech®.” Ultrapasteurized liquid eggs are marketed using the “Easy Egg®s” trade name. Crystal Farms Division products are marketed principally under the “Crystal Farms” trade name. Other Crystal Farms Division trademarks include “Crescent Valley, “Westfield Farms®”, and “David’s Deli®.” Within the Potato Products Division, we market our refrigerated potato products to foodservice customers under a variety of brands, including “Northern Star” and “Farm Fresh.” The “Simply Potatoes®” and “Diner’s Choice®” brands are used for retail refrigerated products.

Food Safety

We take extensive precautions to ensure the safety of our products. In addition to routine inspections by state and federal regulatory agencies, including continuous United States Department of Agriculture (“USDA”) inspection of many facilities, we have instituted quality systems plans in each of our divisions which address topics such as supplier control; ingredient, packaging and product specifications; preventive maintenance; pest control and sanitation. Each of our facilities also has in place a hazard analysis critical control points plan which identifies critical pathways through which contaminants may enter our facilities and mandates control measures that must be used to prevent, eliminate or reduce all relevant food borne hazards. Each of our divisions has also instituted a product recall plan, including lot identifiability and traceability measures, that allows us to act quickly to reduce the risk of consumption of any product which we suspect may be a problem.

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

Employees

At January 3, 2009, we had 3,790 employees. The Egg Products Division employed 2,341 full-time and 279 part-time employees, none of whom are represented by a union. The Potato Products Division employed 318 persons, 220 of whom were represented by the Bakery, Laundry, Allied Sales Drivers and Warehousemen Union, which is affiliated with the Teamsters. The Crystal Farms Division employed 417 employees, none of whom are represented by a union. Our corporate, sales, supply chain logistics and information systems groups collectively had 435 employees. We believe our employee relations to be good.

Executive Officers of the Registrant

See Item 10—Directors and Executive Officers of the Registrant.

Availability of SEC Reports

We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after they are filed or furnished to the U.S. Securities and Exchange Commission (“SEC”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100F Street NE, Washington, DC, 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800- SEC-0330. Such reports are also available electronically at the SEC’s website (http://www.sec.gov) as well as on our website (http://www.michaelfoods.com) on the Newsroom tab. Information included on our website is not deemed to be incorporated into this Form 10-K.

ITEM 1A—RISK FACTORS

Our operating results are significantly affected by egg, potato and cheese market prices, the prices of other raw materials, such as grain, and energy and energy related costs which can fluctuate widely.

Our operating results are affected by egg, potato and cheese prices and the prices of corn and soybean meal, which are the primary feedstock used in the production of eggs. Historically, the prices of these raw materials have fluctuated widely. Changes in the price of such items may have a material adverse effect on our business, prospects, and results of operations or financial condition. In general, the pricing of eggs is affected by an inelasticity of supply and demand, often times resulting in small changes in production or demand having a large effect on prices. Historically, our operating profit has been, at times, adversely affected when egg and grain prices rise significantly. In addition, our operating profit has historically been negatively affected during extended periods of low egg prices. We also can experience similar negative effects on our results of operations because of increases in the price of potatoes and cheese. Although we can take steps to mitigate the effects of changes to our raw material costs, fluctuations in prices are outside of our control. For example, the prices of corn and soybean meal rose dramatically from the summer of 2006 through the summer of 2008. We viewed much of the corn price rise as relating to significant incremental demand from ethanol producers. With the rapid rise in grain costs, we were unable to adjust our egg products selling prices rapidly and extensively enough to offset this significant raw material cost increase. Our operating results can also be affected by other input costs such as energy and energy related costs. While we endeavor to keep our selling prices in-line with our input costs, we are not always able to do so and this may result in abnormally low operating profit margins for extended periods of time.

We produce and distribute food products that are susceptible to microbial contamination.

Many of our food products, particularly egg products, are vulnerable to contamination by disease producing organisms, or pathogens, contained in food, such as Salmonella, which are found in the environment. Shipment of adulterated products, even if inadvertent, is a violation of law and may lead to an increased risk of exposure to product liability claims (as discussed below), product recalls and increased scrutiny by federal and state regulatory agencies. Any shipment of adulterated products may have a material adverse effect on our reputation, business, prospects, results of operations and financial condition. The risk may be controlled, but not eliminated, by adherence to good manufacturing practices and finished product testing. Also, products purchased from others for repacking or distribution may contain contaminants that may be inadvertently redistributed by us. Once contaminated products have been shipped for distribution, illness and death may result if the pathogens are not eliminated by thorough processing and cooking at the foodservice or consumer level.

As a result of selling food products, we face the risk of exposure to product liability claims.

We face the risk of exposure to product liability claims and adverse public relations in the event that our quality control procedures fail and the consumption of our products cause injury or illness. If a product liability claim is successful, our insurance may not be adequate to cover all liabilities we may incur, and we may not be able to continue to maintain such insurance, or obtain comparable insurance at a reasonable cost, if at all. We generally seek contractual indemnification and insurance coverage from parties supplying us products, but this indemnification or insurance coverage is limited by the creditworthiness of the indemnifying party, and their insurance carriers, if any, as well as the insured limits of any insurance provided by suppliers. We believe we have adequate product liability coverage but, if we did not have adequate insurance or contractual indemnification available, product liability claims relating to defective products could have a material adverse effect on our business reputation and earnings. In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could have a material adverse effect on our reputation with existing and potential customers and on our business, prospects, results of operations and financial condition.

A decline in egg consumption or in the consumption of processed food products in total could have a material adverse effect on our net sales and results of operations.

Adverse publicity relating to health concerns and the nutritional value of eggs and egg products could adversely affect egg consumption and consequently demand for our processed egg products, which could have a material adverse effect on our business, prospects, and results of operations or financial condition. In addition, as almost all of our operations consist of the production and distribution of processed food products, a change in consumer preferences relating to processed food products or in consumer perceptions regarding the nutritional value of processed food products could adversely affect demand, which would have a material adverse effect on our business, prospects, results of operations, liquidity and financial condition. Further, weak or recessionary economic conditions can affect food consumption patterns, particularly in the foodservice market, with a potentially negative effect on our sales volumes and margins.

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

Our largest customers have historically accounted for a significant portion of the net sales volume of each of our three divisions. If, for any reason, one of our key customers were to purchase significantly less of our products in the future or were to terminate its purchases from us altogether, and we are not able to sell our products to new customers at comparable or greater levels, our business, prospects, financial condition and results of operations may be materially adversely effected. This concentration of sales and the associated accounts receivable to these customers increases the risk that in the current economic conditions one of them might encounter financial difficulties impacting their ability to pay for products shipped to them.

The revolving line of credit within our senior credit facility will need to be refinanced within the next year.

Our senior credit facility provides a $100 million revolving line of credit maturing in November 2009. In addition, we have a $540 million term loan maturing in November 2010. The current turmoil in the credit markets and the overall economic environment could negatively impact our ability to refinance and the costs of such refinancing, including: 1) an increase in interest rates compared to what we have incurred in recent years, 2) a potential reduced ability to refinance all amounts that we have currently outstanding, and 3) a potential for any new debt financing package to have a different structure (terms, rates, covenants, amortization, tranches, etc.) than our present credit agreement. Any failure to refinance our present debt, in total, could reduce funds available to us for working capital, capital expenditures and general corporate purposes, and could affect our growth plans related to acquisitions, new product offerings, and other areas. Also, we may choose, or be required, to use a portion of our cash balances to reduce our credit levels in 2009.

Trademarks and patents have historically been important to our business. The loss or expiration of a patent, whether licensed or owned, or the loss of any trademark could negatively impact our ability to produce and sell the products associated with such patent or trademark, which could have a material adverse effect on our sales volume and net income.

We utilize trademarks, patents, trade secrets and other intellectual property in our business, the loss or expiration of which could negatively impact our ability to produce and sell the associated products, which could have a material adverse effect on our results of operations. We also own many registered and unregistered trademarks that are used in the marketing and sale of our products. We have invested a substantial amount of money in establishing and promoting our trademarked brands. However, the degree of protection that these trademarks afford us is uncertain.

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

We are subject to federal, state, and local environmental requirements, including those governing discharges to air and water, the management of hazardous substances, the disposal of solid and hazardous wastes, and the remediation of contamination. If we do not fully comply with environmental regulations, or if a release of hazardous substances occurs at or from one of our facilities, we may be subject to penalties and fines, and/or be held liable for the cost of remedying the condition. The operational and financial effects associated with compliance with the variety of environmental regulations we are subject to could require us to make material expenditures or otherwise adversely affect the way we operate our business and our prospects, results of operations and financial condition. To address wastewater issues at our Wakefield, Nebraska location, we constructed an approximately $16 million mechanical treatment plant, which became operational in early 2008. The financing to build and equip the plant was secured via the City of Wakefield. However, this debt is guaranteed by us.

Extreme weather conditions, disease (such as avian influenza) and pests could harm our business.

Many of our business activities are subject to a variety of agricultural risks. Unusual weather conditions, disease and pests can materially and adversely affect the quality and quantity of the raw materials we use and, hence, the food products we produce and distribute. In particular, avian influenza occasionally affects the domestic poultry industry, leading to hen deaths. A virulent form of avian influenza has emerged in Southeast Asia over the past several years and has spread elsewhere in the Eastern Hemisphere in recent years. It has caused deaths in wild bird populations and, in limited instances, domesticated chicken and turkey flocks. It has also been linked to illness and death among some persons who have been in contact with diseased fowl. It is not clear if this form of avian influenza will manifest itself in North America, or if sheltered flocks, such as ours, have significant exposure risk. However, to protect against this risk, we have intensified biosecurity measures at our layer locations. Weather, disease and pest matters could affect a substantial portion of our production facilities in any year and could have a material adverse effect on our business, prospects, and results of operations or financial condition.

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

Egg Products Division. The following table summarizes information relating to the primary facilities of our egg products division:

Location	Principal Use	Size (square feet)	Owned/Leased	Lease Expiration	Annual Payments
Elizabeth, New Jersey (a)	Processing	75,000	Leased	2012	$583,000

Elizabeth, New Jersey (a)	Processing	125,000	Leased	2012	920,000

Bloomfield, Nebraska	Processing	80,000	Owned	—	—

LeSueur, Minnesota	Processing	29,000	Owned	—	—

Wakefield, Nebraska	Processing	380,000	Owned	—	—

Klingerstown, Pennsylvania (b)	Processing and Distribution	158,000	Leased	2017	662,000

Lenox, Iowa	Processing and Distribution	151,000	Owned	—	—

Gaylord, Minnesota	Processing and Distribution	230,000	Owned	—	—

Elizabeth, New Jersey (a)	Distribution	80,000	Leased	2012	648,000

Bloomfield, Nebraska	Egg Production	619,000	Owned	—	—

Wakefield, Nebraska	Egg Production	658,000	Owned	—	—

LeSueur, Minnesota	Egg Production	345,000	Owned	—	—

Gaylord, Minnesota	Egg Production	349,000	Owned	—	—

Gaylord, Minnesota	Pullet Houses	130,000	Owned	—	—

Wakefield, Nebraska	Pullet Houses	432,000	Owned	—	—

Plainview, Nebraska	Pullet Houses	112,000	Owned	—	—

Winnipeg, Manitoba (c)	Processing	102,000	Capital Lease	2012	492,000

Winnipeg, Manitoba (c)	Processing	32,000	Leased	2013	208,000

St. Marys, Ontario (c)	Processing	42,000	Capital Lease	2012	279,000

Mississauga, Ontario (c)	Distribution	8,000	Leased	2009	73,000

Abbotsford, Wisconsin	Processing	20,000	Owned	—	—

(a)	There is a five year extension available on these leases.
(b)	There is a ten year and a five year extension available on this lease.
(c)	There are four five year extensions available on these leases. The St. Marys, Ontario plant closed as of March 31, 2007, but remains under lease. See Note G to our consolidated financial statements.

The Egg Products Division also owns or leases, primarily for egg production operations, approximately 1,600 acres of land in Nebraska and Minnesota.

Potato Products Division. The Potato Products Division owns a processing plant and land located in Minneapolis, Minnesota, consisting of approximately 162,000 square feet of production area. This Division leases a building in North Las Vegas, Nevada, consisting of approximately 31,000 square feet. This lease expires in 2011 and we have the option to extend the lease for two successive five year periods. The annual payment amount on this lease is approximately $376,000. The division purchased a 230,000 square foot building in suburban Minneapolis, Minnesota in December 2008. This building is being converted into a potato products plant, with initial production expected in early 2010. We plan to close the Minneapolis plant once the new plant is fully functional, but at a date unlikely to be earlier than mid 2010. The plant presently under construction is expected to offer more efficient production output and incremental capacity, which the Division needs to expand its sales.

Crystal Farms Division. The Crystal Farms Division leases office space in suburban Minneapolis and several small warehouses across the United States. The leases expire between 2009 and 2011. The annual base rent for all of the leases is approximately $480,000. The Division owns a distribution center located near LeSueur, Minnesota, which is approximately 33,000 square feet. The Division also owns and operates an 85,000 square foot refrigerated warehouse with offices and a 30,000 square foot cheese packaging facility on a 13-acre site in Lake Mills, Wisconsin.

The total annual lease payments for the facilities described above is approximately $5.7 million. The leases for these facilities have varying length terms ranging from month-to-month to 2017. We believe that our owned and leased facilities, together with budgeted capital projects in each of our three operating divisions, are adequate to meet anticipated requirements for our current lines of business for the foreseeable future. All of our owned property is pledged to secure repayment of our senior credit facility.

For additional information on contractual obligations relating to operating leases see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

ITEM 3—LEGAL PROCEEDINGS

In late 2008 and early 2009, some 22 class-action lawsuits were filed in various federal courts against us and several other defendants (manufacturers of processed egg products, producers of shell eggs, and egg industry organizations) alleging violations of Federal and State antitrust laws in connection with the sale of shell eggs and/or processed-egg products. Plaintiffs seek to represent nationwide classes of Direct and Indirect Purchasers and allege that the Defendants conspired to reduce the supply of eggs by participating in export, animal husbandry, and other programs and activities of various egg industry associations. On December 2, 2008, The Judicial Panel on Multidistrict Litigation ordered the transfer of all cases to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings. On January 30, 2009, plaintiffs seeking to represent Direct Purchasers filed a Consolidated Amended Complaint, which was followed by a Consolidated Amended Complaint on behalf of Indirect Purchasers filed on February 27, 2009. The Defendants have not yet answered or otherwise responded to the Consolidated Amended Complaints.

We received a Civil Investigative Demand (“CID”) from the Florida Attorney General, issued to the Company on November 17, 2008, regarding an investigation of possible anticompetitive activities “relating to the production and sale of eggs or egg products.” The CID requests information and documents related to the pricing and supply of shell eggs and egg products, as well as our participation in various programs of the United Egg Producers. We are fully cooperating with the Florida Attorney General’s office.

On March 27, 2008, we received a subpoena from the Antitrust Division of the U.S. Department of Justice requesting documents and testimony relating primarily to the pricing, marketing, and sales of processed egg products for the period of January 1, 2002 through March 27, 2008. On the same date, one of our subsidiaries received a similar subpoena. We fully cooperated with the Department of Justice request. On February 19, 2009, we were advised in writing that the U.S. Department of Justice had closed its investigation, with no indictments filed or any enforcement action taken.

We are party to a suit brought by Feesers, Inc. against Sodexho, Inc. and us alleging violation of the Robinson-Patman Act. We were awarded a summary judgment by the United States District Court for the Middle District of Pennsylvania. A decision by the United States Court of Appeals for the Third Circuit in August 2007 reversed the summary judgment decision and remanded the matter back to the District Court. A bench trial occurred in January 2008; we continue to await a decision from the trial court.

In 2004, the U.S. Environmental Protection Agency (“EPA”) and the Nebraska Department of Environmental Quality (“NDEQ”) commenced enforcement proceedings against us in connection with our discharge of wastewater to the municipal treatment facility in Wakefield, Nebraska. In early 2007, the parties settled the matter by entering into a Consent Decree under which we paid a $1,050,000 civil penalty, agreed to take certain environmentally proactive measures, and agreed to a specific schedule for completing construction of a mechanical wastewater treatment facility. Construction of the treatment facility was completed in early 2008. On November 25, 2008, upon the filing of a joint request by the EPA, NDEQ and the Company, the U.S. District Court, District of Nebraska, agreed that we had satisfied all of our obligations under the Consent Decree and issued an order terminating the Consent Decree.

In addition, we are from time to time party to litigation, administrative proceedings and union grievances that arise in the ordinary course of business, and occasionally pay small penalties to resolve alleged minor violations of regulatory requirements. There is no pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on our operations or financial condition.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Our common equity is not traded in any market. We had one holder of our common equity as of March 24, 2009. No securities are authorized for issuance under equity compensation plans. No unregistered sales of securities were made during 2008.

(b)	Not applicable.

(c)	Not applicable.

ITEM 6—SELECTED FINANCIAL DATA

The following table sets forth selected consolidated historical financial data for the years ended January 3, 2009, December 29, 2007, December 30, 2006, December 31, 2005 and January 1, 2005. The data presented below was derived from the Company’s Consolidated Financial Statements. This information should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere herein and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	2008	2007	2006	2005	2004
(In thousands)

Statement of Earnings Data

Net sales	$1,804,373	$1,467,762	$1,247,348	$1,242,498	$1,313,504

Cost of sales	1,528,420	1,223,416	1,016,832	1,005,418	1,077,126

Gross profit	275,953	244,346	230,516	237,080	236,378
Selling, general and administrative expenses	165,938	147,375	133,287	130,833	138,138

Plant closing expenses	—	1,525	3,139	—	—

Operating profit	110,015	95,446	94,090	106,247	98,240

Interest expense, net	42,008	52,490	55,928	47,119	43,285
Loss on early extinguishment of debt	—	—	—	5,548	—

Earnings before income taxes and equity in losses of unconsolidated subsidiary	68,007	42,956	38,162	53,580	54,955

Income tax expense	21,129	15,391	16,294	14,266	20,981

Earnings before equity in losses of unconsolidated subsidiary	46,878	27,565	21,868	39,314	33,974
Equity in losses of unconsolidated subsidiary	—	—	2,713	455	460

Net earnings	$46,878	$27,565	$19,155	$38,859	$33,514

At Period End Balance Sheet Data

Working capital	$157,128	$94,581	$78,358	$79,923	$60,544

Total assets	1,298,858	1,273,861	1,263,763	1,333,576	1,341,555
Long-term debt, including current maturities	597,384	601,783	645,794	709,723	750,783

Shareholder’s equity	403,988	360,089	324,794	304,015	257,393

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

General

Overview. We are a producer and distributor of egg products to the foodservice, retail and food ingredient markets. We are also a producer and distributor of refrigerated potato products to the foodservice and retail grocery markets. Additionally, we distribute refrigerated food items, primarily cheese and other dairy products, to the retail grocery market, predominantly in the central United States. We focus our growth efforts on the specialty sectors within our food categories and strive to be a market leader in product innovation and low-cost production. We have a strategic focus on value-added processing of food products which is designed to capitalize on key food industry trends, such as (i) the desire for improved safety and convenience, (ii) the focus by foodservice operators on reducing labor and waste, and (iii) the long-term trend toward food consumption away from home, which has been slowed somewhat by the current economic conditions. We believe our operational scale, product breadth and geographic scope make us an attractive and important strategic partner for our customers, which include foodservice distributors, major restaurant chains and food ingredient companies.

Acquisitions/Joint Ventures. We have focused, in recent years, on making small acquisitions that expand our current product offerings and/or geographic scope and broaden our technological expertise. We continue to evaluate potential acquisitions and they remain a part of our growth plans. Effective January 11, 2008, we purchased the assets of Mr. B’s of Abbotsford, Inc. and related entities for $8.7 million. Mr. B’s of Abbotsford, Inc. is a processor of organic and cage-free egg products, so the acquisition expanded our presence in the specialty egg products market.

Commodity Risk Management. Our principal exposure to market risks that may adversely affect our results of operations and financial condition include changes in future commodity prices and interest rates. We seek to minimize or manage these market risks through normal operating and financing activities and through the use of commodity futures contracts and options. We do not trade or use instruments with the objective of earning financial gains on commodity prices, nor do we use instruments where there are not underlying exposures. See “—Market Risk —Commodity Hedging—Commodity Risk Management.”

Results of Operations

The following table summarizes the historical results of our divisional operations and such data as a percentage of total net sales. The information contained in this table should be read in conjunction with “Item 6—Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	2008		2007		2006
	$	%	$	%	$	%
	(In thousands)
Statement of Earnings Data:
External net sales:
Egg products division	1,265,641	70.1	1,014,588	69.1	858,352	68.8
Potato products division	125,059	6.9	119,033	8.1	113,980	9.1
Crystal Farms division	413,673	23.0	334,141	22.8	275,016	22.1

Total net sales	1,804,373	100.0	1,467,762	100.0	1,247,348	100.0
Cost of sales	1,528,420	84.7	1,223,416	83.4	1,016,832	81.5

Gross profit	275,953	15.3	244,346	16.6	230,516	18.5
Selling, general and administrative expenses	165,938	9.2	147,375	10.0	133,287	10.7
Plant closing expenses	—	—	1,525	0.1	3,139	0.3

Operating profit (loss):
Egg products division	95,442	5.3	75,539	5.1	67,660	5.4
Potato products division	13,719	0.8	18,941	1.3	19,243	1.5
Crystal Farms division	17,267	0.9	11,495	0.8	18,604	1.5
Corporate	(16,413)	(0.9)	(10,529)	(0.7)	(11,417)	(0.9)

Total operating profit	110,015	6.1	95,446	6.5	94,090	7.5

Interest expense, net	42,008	2.3	52,490	3.6	55,928	4.5

Net earnings	46,878	2.6	27,565	1.9	19,155	1.5

Results for the Year Ended January 3, 2009 Compared to results for the Year Ended December 29, 2007

Net Sales. Net sales for 2008 increased $336.6 million, or 23%, to $1,804.4 million from $1,467.8 million in 2007. The increased sales reflected higher market-related pricing to cover increased costs, $19 million of sales associated with the additional 53rd week in 2008 and volume growth of 3%.

Egg Products Division Net Sales. Egg Products Division external net sales for 2008 increased $251.0 million, or 25%, to $1,265.6 million from $1,014.6 million in 2007. External net sales in 2008 increased for all of our egg product categories as compared to 2007. Pricing increased in all categories, reflecting the high egg markets and significantly higher corn and soybean meal markets, which resulted in higher market-related pricing of our products. Volume rose in 2008 for our higher value-added lines, while the more commodity based product lines like frozen, dried and short shelf-life liquid items showed declines. Growth was particularly driven by unit volume gains in extended shelf-life liquid, retail egg white based and precooked egg products. Overall, the division’s unit sales increased by 2% in 2008, as compared to 2007, but slowed from a higher growth rate in the first half of 2008, primarily in foodservice, due to worsening economic conditions.

Potato Products Division Net Sales. Potato Products Division external net sales for 2008 increased $6.1 million, or 5%, to $125.1 million from $119.0 million in 2007. The division’s unit sales increased 4% in 2008, led by retail unit sales, as compared to 2007 levels. The potato products growth rate, primarily in foodservice, also slowed in the second half of the year.

Crystal Farms Division Net Sales. Crystal Farms Division external net sales for 2008 increased $79.6 million, or 24%, to $413.7 million from $334.1 million in 2007. This increase was due primarily to pricing actions taken as a result of significantly higher cheese costs, along with the growth of a national private-label cheese account. The core branded cheese net sales and volume growth were 24% and 7%, year-over-year. Unit sales for distributed products (excluding shell eggs) increased 12% in 2008, primarily reflecting significant growth in branded and private-label cheese, and potato products.

Gross Profit. Gross profit for 2008 increased $31.7 million, or 13%, to $276.0 million from $244.3 million in 2007. Our gross profit margin decreased to 15.3% in 2008 as compared to 16.6% in 2007. The lower gross profit margin percentage reflected margin declines in the Potato Products Division due to increased raw material and manufacturing costs; increases in grain costs which impacted the foodservice egg product lines; and increases in energy, packaging and transportation costs that impacted all of our businesses. We were unable to fully pass through these cost increases to our customers in a timely manner through selective price increases. Offsetting some of this gross margin pressure was positive gross margin contributions from the Crystal Farms Division cheese category, as pricing came more in line with the higher costs, as compared to 2007 and both food ingredient and retail egg products, which experienced margin improvement.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2008 increased $18.5 million, or 13%, to $165.9 million from $147.4 million in 2007. The increase was due primarily to increases in legal and compensation costs incurred in 2008.

Plant Closing Expenses. In March 2007, we closed our plant in St. Marys, Ontario. During 2007, we recorded $0.2 million of employee termination costs and $1.3 million of asset impairment charges related to plant equipment write-offs.

Operating Profit. Operating profit for 2008 increased $14.6 million, or 15%, to $110.0 million from $95.4 million in 2007, due to the increased gross profits discussed above.

Egg Products Division Operating Profit. Egg Products Division operating profit for 2008 increased $19.9 million, or 26%, to $95.4 million from $75.5 million in 2007. Operating profits for foodservice egg products decreased, reflecting higher egg costs due to higher grain and increased other costs which we were unable to fully pass through to our customers in a timely manner. Offsetting that decline, operating profits improved for food ingredient egg products as a result of pricing execution throughout higher Urner Barry markets. Operating profits increased for retail egg products as a result of volume growth.

Potato Products Division Operating Profit. Potato Products Division operating profit for 2008 decreased $5.2 million, or 28%, to $13.7 million, compared to $18.9 million in 2007. The decrease in operating profit reflected increased raw material and manufacturing costs, which we were unable to fully pass through to our customers. Those cost increases were partially offset by unit volume growth, particularly for our retail potato products.

Crystal Farms Division Operating Profit. Crystal Farms Division operating profit for 2008 increased $5.8 million, or 50%, to $17.3 million from $11.5 million in 2007. Operating profits improved mainly due to increased gross margin in the cheese category, as pricing caught up with the cheese costs in the last half of the year and margins returned to more historical levels. The division also experienced strong unit growth in private-label cheese.

Interest Expense and Income Taxes. Net interest expense decreased by approximately $10.5 million in 2008 compared to 2007, reflecting reduced interest rates and a $50 million voluntary debt repayment in December of 2007. Our effective tax rate on earnings before income taxes was 31.1% for 2008 compared to 35.8% in 2007. The effective rate was impacted by the amount of permanent differences between book and taxable income, including the qualified production activities deduction created by The American Jobs Creation Act of 2004. Additionally, the rate for 2008 was affected by improved results in one of our foreign subsidiaries, impacting the valuation allowance against their deferred tax assets.

Results for the Year Ended December 29, 2007 Compared to results for the Year Ended December 30, 2006

Net Sales. Net sales for 2007 increased 18%, or $220.5 million, to $1,467.8 million from $1,247.3 million for 2006, as a result of an increase in external net sales in all our divisions.

Egg Products Division Net Sales. Egg Products Division external net sales for 2007 increased $156.2 million, or 18%, to $1,014.6 million from $858.4 million for 2006. External net sales increased for all product lines. The egg market was unusually strong in 2007, recording record highs. For the full year 2007, shell egg prices increased by approximately 55% from 2006 levels, as reported by Urner Barry. Our 2007 pricing for each product line increased year-over-year reflecting these market conditions and other rising costs, especially grains. Unit sales increased for most product lines in 2007, and for all higher value-added lines, with an overall increase of 2% recorded for the Division.

Potato Products Division Net Sales. Potato Products Division external net sales for 2007 increased $5.0 million, or 4%, to $119.0 million from $114.0 million for 2006. This increase was primarily attributable to unit sales growth for foodservice potato products, with retail sales being relatively unchanged. Approximately 53% of the Division’s 2007 net sales were to the foodservice market, with 47% to the retail market. Pricing for the Division in 2007 rose slightly, led by increases for retail items.

Crystal Farms Division Net Sales. Crystal Farms Division external net sales for 2007 increased $59.1 million, or 21%, to $334.1 million from $275.0 million for 2006. This increase was mostly due to notable market inflation in cheese, shell eggs and butter prices year-over-year. The key branded cheese business experienced flat unit sales, with butter units down slightly. New account activity drove private-label cheese unit sales to roughly double. Overall, 2007 unit sales for the Division increased 2%, with core distributed products ahead 7% and shell egg unit sales down 13%. The latter was the result of consumers’ response to high shell egg market pricing and the loss of low margin warehouse accounts.

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

Plant Closing Expenses. We announced in November 2006 we would be closing our egg processing facility in St. Marys, Ontario in 2007. In 2006, we recorded $3.1 million of employee termination costs and asset impairment on the leased building and certain plant equipment, as well as other plant assets. We closed the St. Marys plant in March 2007. During 2007, we recorded $0.2 million of employee termination costs and $1.3 million of asset impairment charges related to plant equipment write-offs (see Note G to our consolidated financial statements).

Operating Profit. Operating profit for 2007 increased $1.3 million, or approximately 1%, to $95.4 million from $94.1 million for 2006. This increase was due to an increase in Egg Products profits, which was largely offset by a significant decrease in Crystal Farms profits and increases in incentive compensation and selling and marketing costs noted above.

Egg Products Division Operating Profit. Egg Products Division operating profit for 2007 increased $7.8 million, or 12%, to $75.5 million from $67.7 million for 2006. Operating profit for higher value-added egg products decreased by over $30 million, or 36%, from 2006 levels, mainly reflecting compressed margins due to significantly higher egg costs in 2007. With the rapid increase in our egg and other costs, particularly grains, we were unable to offset the cost increases in a timely manner with selective price increases. However, those reductions were outweighed by the operating results from our food ingredient egg products which showed a profit in 2007 as compared to a significant loss in 2006, reflecting more favorable market-driven pricing in 2007. Shell egg sales also returned notable operating profits in 2007, reflecting significantly improved market pricing.

Potato Products Division Operating Profit. Potato Products Division operating profit for 2007 decreased $0.3 million, or 2% to $18.9 million from $19.2 million for 2006. This decrease reflected a decrease in margins for foodservice sector sales, the result of slightly lower selling prices.

Crystal Farms Division Operating Profit. Crystal Farms Division operating profit for 2007 decreased $7.1 million, or 38%, to $11.5 million from $18.6 million for 2006. Operating profit decreased mainly due to significantly higher cheese costs, which we were unable to offset in a timely manner with selective price increases.

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

Seasonality and Inflation

Our consolidated quarterly operating results are affected by the seasonal fluctuations of our net sales and operating profits. Specifically, shell egg prices typically rise seasonally in the first and fourth quarters of the year due to increased demand during holiday periods. Consequently, net sales in the Egg Products Division may increase in the first and fourth quarters. Generally, the Crystal Farms Division has higher net sales and operating profits in the fourth quarter, coinciding with incremental consumer demand during the holiday season. Operating profits from the Potato Products Division are less seasonal, but tend to be higher in the second half of the year coinciding with the potato harvest and incremental consumer demand.

Generally, other than fluctuations in certain raw material costs, largely related to short-term supply and demand variances, inflation has not been a significant factor in our operations. Historically, inflation has not had a significant impact on our business, results of operations or financial condition since we can generally offset the impact of inflation through a combination of productivity gains and price increases. However, we had unusual inflationary impacts to our operations in the past three years, as we experienced notable inflation for key purchased items such as corn, soybean meal, cheese, natural gas, diesel fuel and packaging materials, which we were unable to fully offset through selective price increases to our customers. The notable raw material inflationary impacts seen in 2007 and through the first half of 2008 subsided somewhat in the second half of 2008.

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

Cash flow provided by operating activities was $99.1 million for 2008, compared to $98.0 million for 2007. The increase in our cash flow provided by operating activities was primarily attributable to an increase in net earnings, offset by uses for working capital needs. Cash flow provided by operating activities was $98.0 million for 2007, compared to $76.8 million for 2006, which was also primarily attributable to an increase in net earnings.

Our senior credit facility (“credit agreement”) provides a $100 million revolving credit facility maturing in 2009 and a $540 million term loan facility maturing in 2010. We have had preliminary discussions with our agent bank regarding the November 2009 expiration of the revolving credit facility. We believe we have the ability to enter into a new revolving credit facility, though its size and cost will likely vary from expiring levels. However, recent and continuing significant changes in the capital markets and the decreased availability of debt financing may limit our ability to obtain replacement financing, and there is no assurance that replacement financing will be available. The credit agreement was amended by an amendment as of September 17, 2004 (see our Form 8-K of September 22, 2004; incorporated by reference herein), a second amendment as of May 18, 2005 (see our Form 8-K of May 23, 2005; incorporated by reference herein) and a third amendment as of November 22, 2005 (see our Form 8-K of November 4, 2005; incorporated by reference herein). As of January 3, 2009, $427.3 million was outstanding under the term loan facility and approximately $6.6 million was used under the revolving line of credit for letters of credit. In December 2007, we made a voluntary repayment under the credit agreement of $50 million. The weighted average interest rate for our borrowings under the credit agreement was approximately 3.69% at January 3, 2009. We also have outstanding $150 million from the November 2003 issuance of 8% senior subordinated notes due 2013.

The credit agreement requires us to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the credit agreement and the indenture relating to the 8% senior subordinated notes due 2013 contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in these agreements. Our failure to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on our results of operations, financial position and cash flow. In general, the debt covenants limit our discretion in operating our businesses. We were in compliance with all of the covenants in the credit agreement and the indenture as of January 3, 2009.

In December 2008, we entered into a $15.5 million variable rate lease agreement to fund a portion of the equipment purchases at the new potato products facility. As of January 3, 2009, we had not borrowed on this facility.

M-Foods Holdings, Inc. has outstanding $100 million of 9.75% Senior Notes due October 1, 2013. The accreted balance of these notes as of January 3, 2009 was $150.7 million. M-Foods Holdings, Inc. will be required to make semi-annual cash interest payments on this debt beginning October 1, 2009. As a wholly-owned subsidiary of M-Foods Holdings, Inc., we are responsible for servicing these notes.

The following is a calculation of our minimum interest coverage and maximum leverage ratios under the credit agreement. The terms and related calculations are defined in the credit agreement, as amended. The agreement and amendments are included as exhibits and incorporated by reference in this Form 10-K.

	2008	2007
	(In thousands)
Calculation of Interest Coverage Ratio:
Consolidated EBITDA (1)	$200,016	$175,908
Consolidated Cash Interest Expense (2)	38,829	49,531
Actual Interest Coverage Ratio (Ratio of EBITDA to interest expense)	5.15x	3.55x
Minimum Permitted Interest Coverage Ratio	2.75x	2.75x

Calculation of Leverage Ratio:
Funded Indebtedness (3)	$610,089	$614,325
Less: Cash and equivalents	(78,054)	(30,077)

	532,035	584,248
Consolidated EBITDA (1)	200,016	175,908
Actual Leverage Ratio (Ratio of funded indebtedness less cash and equivalents to EBITDA)	2.66x	3.32x
Maximum Permitted Leverage Ratio	4.25x	4.50x

(1)	Consolidated EBITDA (earnings before interest expense, taxes, depreciation and amortization) is defined in the credit agreement as follows:

	2008	2007
	(In thousands)
Net earnings	$46,878	$27,565
Interest expense, excluding amortization of debt issuance costs	37,277	48,090
Amortization of debt issuance costs	3,824	4,435
Income tax expense	21,129	15,391
Depreciation and amortization	77,321	75,043
Equity sponsor management fee	2,000	1,759
Expenses related to industrial revenue bonds guaranteed by certain of our subsidiaries	976	987
Other (a)	2,762	3,131

	192,167	176,401
Plus: Unrealized losses (gains) on swap contracts	7,849	(493)

Consolidated EBITDA, as defined in the credit agreement	$200,016	$175,908

(a)	Other reflects the following:

	2008	2007
	(In thousands)
Losses from the disposition of assets not in the ordinary course of business	$—	$1,293
Non-cash compensation	2,123	1,378
Letter of credit fees	121	141
Other non-recurring charges	518	319

	$2,762	$3,131

(2)	Consolidated Cash Interest Expense, as calculated in the credit agreement, was as follows:

	2008	2007
	(In thousands)
Interest expense, net	$42,008	$52,490
Interest income	645	1,476

Gross interest expense	42,653	53,966
Less: Amortization of debt issuance costs	(3,824)	(4,435)

Consolidated Cash Interest Expense	$38,829	$49,531

(3)	Funded Indebtedness was as follows:

	2008	2007
	(In thousands)
Term loan facility	$427,300	$427,300
8% senior subordinated notes	150,000	150,000
Insurance bonds	1,330	470
Guarantee obligations (see Debt Guarantees described below)	18,840	21,098
Capital leases	3,743	5,708
Standby letters of credit (primarily with our casualty insurance carrier, Liberty Mutual)	6,574	6,899
Funded indebtedness of Trilogy Egg Products, Inc.	2,252	2,800
Other	50	50

Total Funded Indebtedness	$610,089	$614,325

The aggregate maturities of our long-term debt, our lease commitments and our long-term purchase commitments for the years subsequent to 2008, are as follows:

	Payments Due by Period (In thousands)
Contractual Obligations (3)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt (1)	$593,641	$3,389	$427,813	$153,114	$9,325
Capital lease obligations	4,246	1,151	2,328	767	—
Operating lease obligations	22,487	6,597	9,267	3,779	2,844
Purchase obligations (2)	768,064	198,060	271,240	113,635	185,129
Deferred compensation	18,984	—	—	18,984	—
Interest on fixed rate debt and other	60,000	12,000	24,000	24,000	—

Total	$1,467,422	$221,197	$734,648	$314,279	$197,298

(1)	Does not include variable interest.
(2)	A substantial portion relates to egg contracts. Estimates of future open market egg prices and feed costs were used to derive these figures. Hence, most of our purchase obligations are subject to notable market price risk.
(3)	The company does not have any current obligations related to uncertain tax positions under FIN 48. Due to the uncertainty of the nature of its long-term positions, the Company is not able to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the net tax liability of $3.4 million is excluded from the preceding table. See Note C to our consolidated financial statements

We have entered into substantial purchase obligations to fulfill our egg, potato and cheese requirements. We maintain long-term egg procurement contracts with numerous cooperatives and egg producers throughout the Midwestern and Eastern United States and Canada, which supply approximately 45% of our annual external egg requirements. Most of these contracts vary in length from 18 to 120 months. The egg prices are primarily indexed to grain or Urner Barry market indices. One egg supplier provides more than 10% of our annual egg requirements. Based upon the best estimates available to us for grain and egg prices, we project our purchases from our top five contracted egg suppliers will approximate $165.1 million in 2009, $143.3 million in 2010, $49.3 million in 2011 and $19.7 million in 2012. The 2009 amount represents approximately 41% of our total egg purchases for the year. In addition, we have contracts to purchase potatoes that expire in 2009. These contracts will supply approximately 41% of the Potato Products Division’s raw potato needs in 2009. Two potato suppliers are each expected to provide more than 10% of our 2009 potato requirements. At January 3, 2009, we had forward contracts to buy cheese of $1.8 million. Please see our Contractual Obligations chart above for our estimated breakdown of these obligations during the coming year, one to three year, three to five year, and more than five year periods.

Our ability to make payments on and to refinance our debt, including the senior subordinated notes, to fund planned capital expenditures and otherwise satisfy our obligations will depend on our ability to generate sufficient cash in the future. This, to some extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We believe that, based on current levels of operations, we will be able to meet our debt service and other obligations when due. Significant assumptions underlie this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. If our future cash flows from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the senior subordinated notes, on or before maturity. We cannot assure our investors that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including the senior subordinated notes and the credit agreement, may limit our ability to pursue any of these alternatives. As discussed above, our ability to refinance our existing indebtedness as it matures will also be affected by the general state of the debt markets.

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

Capital Spending

We invested approximately $39.1 million in capital expenditures in 2008, $38.1 million in 2007, and $33.8 million in 2006. For each of these years capital expenditures mainly related to expanding capacity for value-added products, expanding warehouse space for all of our divisions, and upgrading information technology systems. Capital expenditures in 2008, 2007, and 2006 were funded from cash flows from operations. We plan to spend an amount in excess of recent historical averages on capital expenditures for 2009. A major new project is replacement of the existing Northern Star potato plant in Minneapolis with a new plant in Chaska, Minnesota. The new building has been purchased and will be converted to a food processing facility that will have greater processing efficiencies and capacity than our existing facility. Our spending continues to be focused on expanding capacity for higher value-added egg products, maintaining existing production facilities, and replacing tractors and trailers, among other projects. Capital spending in 2009 is expected to be funded by a combination of operating cash flows and leases. We expect these investments to improve manufacturing efficiencies, customer service and product quality.

Debt Guarantees

We have guaranteed, through our Waldbaum subsidiary, the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of three municipalities where we have food processing facilities. In 2007, a $6.0 million bond financing was completed by one of the three municipalities, the City of Wakefield, Nebraska, at an annual interest rate of 8.22%, with such proceeds to be used for the completion of construction of the wastewater treatment facility. The wastewater treatment facility became operational in early 2008. We have guaranteed the principal and interest payments related to these bonds, which mature September 15, 2017. These bonds, along with the original $10.25 million guaranteed in 2005, are included in our debt. The remaining principal balance for all guaranteed bonds at January 3, 2009 was approximately $18.8 million.

Insurance

In general, our insurance costs have declined over the past three years. Regarding our largest insurance programs, in 2008 our casualty insurance premiums declined from 2007 levels, as did our property insurance premiums. We expect little change in our casualty insurance premiums in 2009 based upon counsel from our broker and we recently renewed our property insurance program with a slight increase in rates for 2009. We have also experienced, and expect to continue to experience, rising premiums for our portion of health and dental insurance benefits offered to our employees.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate estimates, including those related to the allowance for doubtful accounts, goodwill and intangible assets, accrued promotion costs, accruals for insurance, accruals for environmental matters, valuation of financial instruments and the income tax provision. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Goodwill, Customer Relationships and Other Intangibles

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors which could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the use of acquired assets or our strategy, and significant negative industry or economic trends.

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

Accruals for Insurance

We are primarily self-insured for our medical and dental liability costs. We maintain high deductible insurance policies for our workers compensation, general liability and automobile liability costs. It is our policy to record our self-insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported. Any projection of losses concerning medical, dental, workers compensation, general liability and automobile liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future rates; including inflation (particularly for medical costs), litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

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

Financial Instruments

We use financial instruments to manage our cash flow exposure to various market risks, including certain grain, cheese and energy costs. The fair value of these financial instruments is based on estimated amounts which may fluctuate with market conditions.

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

Recent Accounting Pronouncements

Adoption of SFAS No. 157, Fair Value Measurements - Effective January 1, 2008, we adopted SFAS No. 157, which provides a framework for measuring fair value. SFAS No. 157 also eliminates the deferral of gains and losses at inception associated with certain derivative contracts whose fair value was not evidenced by observable market data. SFAS No. 157 requires that the impact of this change in accounting for derivative contracts be recorded as an adjustment to opening retained earnings in the period of adoption. We did not have any deferred gains or losses at inception of derivative contracts and therefore no adjustment to opening retained earnings was made upon adoption of SFAS No. 157.

SFAS No. 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in our principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

We consider that the carrying amount of financial instruments, including accounts receivable, accounts payable and accrued liabilities, to approximate fair value. Interest on our credit agreement is payable at rates which are currently below the prevailing market rates. As a result, the fair value of the credit agreement approximated $374,000,000 compared to its carrying value of $427,300,000 at the end of 2008. The fair value of the senior notes, based on the quoted market price for the same or similar issues of debt at the end of 2008, would be approximately $132,000,000 compared to the carrying value of $150,050,000.

We determine the fair values of our readily marketable inventories, derivative contracts, and certain other assets and liabilities based on the fair value hierarchy established in SFAS No. 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs based on market data obtained from sources independent of the reporting entity that reflect the assumptions market participants would use in pricing the asset or liability. Unobservable inputs are inputs developed based on the best information available in the circumstances that reflect our own assumptions based on market data and on assumptions that market participants would use in pricing the asset or liability. The standard describes three levels within its hierarchy that may be used to measure fair value.

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 1 assets and liabilities include exchange traded derivative contracts.

Level 2: Observable inputs, including Level 1 prices (adjusted); quoted prices for similar assets or liabilities; quoted prices in markets that are less active than traded exchanges; and other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include readily marketable inventories and over-the-counter (OTC) commodity purchase and sales contracts and other OTC derivatives whose value is determined using pricing models with inputs that are generally based on exchange traded prices, adjusted for location specific inputs that are primarily observable in the market or can be derived principally from or corroborated by observable market data.

Level 3: Unobservable inputs that are supported by little or no market activity and that are a significant component of the fair value of the assets or liabilities.

Pursuant to FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, we will delay the adoption of SFAS No. 157 for our non-financial assets and liabilities that are recognized on a nonrecurring basis, including goodwill and intangibles and asset retirement obligations. Our forward commodity purchase contracts are classified as derivatives along with other instruments relating primarily to corn, soybean meal, and energy. We estimate fair values based on exchange quoted prices, adjusted as appropriate for differences in local markets. These differences are generally valued using inputs from broker or dealer quotations, or market transactions in either the listed or OTC markets. In such cases, these derivative contracts are classified within Level 2. Changes in the fair values of these contracts are recognized in the consolidated financial statements as a component of cost of goods sold or other comprehensive income (loss).

OTC derivative contracts include swaps, options and structured transactions that are valued at fair value and may be offset with similar positions in exchange traded markets. The fair values of OTC derivative instruments are determined using quantitative models that require the use of multiple market inputs including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets which are not highly active, other observable inputs relevant to the asset or liability, and market inputs corroborated by correlation or other means. These valuation models include inputs such as interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. If market conditions change subsequent to the reporting date, amounts reported in future periods as unrealized gains and losses on derivative contracts in the consolidated balance sheets and consolidated statements of income could differ.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) requires an acquirer to recognize adjustments made during the measurement period to the acquired assets and liabilities as if they had occurred on the acquisition date and revise prior period financial statements in subsequent filings for changes. In addition, SFAS No. 141(R) requires that all acquisition related costs be expensed as incurred, rather than capitalized as part of the purchase price and those restructuring costs that an acquirer expected but was not obligated to incur to be recognized separately from the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt SFAS No. 141(R) on January 4, 2009 prospectively.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by expanding the disclosure requirements. The disclosure provisions of SFAS No. 161 apply to all entities with derivative instruments subject to SFAS No. 133 and also apply to related hedged items and other instruments that are designated and qualify as hedging instruments. SFAS No. 161 requires an entity to disclose how and why it uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. Entities are required to provide tabular disclosures of the location, by line item, the amounts of gains and losses reported in the statement of income. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. We will adopt this standard when it becomes effective at the beginning of our 2009 fiscal year. The adoption of this standard will require expanded disclosure in the notes to our consolidated financial statements but will not impact our financial position, results of operations or cash flows.

There were no other accounting pronouncements issued during the year ended January 3, 2009 that are expected to have a material impact on our financial position, operating results or disclosures.

Market Risk

Commodity Risk Management

The principal market risks to which we are exposed that may adversely affect our results of operations and financial position include changes in future commodity prices. We seek to minimize or manage these market risks through normal operating and financing activities and through the use of commodity contracts, where practicable. We do not trade or use instruments with the objective of earning financial gains on the commodity price fluctuations, nor do we use instruments where there are not underlying exposures.

The primary raw materials used in the production of eggs are corn and soybean meal. We purchase these materials to feed our approximately 10.8 million hens, which produce approximately 26% of our annual egg requirements. Shell and liquid eggs are purchased from third-party suppliers and in the spot market for the remainder of the Egg Products Division’s needs. Eggs, corn and soybean meal are commodities that are subject to significant price fluctuations due to market conditions which, in certain circumstances, can adversely affect the results of our operations.

In order to reduce the impact of changes in commodity prices on our operating results, we have developed a risk management strategy that includes the following elements:

•

We seek to align our procurement and sales volumes by matching the percentage of variable pricing contracts with our customers with the percentage of raw materials procured on a variable basis. This matching of our variable priced procurement contracts with variable priced sales contracts provides us with a natural hedge during times of grain and egg market volatility. As part of this effort, we are attempting to transition customers to variable pricing contracts that are priced off the same index used to purchase shell and liquid eggs. These efforts have generally been successful over the past few years. To the extent that the contracts are based upon grain inputs, we try to cover a majority of the grain needed to supply that volume from either internal egg production or third-party procurement contracts, which are generally priced based upon grain indexes. The goal of this activity is to protect against unexpected increases in grain prices and provides predictability with respect to a portion of future raw materials costs, but there is no assurance that our risk management activities will provide sufficient protection from price fluctuations. Hedging can diminish the opportunity to benefit from the improved margins that would result from an unanticipated decline in grain prices.

•

We attempt to limit our exposure to fixed-price agreements due to the unprecedented volatility in grain costs the past couple of years. For those customers who continue on fixed price contracts, we try to limit them to one year in duration and typically hedge the grain costs associated with them to lock in the negotiated margin.

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

We analyzed the estimated exposure to market risk associated with corn and soybean meal futures contracts we had at January 3, 2009. These future contracts had a notional value of $57.8 million for open commodity positions at January 3, 2009. Market risk of $5.8 million is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in commodity prices of the futures contracts held at January 3, 2009.

During 2008, we settled forward-buy cheese contracts of approximately 8.5 million pounds, or 10% of our Crystal Farms branded cheese purchases, at a loss of approximately $1.2 million. We had one forward buy cheese contract outstanding at January 3, 2009. The notional value of this contract was $1.8 million. Market risk of $0.2 million is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in commodity prices of the cheese contract held at January 3, 2009.

We partially mitigate some of our natural gas requirements for producing our products by fixing the price for a portion of our natural gas usage. At January 3, 2009, futures contracts to purchase natural gas have been entered into to cover approximately 37% of our estimated usage requirements for 2009. We, also, partially mitigate the risk of variability of our transportation-related fuel costs through the use of home heating oil futures contracts. We had futures contracts for home heating oil at January 3, 2009 to cover approximately 46% of our estimated annual usage for 2009. At January 3, 2009 the notional value of the futures contracts for natural gas and home heating oil was approximately $19.6 million, with a market risk of $2.0 million. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in price.

Additionally there is market risk with interest rates. Our credit agreement debt obligations of approximately $427 million carry a variable rate of interest. The interest paid on these obligations floats with market changes in interest rates; a majority of the credit agreement debt is presently tied to three month LIBOR rates and will reset in May 2009. A change in the interest rate on the credit agreement debt could impact our earnings. The effect on pretax earnings in the next twelve months resulting from a hypothetical 1% increase to the 3.69% interest rate in effect as of January 3, 2009 would approximate $4.3 million.

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

ITEM 9—CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of January 3, 2009. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of January 3, 2009, the end of the period covered by this annual report.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under these criteria, management concluded that our internal control over financial reporting was effective as of January 3, 2009, the end of the period covered by this annual report.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended January 3, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

We do not have any information that was required to be reported on Form 8-K during the fourth quarter that was not reported.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We are a wholly-owned subsidiary of M-Foods Holdings, Inc., a corporation owned by Michael Foods Investors, LLC, whose members include affiliates of Thomas H. Lee Partners, L.P. and members of our senior management. Each member of the management committee of Michael Foods Investors, LLC is also a director of the Company. Joshua D. Bresler and Charles D. Weil are not on the management committee of Michael Foods Investors, LLC.

The names of the executive officers and directors of Michael Foods, and their ages and positions, are as follows:

Name	Age	Position
Gregg A. Ostrander (1)	56	Executive Chairman of the Board
David S. Johnson	52	Chief Executive Officer and President
John D. Reedy	63	Vice Chairman
Mark W. Westphal	43	Chief Financial Officer and Senior Vice President
Thomas J. Jagiela	52	Senior Vice President – Operations and Supply Chain
Mark D. Witmer	51	Treasurer
Carolyn V. Wolski	51	General Counsel and Secretary
Joshua D. Bresler (2)	31	Director
Anthony J. DiNovi (1)	46	Director
Jerome J. Jenko (2)	71	Director
Charles D. Weil (2)	64	Director
Kent R. Weldon (1)	41	Director

(1)	Member of our compensation committee.
(2)	Member of our audit committee.

Gregg A. Ostrander is our Executive Chairman of the Board, a position held since January 1, 2008. He held the office of Chief Executive Officer from 1994 through 2007 and was President from 1994 through January 2006 and August 2006 through April 2007. In 1993, Mr. Ostrander served as our Chief Operating Officer. Mr. Ostrander has been a director of Michael Foods since 1994, serving as Chairman since 2001. Mr. Ostrander is also a director of Arctic Cat Inc., a recreational vehicle manufacturer, Birds Eye Foods, Inc., a food company, and Carlisle Companies Inc., a construction materials firm.

David S. Johnson was elected Chief Executive Officer and a Director as of January 1, 2008. He was our President, Chief Operating Officer and Chief Executive Officer – Elect from April 2007, when he joined the Company, through 2007. Prior to joining us, Mr. Johnson served as an executive at Kraft Foods, Inc. for 20 years, most recently as President of Kraft Foods North America. Mr. Johnson is also a director of Arthur J. Gallagher & Co., an insurance broker.

John D. Reedy is our Vice Chairman, a position held since January 1, 2008. He was our Chief Financial Officer and Executive Vice President from 2000 through 2007. From 1988 to 2000, Mr. Reedy was our Chief Financial Officer and Vice President—Finance.

Mark W. Westphal is our Chief Financial Officer, a position held since January 1, 2008, and a Senior Vice President. He was Senior Vice President – Finance in 2007. Mr. Westphal has served us in various financial positions since 1995.

Thomas J. Jagiela is our Senior Vice President—Operations and Supply Chain, a position held since his hiring in March 2008. From 2005-2008 he was Executive Vice President and Chief Operating Officer of Nellson Nutraceutical, Inc. a food co-packer. Previously Mr. Jagiela held various manufacturing-related positions at Pillsbury, Inc. and General Mills, Inc.

Mark D. Witmer is our Treasurer and (in 2008) Secretary. Mr. Witmer has held the former position since 2003 and the latter from 2001 through early 2009. Ms. Wolski was elected Secretary on March 11, 2009. Mr. Witmer joined us as the Director of Corporate Communications in 1989.

Carolyn V. Wolski is our General Counsel and Secretary. Ms. Wolski joined the Company as general counsel in October 2008. Prior to joining us she was a shareholder in the Minneapolis law firm of Leonard, Street and Deinard, LLP. She was with that law firm since 1988.

Joshua D. Bresler has been a director of Michael Foods since December 2008. Mr. Bresler is a Vice President at Thomas H. Lee Partners, L.P., where he has been employed from 2002 – 2004 and 2006 – present. He previously worked at Goldman, Sachs & Co. in its Investment Banking Division.

Anthony J. DiNovi has been a director of Michael Foods since 2003. Mr. DiNovi is Co-President of Thomas H. Lee Partners, L.P., where he has been employed since 1988. Prior to Thomas H. Lee Partners, L.P., Mr. DiNovi held various positions in the corporate finance departments of Goldman, Sachs & Co. and Wertheim Schroder & Co., Inc. Mr. DiNovi is a director of Nortek, Inc., a manufacturer and distributor of building products, Dunkin’ Brands, Inc., a quick service restaurant franchisor, and West Corporation, a provider of business process outsourcing solutions and voice-related services.

Jerome J. Jenko has been a director of Michael Foods since 1998. He has been a Senior Advisor with Lazard Middle Market LLC, an investment banking firm, since 1997. Mr. Jenko is a director of Ocean Spray Cranberries, Inc., a cranberry growing and processing cooperative, DecoPak, Inc., a privately-held cake decorating company, and Commodity Specialists Co., Inc., a privately-held commodity trading company.

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

Kent R. Weldon has been a director of Michael Foods since 2003. Mr. Weldon is a Managing Director of Thomas H. Lee Partners, L.P, where he has been employed from 1991-1993 and 1995- present. Prior to Thomas H. Lee Partners, L.P., Mr. Weldon held a position in the corporate finance department of Morgan Stanley & Co. Incorporated. Mr. Weldon is a director of Nortek, Inc., a manufacturer and distributor of building products, and C. C. Media Holdings, Inc., a global owner and operator of radio stations and broadcasting and related media businesses.

Report of the Audit Committee

The Audit Committee reviews the Company’s consolidated financial statements, financial reporting process and internal control over financial reporting on behalf of the Board of Directors.

We meet with management periodically to consider, among other things, the adequacy of the Company’s financial disclosures and internal control over financial reporting. We discuss these matters with the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, and with appropriate Company financial personnel, including the Company’s internal auditor.

We regularly meet privately with the independent registered public accounting firm, which has unrestricted access to the Audit Committee.

We also appoint the independent registered public accounting firm, approve the scope of their audit services, approve the performance of non-audit services by the independent registered public accounting firm and review periodically their performance and independence from management.

The Board has adopted a written charter which describes the functions the Audit Committee is to perform. Each year, we review the actions required to be taken by the Audit Committee under the charter, confirm that they have been taken, and report the same to the full Board.

Management has the primary responsibility for the Company’s consolidated financial statements and the overall reporting process, including the Company’s system of internal controls.

The independent registered public accounting firm audits the annual consolidated financial statements prepared by management, expresses an opinion as to whether those consolidated financial statements fairly present the consolidated financial position, results of operations and cash flows of the Company in conformity with generally accepted accounting principles and discusses with us any issues they believe should be raised with us.

We have reviewed the Company’s audited consolidated financial statements and met with both management and PricewaterhouseCoopers LLP to discuss these financial statements. Management has represented to us that these financial statements were prepared in accordance with United States generally accepted accounting principles. We also considered the report of the independent registered public accounting firm.

We have also reviewed management’s assessment of the effectiveness of the Company’s internal control over financial reporting. Management has represented to us that the Company’s internal control over financial reporting was effective as of January 3, 2009.

We have received from and discussed with PricewaterhouseCoopers LLP the written disclosures and the letter required by Independence Standards Board No. 1, Independence Discussion with Audit Committees and the independence of PricewaterhouseCoopers LLP. We have also considered the compatibility of non-audit services with the independence of PricewaterhouseCoopers LLP. In addition, we discussed with PricewaterhouseCoopers LLP any matters required to be discussed by Statement on Auditing Standards No. 61, as amended by Statement on Auditing Standards No. 90, Communication with Audit Committees.

Based on our review and discussions described above, we recommended to the Board that the Company’s audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009, filed with the SEC.

Jerome J. Jenko, Chairperson

Charles D. Weil

Joshua D. Bresler

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

ITEM 11—EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The goal of our executive compensation program is to ensure that our executives are compensated effectively in a manner consistent with our strategy and competitive considerations, and based on management’s performance in achieving our corporate goals and objectives. Our executive compensation program is overseen by the compensation committee of our Board of Directors, which is composed of three members, one of whom was our Executive Chairman of the Board in 2008. The committee determines the compensation of our executive officers, reviews and approves our incentive, equity and other employee benefit plans and programs, and administers their application to our executive officers. Some aspects of the compensation of our Chief Executive Officer and other of our executives are determined by their employment agreements with the Company, as further discussed below. The committee generally meets twice yearly.

Compensation Philosophy and Objectives

We believe that the skill, talent, judgment and dedication of our executive officers are critical factors affecting the long-term value of our company. Therefore, our goal is to maintain an executive compensation program that will fairly compensate our executives, attract and retain qualified executives who are able to contribute to our long-term success, induce performance consistent with clearly defined corporate goals and align our executives’ long-term interests with those of our equityholders. Our current executive compensation program is mainly focused on EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in our credit agreement) growth.

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

Role of Executive Officers and Compensation Consultants

Our Chief Executive Officer, Chief Financial Officer and Vice President of Human Resources support the compensation committee in its work by providing information relating to our financial plans, performance assessments of our executive officers and other personnel-related data. In addition, the committee has the authority under its charter to engage the services of outside advisors, experts and others to assist it, but has not done so in recent years, other than relative to executive recruitment matters.

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

Annual Incentive Compensation. Annual cash incentives for our executive officers are designed to reward performance that furthers profitable growth. In 2008, the compensation committee approved an annual EBITDA target for the year. The annual incentive awards for executive officers are determined on the basis of our relative achievement of this target. Our executive officers participate in our executive officer incentive program which is designed to motivate management to achieve, or exceed, an EBITDA level relatively consistent with our annual operating plan. Incentive payments for the past fiscal year are made on, or before, March 15th of the subsequent year. Incentive payments for 2008 were made on March 12, 2009.

The compensation committee has at times exercised discretion to increase or reduce the incentive amounts that resulted from the application of the formula in our executive officer incentive plan. While the committee made no such adjustments relative to amounts paid for 2008 performance, it has the authority to do so in the future if it determines that an adjustment would serve our interests and the goals of the executive officer incentive plan.

Long-Term Incentive Compensation. Generally, a significant stock option grant (at the M-Foods Holdings level) is made in the year when an executive officer commences employment. The Chief Executive Officer makes a recommendation relative to each individual under consideration for a stock option grant, other than for themselves. The size of each grant is generally set at a level that the compensation committee deems appropriate to create a meaningful opportunity for equity ownership based upon past grant guidelines, the individual’s position with us and the individual’s potential for future responsibility and promotion. The relative weight given to each of these factors will vary from individual to individual at the compensation committee’s discretion based upon past grant levels for comparable positions, the individual’s potential to contribute to the growth of the Company’s business, and the individual’s potential for future promotion or to otherwise take on additional management responsibilities, as well as to induce a candidate’s acceptance of a position given the competition for management talent.

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

Subsequent option grants may be made at varying times and in varying amounts at the discretion of the compensation committee based upon the input of the Chief Executive Officer. Historically, they have been made during our annual performance reviews in January or February. Changes in titles and responsibilities are considered when follow-on options are granted, as are other considerations taken into account in making grants when employment commences. Our policy is to have option awards vest over five years, on a pro rata basis, and for the number of shares for which options are awarded to be sufficient to provide the recipient with a meaningful incentive to remain in our employ on an on-going basis.

Executives are also given an opportunity to invest directly in our parent’s parent. This generally occurs at the time of hiring or at the time of a change-in-control. An opportunity is offered to buy units in Michael Foods Investors, LLC, with the determination of the equity opportunity based upon the executive’s responsibilities and value to us, and his or her perceived ability to enhance equity values over time. There are guidelines that have been used historically by our parent’s parent in considering the level of management co-investment, but there is discretion in determining the direct equity opportunity offered to any executive or other management team member. Generally, the individuals have agreed to fund the maximum equity amount they are offered.

Perquisites

Our executive officers participate in the same group insurance and employee benefit plans as our other employees. The Executive Chairman of the Board is provided a club membership, at our expense, to facilitate business development. The Executive Chairman of the Board, Vice Chairman, Chief Executive Officer and Chief Financial Officer are offered reimbursement for an annual executive physical, the usage of which varies by officer and by year, and have their income tax preparation expenses paid by us. Our use of perquisites as an element of compensation is limited and is largely based on our historical practices and policies. We do not view perquisites as a significant element of our comprehensive compensation structure, but do believe that they can be used in conjunction with our general compensation program to attract, motivate and retain desirable managers in a competitive environment.

Compensation Committee Report

The compensation committee has discussed and reviewed the Compensation Discussion and Analysis with management. Based upon this review and discussion, the compensation committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.

The compensation committee,

Anthony J. DiNovi, Chairman

Gregg A. Ostrander

Kent R. Weldon

Compensation Table

The following table sets forth information concerning the compensation of our Chief Executive Officer, Chief Financial Officer and each of our three most highly compensated executive officers, referred to as the named executive officers, during 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary	Non-equity Incentive Plan Compensation (2)	Change in Pension Value and Non-qualified Deferred Compensation Earnings (3)	All Other Compensation (1)	Total
David S. Johnson President and Chief Executive Officer	2008	$772,116	$772,116	$—	$5,520	$1,549,752
	2007	475,000	335,303	—	125,489	935,792
	2006	—	—	—	—	—

Mark W. Westphal Senior Vice President and Chief Financial Officer	2008	297,692	297,692	3,665	10,280	609,329
	2007	200,000	105,880	3,248	8,791	317,919
	2006	195,192	15,264	2,871	8,920	222,247

Gregg A. Ostrander Executive Chairman of the Board	2008	751,731	751,731	225,398	41,550	1,770,410
	2007	825,000	582,368	199,778	30,972	1,638,118
	2006	816,154	102,019	176,588	30,952	1,125,713

John D. Reedy Vice Chairman	2008	304,616	304,616	80,670	16,328	706,230
	2007	500,000	352,950	71,500	10,873	935,323
	2006	495,192	53,629	63,201	10,766	622,788

Thomas J. Jagiela Senior Vice President—Operations and Supply Chain	2008	222,115	166,586	—	75,311	464,012
	2007	—	—	—	—	—
	2006	—	—	—	—	—

(1)	Reflects the value of contributions made under the Retirement Savings Plan (a defined contribution plan) and the value of life insurance premiums paid by us. Mr. Johnson received a Relocation, Commuting and Living Expenses payment of $125,000 in 2007 pursuant to his employment agreement. Mr. Ostrander’s other compensation also includes perquisites, such as club membership, executive physicals, cellular telephone service and tax preparation fees. The tax preparation fees for Mr. Ostrander were $10,590 during 2008. Mr. Jagiela received a sign-on bonus of $75,000 upon hiring.
(2)	Payments for 2008, 2007 and 2006 performance made in the following March under our incentive plans.
(3)	The amounts in this column reflect amounts recorded by us for accounting purposes in connection with the M-Foods Holdings, Inc. 2003 Deferred Compensation Plan. The amounts in this column are not currently receivable or accessible, nor do they necessarily reflect actual amounts that may become receivable. While an 8% return is recorded on funds contributed to the Deferred Compensation Plan for accounting purposes, the proceeds, if any, that the individuals listed in this table actually receive in the future in connection with the Deferred Compensation Plan will not necessarily track the recorded return and instead will depend on the amount of distributions to the holders of Class A Units of Michael Foods Investors, LLC. The amounts reflected in this column represent the difference between the 8% recorded return and 5.88%, which percentage is equal to 120% of the 4.9% federal long-term interest rate as of the adoption of the Deferred Compensation Plan.

2008 Grants of Plan-Based Awards

Name	Grant Date	Committee Action Date	All Other Option Awards: Number of Securities Underlying Options (1) (# of shares)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Option Awards ($/Share)
David S. Johnson	N/A	N/A	—	—	—

Mark W. Westphal	1/1/2008	12/6/2007	450	$1,184.19	$1,106.33

Gregg A. Ostrander	N/A	N/A	—	—	—

John D. Reedy	N/A	N/A	—	—	—

Thomas J. Jagiela	4/1/2008	3/4/2008	300	1,272.10	1,328.05

(1)	Stock options are granted by our parent, M-Foods Holdings, Inc., but are accounted for by us.

Outstanding Equity Awards at January 3, 2009

	Option Awards (1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
David S. Johnson	—	—	$—	—	—	—

Mark W. Westphal	268	—	626.99	11/20/2013	—	—

Mark W. Westphal	120	80	1,115.60	01/03/2016	—	—

Mark W. Westphal	90	360	1,184.19	01/01/2018	—	—

Gregg A. Ostrander	8,569	—	626.99	11/20/2013	—	—

John D. Reedy	3,039	—	626.99	11/20/2013	—	—

Thomas J. Jagiela	—	300	1,272.10	04/01/2018	—	—

(1)	Stock options are granted by our parent, M-Foods Holdings, Inc., but are accounted for by us. All stock options vest ratably over a five year period from date of grant.

In 2008, no named executive officer exercised any stock options and there was no restricted stock vesting.

Employment Agreements

General Provisions. The employment agreement with David S. Johnson provides for automatic one year renewals beginning with the first anniversary of the agreement’s effective date. The Johnson employment agreement provides that Mr. Johnson’s employment (i) shall terminate automatically upon his death or disability, (ii) may terminate at the option of the Company with or without cause and (iii) may terminate at the option of Mr. Johnson. The Johnson employment agreement provides that Mr. Johnson will receive an annual base salary of at least $650,000, his base salary increases to $750,000 upon being promoted to Chief Executive Officer, which occurred on January 1, 2008, and he will participate in certain bonus arrangements, long-term incentive plans and employee benefit plans of Michael Foods. For 2008, Mr. Johnson was eligible to receive up to 100% of his salary as an incentive bonus under the Michael Foods, Inc. Executive Officers Incentive Plan. Mr. Johnson is subject to a noncompetition covenant and a nonsolicitation provision.

The employment agreement with Mark W. Westphal provides for automatic one year renewals beginning with the first anniversary of the agreement’s effective date. The Westphal employment agreement provides that Mr. Westphal’s employment (i) shall terminate automatically upon his death or disability, (ii) may terminate at the option of the Company with or without cause and (iii) may terminate at the option of Mr. Westphal. The Westphal employment agreement provides that Mr. Westphal will receive an annual base salary of at least $300,000 and he will participate in certain bonus arrangements, long-term incentive plans and employee benefit plans of Michael Foods. For 2008, Mr. Westphal was eligible to receive up to 100% of his salary as an incentive bonus under the Michael Foods, Inc. Executive Officers Incentive Plan. Mr. Westphal is subject to a noncompetition covenant and a nonsolicitation provision.

The employment agreement with Gregg A. Ostrander provides for automatic one year renewals. The Ostrander employment agreement provides that Mr. Ostrander’s employment (i) shall terminate automatically upon his death or disability, (ii) may terminate at the option of the Company with or without cause and (iii) may terminate at the option of Mr. Ostrander. The Ostrander employment agreement provides that Mr. Ostrander will receive an annual base salary of at least $715,000 and that he will participate in certain bonus arrangements, long-term incentive plans and employee benefit plans of Michael Foods on a basis no less favorable than available to any other executive officer. The Ostrander employment agreement provides that Mr. Ostrander’s annual base salary is subject to periodic review, and once increased, the increased base salary becomes a minimum. For 2008, Mr. Ostrander was eligible to receive up to 100% of his salary as an incentive bonus under the Michael Foods, Inc. Executive Officers Incentive Plan. Mr. Ostrander is subject to a noncompetition covenant and a nonsolicitation provision.

The employment agreement with John D. Reedy provides for automatic one year renewals. The Reedy employment agreement provides that Mr. Reedy’s employment (i) shall terminate automatically upon his death or disability, (ii) may terminate at the option of the Company with or without cause and (iii) may terminate at the option of Mr. Reedy. The Reedy employment agreement provides that Mr. Reedy will receive an annual base salary of at least $400,000 and that he will participate in certain bonus arrangements, long-term incentive plans and employee benefit plans of Michael Foods. For 2008, Mr. Reedy was eligible to receive up to 100% of his salary as an incentive bonus under the Michael Foods, Inc. Executive Officers Incentive Plan. In 2008, Mr. Reedy moved to less-than-full-time status and his base salary was prorated accordingly. Mr. Reedy is subject to a noncompetition covenant and a nonsolicitation provision.

The employment agreement with Thomas J. Jagiela expires on the second anniversary of the effective date of April 9, 2008. The Jagiela employment agreement provides that Mr. Jagiela’s employment (i) shall terminate automatically upon his death or disability, (ii) may terminate at the option of the Company with or without cause and (iii) may terminate at the option of Mr. Jagiela. The Jagiela employment agreement provides that Mr. Jagiela will receive an annual base salary of at least $275,000 and that he will participate in certain bonus arrangements, long-term incentive plans and employee benefit plans of Michael Foods. For 2008, Mr. Jagiela was eligible to receive up to 75% of his salary as an incentive bonus under the Michael Foods, Inc. Senior Officer and Key Employee Incentive Plan. Mr. Jagiela is subject to a noncompetition covenant and a nonsolicitation provision.

Termination Provisions. The Johnson employment agreement provides that if Mr. Johnson’s employment is terminated by his death or disability, Mr. Johnson, or his estate or beneficiaries, will receive a payment equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for the months of employment in that year, plus any eligible unpaid other benefits, plus two times the total of Mr. Johnson’s current annual base salary and target bonus. In addition, Mr. Johnson will receive for two years following the termination date or until such earlier time as Mr. Johnson becomes eligible to receive comparable benefits, certain medical, dental, and life insurance benefits for himself and his family.

If Mr. Johnson’s employment is terminated for cause or he terminates without good reason, Mr. Johnson will receive his annual base salary through the date of termination and other benefits not yet paid under any plan, program, policy, contract or agreement with or practice of Michael Foods. If Mr. Johnson terminates his employment for good reason, which in all of our executive employment agreements includes, among other things, any diminution in position, authority, duties and responsibilities or any requirement to relocate or travel extensively, or if Michael Foods terminates his employment other than for cause, death or disability, Mr. Johnson will receive a lump sum in an amount equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for the months of employment in that year, plus any eligible unpaid other benefits, plus two times the total of Mr. Johnson’s current annual base salary and target bonus. In addition, Mr. Johnson will receive for two years following the termination date or until such earlier time as Mr. Johnson becomes eligible to receive comparable benefits, certain medical, dental, and life insurance benefits for himself and his family.

Mr. Johnson may, under certain circumstances, also be eligible to receive an additional payment of any excise tax imposed by Section 4999 of the Internal Revenue Code in connection with any payments made in connection with any future transactions, as well as an additional payment to cover any applicable taxes such that he will retain an amount equal to the excise taxes, after all income taxes, interest and penalties associated with all such payments. In no event shall the Company be obligated to make any such tax-related payments in connection with any future transactions in excess, in the aggregate, of $16,300,000.

The Westphal employment agreement provides that if Mr. Westphal’s employment is terminated by his death or disability, Mr. Westphal, or his estate or beneficiaries, will receive a payment equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for the months of employment in that year, plus any eligible unpaid other benefits, plus one time the total of Mr. Westphal’s current annual base salary and target bonus. In addition, Mr. Westphal will receive for one year following the termination date or until such earlier time as Mr. Westphal becomes eligible to receive comparable benefits, certain medical, dental, and life insurance benefits for himself and his family.

If Mr. Westphal’s employment is terminated for cause or he terminates without good reason, Mr. Westphal will receive his annual base salary through the date of termination and other benefits not yet paid under any plan, program, policy, contract or agreement with or practice of Michael Foods. If Mr. Westphal terminates his employment for good reason or if Michael Foods terminates his employment other than for cause, death or disability, Mr. Westphal will receive a lump sum in an amount equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for the months of employment in that year, plus any eligible unpaid other benefits, plus one time the total of Mr. Westphal’s current annual base salary and target bonus. In addition, Mr. Westphal will receive for one year following the termination date or until such earlier time as Mr. Westphal becomes eligible to receive comparable benefits, certain medical, dental, and life insurance benefits for himself and his family.

Mr. Westphal may also be eligible to receive an additional payment of any excise tax imposed by Section 4999 of the Internal Revenue Code in connection with payments made in connection with any future transactions, as well as an additional payment to cover any applicable taxes such that he will retain an amount equal to the excise taxes, after all income taxes, interest and penalties associated with all such payments. With respect to any such tax-related payments in connection with any future transactions, the Company shall not be obligated to pay any amount in excess, in the aggregate, of $16,300,000.

The Ostrander employment agreement provides that if Mr. Ostrander’s employment is terminated by his death or disability, Mr. Ostrander, or his estate or beneficiaries, will receive a payment equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for the months of employment in that year, plus any eligible unpaid other benefits, plus three times the total of Mr. Ostrander’s current annual base salary and target bonus. In addition, Mr. Ostrander will receive for three years following the termination date or until such earlier time as Mr. Ostrander becomes eligible to receive comparable benefits, certain medical, dental, and life insurance benefits for himself and his family.

If Mr. Ostrander’s employment is terminated for cause or he terminates without good reason, Mr. Ostrander will receive his annual base salary through the date of termination and other benefits not yet paid under any plan, program, policy, contract or agreement with or practice of Michael Foods. If Mr. Ostrander terminates his employment for good reason or if Michael Foods terminates his employment other than for cause, death or disability, Mr. Ostrander will receive a lump sum in an amount equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for the months of employment in that year, plus any eligible unpaid other benefits, plus three times the total of Mr. Ostrander’s current annual base salary and target bonus. In addition, Mr. Ostrander will receive for three years following the termination date, or until such earlier time as Mr. Ostrander becomes eligible to receive comparable benefits, certain medical, dental and life insurance benefits for himself and his family.

Mr. Ostrander may also be eligible to receive an additional payment of any excise tax imposed by Section 4999 of the Internal Revenue Code in connection with payments made in connection with any future transactions, as well as an additional payment to cover any applicable taxes such that he will retain an amount equal to the excise taxes, after all income taxes, interest and penalties associated with all such payments. With respect to any such tax-related payments in connection with any future transactions, the Company shall not be obligated to pay any amount in excess, in the aggregate, of $16,300,000.

The Reedy employment agreement provides that if Mr. Reedy’s employment is terminated by his death or disability, Mr. Reedy, or his estate or beneficiaries, will receive a payment equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for the months of employment in that year, plus any eligible unpaid other benefits, plus two times the total of Mr. Reedy’s current annual base salary and target bonus. In addition, Mr. Reedy will receive for two years following the termination date or until such earlier time as Mr. Reedy becomes eligible to receive comparable benefits, certain medical, dental, and life insurance benefits for himself and his family.

If Mr. Reedy’s employment is terminated for cause or he terminates without good reason, Mr. Reedy will receive his annual base salary through the date of termination and other benefits not yet paid under any plan, program, policy, contract or agreement with or practice of Michael Foods. If Mr. Reedy terminates his employment for good reason or if Michael Foods terminates his employment other than for cause, death or disability, Mr. Reedy will receive a lump sum in an amount equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for the months of employment in that year, plus any eligible unpaid other benefits, plus two times the total of Mr. Reedy’s current annual base salary and target bonus. In addition, Mr. Reedy will receive for two years following the termination date or until such earlier time as Mr. Reedy becomes eligible to receive comparable benefits, certain medical, dental, and life insurance benefits for himself and his family.

Mr. Reedy may, under certain circumstances, also be eligible to receive an additional payment of any excise tax imposed by Section 4999 of the Internal Revenue Code in connection with payments made in connection with any future transactions, as well as an additional payment to cover any applicable taxes such that he will retain an amount equal to the excise taxes, after all income taxes, interest and penalties associated with all such payments. With respect to any such tax-related payments in connection with any future transactions, the Company shall not be obligated to pay any amount in excess, in the aggregate, of $16,300,000.

The Jagiela employment agreement provides that if Mr. Jagiela’s employment is terminated for cause or he terminates his employment with us without good reason, Mr. Jagiela will receive his annual base salary through the date of termination and other benefits not yet paid under any plan, program, policy, contract or agreement with or practice of Michael Foods. If Mr. Jagiela terminates his employment for good reason or if Michael Foods terminates his employment other than for cause, death or disability, Mr. Jagiela will receive a lump sum in an amount equal to his annual base salary plus any eligible unpaid other benefits. If Mr. Jagiela’s employment is terminated on his part for good reason, other than due to death or disability, or by us other than for cause, death or disability, within 12 months of a change in control of Michael Foods or its parent, Mr. Jagiela will receive a sum equal to his annual base salary plus any eligible unpaid other benefits. In addition, Mr. Jagiela will receive for one year following the termination date or until such earlier time as Mr. Jagiela becomes eligible to receive comparable benefits, certain medical, dental, and life insurance benefits for himself and his family.

Ms. Wolski and Mr. Witmer are not subject to any severance agreement. Our executive employment agreements were amended in 2008 to comply with Section 409A of the Internal Revenue Code. The relevant amendments are filed with this Annual Report on Form 10-K.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee are Gregg A. Ostrander, Anthony J. DiNovi and Kent R. Weldon. The compensation arrangements for our Chief Executive Officer and certain of our executive officers were established pursuant to the terms of the respective employment agreements between us and each executive officer. The terms of the employment agreements were established pursuant to arms-length negotiations between representatives of Thomas H. Lee Partners, L.P. and each executive officer. Mr. Ostrander was our Chief Executive Officer in 2007 and our Executive Chairman in 2008. No compensation committee interlock relationships existed in 2008.

Deferred Compensation Plan

Certain members of management are participants in the M-Foods Holdings, Inc. (“Holdings”) 2003 Deferred Compensation Plan. Each participant contributed certain proceeds to the Deferred Compensation Plan. The Deferred

Compensation Plan is a nonqualified, unfunded obligation of Holdings. Each participant’s deferred compensation account under the plan will track certain distributions to be made to the Class A Units of Michael Foods Investors, LLC, however, the plan will not hold actual Class A Units of Michael Foods Investors, LLC. Participants in the plan will be entitled to a distribution from their deferred compensation account upon the earlier of (i) a change of control of Holdings (ii) the tenth anniversary of the date of the plan and (iii) upon the exercise of any put or call of the participants Class B Units of Michael Foods Investors, LLC. All payments made under the plan shall be made in cash by Holdings.

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

Director Compensation

All members of our Board of Directors are reimbursed for their usual and customary expenses incurred in connection with attending all Board and other committee meetings. Members of the Board of Directors who are also our employees, or employees of Thomas H. Lee Partners, L.P., do not receive remuneration for serving as members of the board. Our non-employee outside directors who are not employees of Thomas H. Lee Partners, L.P. (“the non-employee/non-THL outside directors”) receive a quarterly retainer of $8,000 and are paid $3,000 for each Board meeting attended, or $500 for a meeting held telephonically. The audit committee chair, who is a non-employee/non-THL outside director, receives a quarterly retainer of $2,500.

For all committees except the audit committee, non-employee/non-THL outside directors are paid $1,000 for each regular committee meeting they attend, except for committee chairs who are paid $1,500 for each committee meeting they attend and chair. Non-employee/non-THL outside directors are paid $1,500 for each regular audit committee meeting they attend, and the audit committee chair is paid $2,000 for each audit committee meeting they attend and chair.

For all committees except the audit committee, non-employee/non-THL outside directors are paid $500 for each telephonic committee meeting in which they participate, except for committee chairs who are paid $1,000 for each telephonic committee meeting in which they participate and chair. Non-employee/non-THL outside directors are paid $1,000 for each telephonic audit committee meeting in which they participate, except for the audit committee chair who is paid $1,500 for each telephonic audit committee meeting in which they participate and chair.

Directors’ fees and travel and reimbursed meeting expenses incurred by us in 2008 totaled $319,143. Fees earned or paid in cash by us to non-employee outside directors in 2008 were as follows:

Name	Fees Earned or Paid in Cash	Other Compensation	Total
Mr. Bresler	$—	$—	$—
Mr. DiNovi	—	—	—
Mr. Jenko	58,500	—	58,500
Mr. Weil	46,500	—	46,500
Mr. Weldon	—	—	—

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

As amended in 2004, the plan provides for a total of 31,707 shares being reserved (including the 25,000 initially reserved). The plan provides that the exercise price is payable (1) in cash, (2) after an initial public offering of Michael Foods’ common stock, through simultaneous sales of underlying shares by brokers or (3) through the exchange of M-Foods Holdings, Inc. securities held by the optionee for longer than six months.

Options vest ratably over a five-year period starting on the grant date. On termination of employment for any reason, all unvested options of the terminated employee are cancelled. Vested options not exercised within 90 days after termination are cancelled, unless such employee is terminated for cause or leaves without good reason, in which case such vested options shall be cancelled upon termination. If employment is terminated for any reason other than for cause or a termination without good reason, M-Foods Holdings will provide a notice setting forth the fair market value of the common stock within 90 days of such termination. In the event of a change in control of M-Foods Holdings, Inc. or Michael Foods Investors, LLC, all options which have not become vested will automatically become vested. The options are subject to other customary restrictions and repurchase rights. Accounting for these stock options is recorded in our financial statements.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

M-Foods Holdings, Inc. is a corporation owned, in part, by Michael Foods Investors, LLC, whose members include affiliates of Thomas H. Lee Partners, L.P. and certain members of our management.

The following table sets forth certain information, as of March 24, 2009, regarding beneficial ownership of Michael Foods Investors, LLC by: (i) each person or entity owning more than five percent of any class of Michael Foods Investors, LLC’s outstanding securities and (ii) each member of Michael Foods Investors, LLC’s board of directors (which, with the exception of Charles Weil and Joshua Bresler, is identical to the board of directors of Michael Foods), each of our currently serving named executive officers and all members of the board of directors and executive officers as a group. Michael Foods Investors, LLC’s outstanding securities consist of approximately 2,966,818.01 Class A Units, 263,681.99 Class B Units, 330,000 Class C Units, 7,500 Class D Units and 1,000 Class E Units. The Class A Units, Class B Units, Class C Units, Class D Units and Class E Units generally have identical rights and preferences, except that the Class C, D and E Units are non-voting and have different rights with respect to certain distributions as described, relative to the Class C Units, in our Form 10-K for 2003. To our knowledge, each of these securityholders has sole voting and investment power as to the units shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934.

	Securities Beneficially Owned
Name and Address	Number of Class A Units	Number of Class B Units	Percentage of Class A and B Units	Number of Class C Units	Percentage of Class C Units	Number of Class D Units	Percentage of Class D Units	Number of Class E Units	Percentage of Class E Units
Principal Security holders:
Thomas H. Lee Partners L.P. and affiliates (1)	2,900,000	—	89.8%	—	—	—	—	—	—
Board of Directors and Named Executive Officers:
Gregg A. Ostrander (2)(3)	22,806	70,917	2.9%	84,600	25.6%	—	—	—	—
John D. Reedy (2)(4)	7,708	17,292	0.8%	25,000	7.6%	—	—	—	—
David S. Johnson (2)(5)	—	—	—	—	—	7,500	100%	—	—
Mark Westphal (2)	84	1,916	0.1%	2,000	0.6%	—	—	—	—
Thomas J. Jagiela (2)(8)	—	—	—	—	—	—	—	1,000	100%
Anthony J. DiNovi (1)	—	—	—	—	—	—	—	—	—
Kent R. Weldon (1)	—	—	—	—	—	—	—	—	—
Joshua D. Bresler (1)	—	—	—	—	—	—	—	—	—
Charles D. Weil (6)	—	—	—	—	—	—	—	—	—
Jerome J. Jenko (7)	500	—	0.0%	—	—	—	—	—	—
All directors and named executive officers as a group (12 persons)	31,112	95,111	4.0%	116,600	35.3%	7,500	100%	1,000	100%

(1)	Includes interests owned by each of Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Equity (Cayman) Fund V, L.P., Thomas H. Lee Investors Limited Partnership, 1997 Thomas H. Lee Nominee Trust, Great-West Investors LP. Thomas H. Lee Equity Fund V, L.P. and Thomas H. Lee Parallel Fund V, L.P. are Delaware limited partnerships, whose general partner is THL Equity Advisors V, LLC, a Delaware limited liability company. Thomas H. Lee Equity (Cayman) Fund V, L.P. is an exempted limited partnership formed under the laws of the Cayman Islands, whose general partner is THL Equity Advisors V, LLC, a Delaware limited liability company registered in the Cayman Islands as a foreign company. Thomas H. Lee Advisors, LLC, a Delaware limited liability company, is the general partner of Thomas H. Lee Partners, L.P., a Delaware limited partnership, which is the sole member of THL Equity Advisors V, LLC. Thomas H. Lee Investors Limited Partnership (f/k/a THL-CCI Limited Partnership) is a Massachusetts limited partnership, whose general partner is THL Investment Management Corp., a Massachusetts corporation. The 1997 Thomas H. Lee Nominee Trust is a trust with U.S. Bank, N.A. serving as Trustee. Thomas H. Lee has voting and investment control over common shares owned of record by the 1997 Thomas H. Lee Nominee Trust. Each of Anthony J. DiNovi, Kent R. Weldon and Joshua D. Bresler is a managing director or vice president of Thomas H. Lee Advisors, LLC. As managing directors of Thomas H. Lee Advisors, LLC, each of Mr. DiNovi and Mr. Weldon has shared voting and investment power over, and therefore, may be deemed to beneficially own member units of Michael Foods Investors, LLC held of record by Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P. and Thomas H. Lee Equity (Cayman) Fund V, L.P. Each of these individuals disclaims beneficial ownership of these units except to the extent of their pecuniary interest therein. The address of Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Equity (Cayman) Fund V, L.P., Thomas H. Lee Investors Limited Partnership, the 1997 Thomas H. Lee Nominee Trust, Anthony J. DiNovi, Kent R. Weldon and Joshua D. Bresler is 100 Federal Street, 35th Floor, Boston, MA 02110. Great-West Investors LP is a co-investment entity of Thomas H. Lee Partners and disclaims beneficial ownership of any securities other than the securities held directly by it. The address for Great-West Investors LP is c/o Great-West Life and Annuity Company, 8515 E. Orchard Road, 3T2, Greenwood Village, CO 80111.
(2)	The address for Messrs. Ostrander, Reedy, Johnson, Westphal and Jagiela is c/o Michael Foods, Inc., 301 Carlson Parkway, Suite 400, Minnetonka, MN 55305.
(3)	In 2004, Mr. Ostrander placed 47,277 Class B units and 56,400 Class C units into irrevocable trusts for two adult children and one minor child. Mr. Ostrander disclaims beneficial ownership of these units.
(4)	In 2003, Mr. Reedy gifted 15,000 Class B units and 15,000 Class C units to his two adult children. In 2004, Mr. Reedy gifted 10,000 Class B units and 10,000 Class C units to his two adult children. Mr. Reedy disclaims beneficial ownership of these units.

(5)	In April 2007, Mr. Johnson was hired as our President, Chief Operating Officer and Chief Executive Officer-Elect. He concurrently purchased Class D units which vest one-third each year over the subsequent three years.
(6)	The address for Mr. Weil is c/o M.A. Gedney Company, 2100 Stoughton Ave., Chaska, MN 55318.
(7)	The address for Mr. Jenko is c/o Lazard Middle Market LLC, First Bank Place, Suite 4600, 601 Second Avenue South, Minneapolis, MN 55402.
(8)	In April 2008, Mr. Jagiela was hired as our Senior Vice President - Operations and Supply Chain. He concurrently purchased Class E units which vest one-third each year over the subsequent three years.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of January 3, 2009.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders (1)	29,206	$724.95	223
Equity compensation plans not approved by securityholders	—	—	—

Total	29,206	$724.95	223

(1)	Stock options are granted by our parent, M-Foods Holdings, Inc.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence Statement

We are not a listed issuer, but have evaluated the independence of our Board of Directors and committee members using the independence standards of the New York Stock Exchange. Our Board has determined that Jerome J. Jenko and Charles D. Weil are independent directors within the meaning of the rules of the New York Stock Exchange. Messrs. Jenko and Weil are members of our audit committee. In addition, Mr. Bresler is a member of our audit committee, but as a result of his position with Thomas H. Lee Partners, L.P., Mr. Bresler has not been determined by our Board of Directors to be independent within the meaning of the applicable rules. Messrs. DiNovi and Weldon are non-management members of our compensation committee, but as a result of their positions with Thomas H. Lee Partners, L P., Messrs. DiNovi and Weldon have not been determined by our Board of Directors to be independent within the meaning of the applicable rules.

Certain Agreements between Management Investors and our Equity Sponsor

Securityholders Agreement

Pursuant to the 2003 securityholders agreement, units of Michael Foods Investors, LLC (or common stock following change in corporate form) beneficially owned by our executives and any other employees of Michael Foods Investors and its subsidiaries, which we collectively refer to as the management investors, are subject to certain restrictions on transfer, other than certain exempt transfers as defined in the securityholders agreement, as well as the other provisions described below. When reference is made to “units” of Michael Foods Investors in the discussion that follows, that reference is deemed to include common stock of Michael Foods Investors following a change in corporate form, whether in preparation for an initial public offering or otherwise.

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

Management Unit Subscription Agreements

Under the management unit subscription agreements, management contributed to Michael Foods Investors shares of common stock for Class A Units, Class B Units and Class C Units of Michael Foods Investors based on a $100 per Class A Unit price and a $2.00 per Class B and Class C Unit price. The executives hold approximately 10% of the outstanding Class A and Class B units combined, and 100% of the outstanding Class C units. Class D units were added in 2007 upon the hiring of Mr. Johnson. The Class D units for Mr. Johnson vest one-third each year on the anniversary date of his hiring, with the first one-third vesting on April 1, 2008, second one-third on April 1, 2009 and the last one-third on April 1, 2010. The Class E units for Mr. Jagiela vest one-third each year on the anniversary date of his hiring, with the first one-third vesting on April 9, 2009, the second one-third on April 9, 2010 and the last one-third on April 9, 2011.

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

Policies and Procedures for Reviewing Related Party Transactions

We have not adopted any written policies or procedures governing the review, approval or ratification of related party transactions. However, our Board of Directors reviews, approves or ratifies, when necessary, all transactions with related parties. We did not enter into any new related party transactions during 2008.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) was our principal accountant for the years ended January 3, 2009 and December 29, 2007. Total fees paid to PricewaterhouseCoopers for audit services rendered during 2008 and 2007 were $385,000 and $370,000.

Audit-Related Fees

Total fees paid to PricewaterhouseCoopers for audit-related services rendered during 2008 and 2007 were $7,200 and $50,145, consisting primarily of consultation on matters related to SFAS 123R stock compensation analysis and Sarbanes-Oxley 404 readiness services.

Tax Fees

Total fees paid to PricewaterhouseCoopers for tax services rendered during 2008 and 2007 were $115,500 and $100,075 related primarily to tax planning, compliance and consultation.

All Other Fees

There were no fees paid to PricewaterhouseCoopers under this category during 2008 or 2007.

Audit Committee Pre-Approval Policy

Under policies and procedures adopted by the audit committee of our Board of Directors, our principal accountant may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, nor may our principal accountant be engaged to provide any other non-audit service unless the audit committee or its Chairman pre-approve the engagement of our accountant to provide both audit and permissible non-audit services. If the Chairman pre-approves any engagement or fees, he is to make a report to the full audit committee at its next meeting. All services provided by our principal accountant in 2008 were pre-approved by the audit committee or its’ Chairman.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements of the Company, and the related Report of Independent Registered Public Accounting Firm, are included in this report:

1. Financial Statements

MICHAEL FOODS, INC.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 3, 2009 and December 29, 2007

Consolidated Statements of Earnings for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006

Consolidated Statements of Shareholder’s Equity and Comprehensive Income for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006

Consolidated Statements of Cash Flows for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

The following financial statement schedule is included in this report and should be read in conjunction with the financial statements and Report of Independent Registered Public Accounting Firm referred to above:

Michael Foods, Inc. and Subsidiaries—Valuation and Qualifying Accounts

All other schedules are omitted, as the required information is not applicable or the information is presented in the financial statements or related notes.

3. Exhibits

Reference is made to Item 15 (b) for exhibits filed with this form. Exhibits 10.3, 10.4, 10.40, 10.45, 10.51, 10.52, 10.53, 10.54, 10.55 and 10.56 are management contracts. Exhibits 10.13, 10.14, 10.18, 10.28, 10.29, 10.30, 10.31 and 10.50 are compensatory plans.

(b) Exhibits and Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated October 10, 2003, by and among M-Foods Investors, LLC, THL Food Products Holdings Co., THL Food Products Co., M-Food Holdings, Inc. and certain shareholders of M-Foods Holdings, Inc. (1)

2.2	Letter Agreement, Amending Merger Agreement dated October 17, 2003, by and among M-Foods Investors, LLC, THL Food Products Holdings Co., THL Food Products Co. and M-Foods Holdings, Inc. (5)

2.3	Letter Agreement, Amending Merger Agreement dated October 24, 2003, by and among M-Foods Investors, LLC, THL Food Products Holdings Co., THL Food Products Co. and M-Foods Holdings, Inc. (5)

2.4	Letter Agreement, Amending Merger Agreement dated November 17, 2003, by and among M-Foods Investors, LLC, THL Food Products Holdings Co., THL Food Products Co. and M-Foods Holdings, Inc. (5)

3.1	Amended and Restated Certificate of Incorporation of Michael Foods, Inc. (f/k/a M-Foods Holdings, Inc.) (2)

3.2	Certificate of Merger of THL Food Products Co. with and into M-Foods Holdings, Inc., dated November 20, 2003 (2)

3.3	Agreement and Plan of Merger, dated November 20, 2003, by and among M-Foods Holdings, Inc. and Michael Foods, Inc. (2)

Exhibit No.	Description
3.4	Certificate of Merger of Michael Foods, Inc. with and into M-Foods Holdings, Inc., dated November 20, 2003 (2)

3.5	Bylaws of Michael Foods, Inc. (f/k/a M-Foods Holdings, Inc.) (2)

4.1	Indenture, dated March 27, 2001, between Michael Foods Acquisition Corp. and BNY Midwest Trust Company, as trustee (3)

4.2	Supplemental Indenture, dated as of April 10, 2001, by and among Michael Foods, Inc., M-Foods Holdings, Inc., Michael Foods of Delaware, Inc., Northern Star Co., Minnesota Products, Inc., Farm Fresh Foods of Nevada, Inc., Crystal Farms Refrigerated Distribution Company, WFC, Inc., Wisco Farm Cooperative, M. G. Waldbaum Company, Papetti’s Hygrade Egg Products, Inc., Casa Trucking, Inc., Papetti Electroheating Corporation, Kohler Mix Specialties, Inc., Midwest Mix, Inc., Kohler Mix Specialties of Connecticut, Inc. and BNY Midwest Trust Company, as trustee (3)

4.3	Fourth Supplemental Indenture, dated as of October 31, 2003, by and among Michael Foods, Inc. and BNY Midwest Trust Company (2)

4.4	Collateral Pledge and Security Agreement, dated March 27, 2001, between Michael Foods Acquisition Corp., and Banc of America Securities, LLC and Bear, Stearns & Co. and BNY Midwest Trust Company as collateral agent and securities intermediary (3)

4.5	Indenture, dated November 20, 2003, among Michael Foods, Inc., the Guarantors party thereto and Wells Fargo Bank Minnesota, National Association, as trustee (2)

4.6	Registration Rights Agreement, dated November 20, 2003, among Michael Foods, Inc., the Subsidiary Guarantors party thereto and Banc of America Securities LLC, Deutsche Bank Securities Inc. and UBS Securities LLC (2)

10.1	Credit Agreement dated as of November 20, 2003, among THL Food Products Co., as Borrower, THL Food Products Holding Co., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, the other lenders party thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc., as Joint Lead Arrangers and Joint Book Managers, Deutsche Bank Securities Inc. and UBS Securities LLC, as Co-Syndication Agents, and General Electric Capital Corporation and Cooperative Centrale Raiffeisen—Boerenleenbank B.A., “Rabobank International,” New York Branch, as Co-Documentation Agents (2)

10.3	Employment Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and Gregg A. Ostrander (5)

10.4	Employment Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and John D. Reedy (5)

10.8	Senior Management Unit Subscription Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and Gregg A. Ostrander (5)

10.9	Senior Management Unit Subscription Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and John D. Reedy (5)

10.13	Stock Option Agreement, dated November 20, 2003, between Gregg A. Ostrander and M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.) (5)

10.14	Stock Option Agreement, dated November 20, 2003, between John D. Reedy and M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.) (5)

10.18	M-Foods Holdings, Inc. Amended and Restated 2003 Stock Option Plan (8)

10.19	Management Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and THL Managers V, LLC (5)

10.20	Securityholders Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and the other parties thereto (5)

10.21	Amended and Restated Limited Liability Company Agreement of Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC), dated November 20, 2003, between THL-MF Investors, LLC and the other parties thereto (5)

Exhibit No.	Description
10.22	Subscription and Share Purchase Agreement, dated November 20, 2003, between M-Foods Holdings, Inc. (formerly known as THL Food Products Holding Co.) and Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) (5)

10.23	Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc., as successor to Michael Foods, Inc., a Delaware corporation and A&A Urban Renewal, relating to the lease of a facility located at 100 Trumbull St., Elizabeth, NJ (4)

10.24	Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc., as successor to Michael Foods, Inc., a Delaware corporation, and Papetti Holding Company, et al., relating to the lease of a facility located at 877-879 E. North Ave., Elizabeth, NJ (4)

10.25	Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc., as successor to Michael Foods, Inc., a Delaware corporation, and Papetti Holding Company, relating to the lease of a facility located at 847-855 E. North Ave., Elizabeth, NJ (4)

10.26	Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc. as successor to Michael Foods, Inc., a Delaware corporation, and Jersey Pride Urban Renewal, relating to the lease of a facility located at One Papetti Plaza, Elizabeth, NJ (4)

10.28	Form of Stock Option Agreement pursuant to the M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.) 2003 Stock Option Plan (5)

10.29	M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.) Deferred Compensation Plan, dated November 20, 2003 (5)

10.30	Michael Foods, Inc. Executive Officers Incentive Plan (5)

10.31	Michael Foods, Inc. Senior Management, Officers and Key Employees Incentive Plan (5)

10.33	Amendment No. 1 to Credit Agreement dated as of September 17, 2004, among Michael Foods, Inc., M-Foods Holdings, Inc., the banks, financial institutions and other institutional lender parties to Credit Agreement and Bank of America, N.A., as administrative agent (6)

10.34	Amendment No. 2 to Credit Agreement dated as of May 18, 2005, among Michael Foods, Inc., M-Foods Holdings, Inc., the banks, financial institutions and other institutional lender parties to Credit Agreement and Bank of America, N.A., as administrative agent (7)

10.35	Amendment No. 3 to Credit Agreement dated as of November 22, 2005, among Michael Foods, Inc., M-Foods Holdings, Inc., the banks, financial institutions and other institutional lender parties to Credit Agreement and Bank of America, N.A., as administrative agent (8)

10.36	First Amendment, dated as of September 30, 2006, to Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc., as successor to Michael Foods, Inc., a Delaware corporation and A&A Urban Renewal, relating to the lease of a facility located at 100 Trumbull St., Elizabeth, NJ (10)

10.37	First Amendment, dated as of September 30, 2006, to Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc., as successor to Michael Foods, Inc., a Delaware corporation, and Papetti Holding Company, et al., relating to the lease of a facility located at 877-879 E. North Ave., Elizabeth, NJ (10)

10.38	First Amendment, dated as of September 30, 2006, to Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc., as successor to Michael Foods, Inc., a Delaware corporation, and Papetti Holding Company, relating to the lease of a facility located at 847-855 E. North Ave., Elizabeth, NJ (10)

10.39	First Amendment, dated as of September 30, 2006, to Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc. as successor to Michael Foods, Inc., a Delaware corporation, and Jersey Pride Urban Renewal, relating to the lease of a facility located at One Papetti Plaza, Elizabeth, NJ (10)

10.40	Employment Agreement, dated as of the 2nd day of April, 2007, by and among Michael Foods, Inc. and David S. Johnson (11)

Exhibit No.	Description
10.41	First Amendment to Michael Foods Investors, LLC Amended and Restated Limited Liability Company Agreement (11)

10.42	First Amendment to Michael Foods Investors, LLC Securityholders Agreement (11)

10.43	Senior Management Unit Subscription Agreement dated as of April 2, 2007, by and among Michael Foods Investors, LLC and David S. Johnson (12)

10.44	David S. Johnson Indemnity Agreement (12)

10.45	Employment Agreement dated as of April 9, 2008, by and among Michael Foods, Inc., Thomas J. Jagiela and Michael Foods Investors, LLC (13)

10.46	Senior Management Unit Subscription Agreement dated as of April 9, 2008, by and among Michael Foods Investors, LLC and Thomas J. Jagiela (13)

10.47	Thomas J. Jagiela Indemnity Agreement (13)

10.48	Second Amendment to Michael Foods Investors, LLC Amended and Restated Limited Liability Company Agreement (13)

10.49	Second Amendment to Michael Foods Investors, LLC Securityholders Agreement (13)

10.50	Amendment No. 1 to M-Foods Holdings, Inc. Amended and Restated 2003 Stock Option Plan (13)

10.51	Employment Agreement, dated as of the 1st day of July, 2008, by and among Michael Foods, Inc. and Mark W. Westphal

10.52	Addendum to Ostrander Employment Agreement dated December 9, 2008

10.53	Addendum to Johnson Employment Agreement dated December 23, 2008

10.54	Addendum to Reedy Employment Agreement dated December 9, 2008

10.55	Addendum to Westphal Employment Agreement dated December 9, 2008

10.56	Addendum to Jagiela Employment Agreement dated December 9, 2008

12.1	Computation of ratio of earnings to fixed charges

14.1	Business Conduct Policy (9)

21.1	Subsidiaries of Michael Foods, Inc.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

(1)	Incorporated by reference from Michael Foods Inc /MN current report on Form 8-K filed with the Commission on October 16, 2003.
(2)	Incorporated by reference from the Company’s Form S-4 Registration Statement (Registration No. 333-112714) filed with the Commission on February 11, 2004.
(3)	Incorporated by reference from Amendment No. 1 to Michael Foods Inc /MN Form S-4 Registration Statement (Registration No. 333-63722) filed with the Commission on July 18, 2001.

(4)	Incorporated by reference from Michael Foods Inc /MN current report on Form 8-K filed with the Commission on November 22, 2000.
(5)	Incorporated by reference from the Company’s report on Form 10-K filed with the Commission on March 30, 2004.
(6)	Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on September 22, 2004.
(7)	Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on May 23, 2005.
(8)	Incorporated by reference from the Company’s report on Form 10-K filed with the Commission on March 23, 2006.
(9)	Incorporated by reference from the Company’s report on Form 10-K filed with the Commission on March 29, 2005.
(10)	Incorporated by reference from the Company’s report on Form 10-K filed with the Commission on March 29, 2007.
(11)	Incorporated by reference from the Company’s report on Form 10-Q filed with the Commission on May 14, 2007.
(12)	Incorporated by reference from the Company’s report on Form 10-K filed with the Commission on March 24, 2008.
(13)	Incorporated by reference from the Company’s report on Form 10-Q filed with the Commission on May 12, 2008.

SCHEDULE II

MICHAEL FOODS, INC. AND SUBSIDIARIES

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for Doubtful Accounts

2006	$4,324	$0	$174	$4,150

2007	$4,150	$0	$230	$3,920

2008	$3,920	$308	$186	$4,042

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHAEL FOODS, INC.

Date: March 24, 2009	By:	/s/ DAVID S. JOHNSON
David S. Johnson
(Chief Executive Officer, President and Director)

Date: March 24, 2009	By:	/s/ MARK W. WESTPHAL
Mark W. Westphal
(Chief Financial Officer, Senior Vice President, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ JOSHUA D. BRESLER	March 24, 2009
Joshua D. Bresler
(Director)

/s/ ANTHONY J. DINOVI	March 24, 2009
Anthony J. DiNovi
(Director)

/s/ JEROME J. JENKO	March 24, 2009
Jerome J. Jenko
(Director)

/s/ CHARLES D. WEIL	March 24, 2009
Charles D. Weil
(Director)

/s/ KENT R. WELDON	March 24, 2009
Kent R. Weldon
(Director)

/s/ GREGG A. OSTRANDER	March 24, 2009
Gregg A. Ostrander
(Executive Chairman)

MICHAEL FOODS, INC.

(A Wholly Owned Subsidiary of M-Foods Holdings, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder

of Michael Foods, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Michael Foods, Inc. and its subsidiaries (the Company), a wholly owned subsidiary of M-Foods Holdings, Inc., at January 3, 2009, December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2009, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note C to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

/s/ PricewaterhouseCoopers LLP

Minneapolis, MN

March 24, 2009

MICHAEL FOODS, INC.

(A Wholly Owned Subsidiary of M-Foods Holdings, Inc.)

CONSOLIDATED BALANCE SHEETS

For the Years Ended January 3, 2009 and December 29, 2007

(In thousands, Except Share and Per Share Data)

	2008	2007
ASSETS
Current Assets
Cash and equivalents	$78,054	$30,077
Accounts receivable, less allowances	124,518	132,922
Inventories	127,153	114,758
Prepaid expenses and other	18,248	7,711

Total Current Assets	347,973	285,468

Property, Plant And Equipment
Land	7,279	4,044
Buildings and improvements	146,923	123,839
Machinery and equipment	355,406	333,755

	509,608	461,638
Less accumulated depreciation	278,058	222,772

	231,550	238,866
Other Assets
Goodwill	522,916	518,264
Intangible assets, net	186,318	201,449
Other assets	10,101	29,814

	719,335	749,527

	$1,298,858	$1,273,861

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Current maturities of long-term debt	$4,306	$2,479
Accounts payable	90,507	95,419
Accrued liabilities
Compensation	24,265	20,651
Customer programs	39,556	40,094
Other	32,211	32,244

Total Current Liabilities	190,845	190,887
Long-term debt, less current maturities	593,078	599,304
Deferred income taxes	88,554	102,284
Other long-term liabilities	22,393	21,297
Commitments and contingencies	—	—
Shareholder’s Equity
Common stock, $0.01 par value, 3,000 shares authorized, issued and outstanding in 2008 and 2007	—	—
Additional paid-in capital	271,261	265,819
Retained earnings	135,271	88,393
Accumulated other comprehensive income (loss)	(2,544)	5,877

	403,988	360,089

	$1,298,858	$1,273,861

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS, INC.

(A Wholly Owned Subsidiary of M-Foods Holdings, Inc.)

CONSOLIDATED STATEMENTS OF EARNINGS

For the Years Ended January 3, 2009, December 27, 2007 and December 30, 2006

(In thousands)

	2008	2007	2006
Net sales	$1,804,373	$1,467,762	$1,247,348
Cost of sales	1,528,420	1,223,416	1,016,832

Gross profit	275,953	244,346	230,516
Selling, general and administrative expenses	165,938	147,375	133,287
Plant closing expenses	—	1,525	3,139

Operating profit	110,015	95,446	94,090
Interest expense, net	42,008	52,490	55,928

Earnings before income taxes and equity in losses of unconsolidated subsidiary	68,007	42,956	38,162
Income tax expense	21,129	15,391	16,294

Earnings before equity in losses of unconsolidated subsidiary	46,878	27,565	21,868
Equity in losses of unconsolidated subsidiary	—	—	2,713

Net earnings	$46,878	$27,565	$19,155

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS, INC.

(A Wholly Owned Subsidiary of M-Foods Holdings, Inc.)

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

AND COMPREHENSIVE INCOME

For the Years Ended January 3, 2009, December 29, 2007 and December 30, 2006

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total Shareholder’s Equity
	Shares Issued	Amount
Balance at December 31, 2005	3	$—	$254,617	$45,610	$3,788		$304,015
Adoption of Staff Accounting Bulletin No. 108 (net of $2,021 of income tax)	—	—	—	(3,299)	—		(3,299)
Capital invested by parent	—	—	4,909	—	—		4,909
Stock option exercise	—	—	766	—	—		766
Non-cash stock option compensation	—	—	643	—	—		643
Net earnings	—	—	—	19,155	—	$19,155
Interest rate cap	—	—	—	—	559	559
Foreign currency translation adjustment	—	—	—	—	(1,012)	(1,012)
Futures loss	—	—	—	—	(942)	(942)

Comprehensive income	—	—	—	—	—	$17,760	17,760

Balance at December 30, 2006	3	—	260,935	61,466	2,393		324,794
Capital invested by parent	—	—	4,806	—	—		4,806
Non-cash stock option compensation	—	—	78	—	—		78
Adoption of FASB Interpretation No. 48	—	—	—	(638)	—		(638)
Net earnings	—	—	—	27,565	—	$27,565
Foreign currency translation adjustment	—	—	—	—	3,124	3,124
Futures gain	—	—	—	—	360	360

Comprehensive income	—	—	—	—	—	$31,049	31,049

Balance at December 29, 2007	3	—	265,819	88,393	5,877		360,089
Capital invested by parent	—	—	4,750	—	—		4,750
Non-cash stock option compensation	—	—	692	—	—		692
Net earnings	—	—	—	46,878	—	$46,878
Foreign currency translation adjustment	—	—	—	—	(3,616)	(3,616)
Futures loss	—	—	—	—	(4,805)	(4,805)

Comprehensive income	—	—	—	—	—	$38,457	38,457

Balance at January 3, 2009	3	$—	$271,261	$135,271	$(2,544)		$403,988

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS, INC.

(A Wholly Owned Subsidiary of M-Foods Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended January 3, 2009, December 29, 2007 and December 30, 2006

(In thousands)

	2008	2007	2006
Cash flow from operating activities:
Net earnings	$46,878	$27,565	$19,155
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	61,890	59,712	59,305
Amortization of intangibles	15,431	15,331	15,553
Amortization of deferred financing costs	3,824	4,435	4,743
Write-off of assets related to plant closing	—	1,293	2,894
Write-off of Belgian joint venture	—	—	2,713
Deferred income taxes	(16,046)	(15,578)	(15,530)
Preferred return on deferred compensation	1,431	1,300	1,204
Non-cash stock option compensation	692	78	643
Changes in operating assets and liabilities:
Accounts receivable	8,024	(26,551)	(2,115)
Inventories	(13,368)	(9,833)	(5,634)
Prepaid expenses and other	(4,562)	548	493
Accounts payable	(4,122)	20,597	2,872
Accrued liabilities	(983)	19,065	(9,530)

Net cash provided by operating activities	99,089	97,962	76,766
Cash flows from investing activities:
Capital expenditures	(39,062)	(38,120)	(33,806)
Business acquisition	(8,652)	—	—
Purchase of other assets	—	(102)	(98)

Net cash used in investing activities	(47,714)	(38,222)	(33,904)
Cash flows from financing activities:
Payments on revolving line of credit	(10,700)	(18,000)	(1,200)
Proceeds from revolving line of credit	10,700	18,000	1,200
Payments on long-term debt	(2,070)	(51,777)	(64,070)
Proceeds (payments) on stock option exercises/share repurchases	(517)	(93)	766
Additional capital invested by parent	125	500	—
Deferred financing costs	(463)	(162)	(162)

Net cash used in financing activities	(2,925)	(51,532)	(63,466)
Effect of exchange rate changes on cash	(473)	293	1

Net increase (decrease) in cash and equivalents	47,977	8,501	(20,603)
Cash and equivalents at beginning of period	30,077	21,576	42,179

Cash and equivalents at end of period	$78,054	$30,077	$21,576

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$37,845	$45,383	$51,448
Income taxes	34,620	22,618	26,101
Non-cash industrial revenue bond guarantees	$—	$6,000	$—
Non-cash capital investment by parent	4,625	4,306	4,909
Reclassification of non-current other assets to property, plant and equipment	16,250	—	—

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

Fiscal year 2008 contained a fifty-three week period and ended January 3, 2009.

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

Accounts Receivable

We grant credit to our customers in the normal course of business, but generally do not require collateral or any other security to support amounts due. Management performs on-going credit evaluations of customers. We maintain an allowance for potential credit losses based on historical write-off experience which, when realized, have been within management’s expectations. The allowance was $4,042,000 and $3,920,000 at January 3, 2009 and December 29, 2007.

Inventories

Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful lives of generally one to two years.

Inventories consisted of the following as of the years ended, (In thousands):

	2008	2007
Raw materials and supplies	$19,312	$20,225
Work in process and finished goods	77,604	67,340
Flocks	30,237	27,193

	$127,153	$114,758

Accounting for Hedging Activities

Certain of our operating segments enter into derivative instruments, such as corn, soybean meal, and cheese futures that we believe provide an economic hedge of future transactions and are designated as cash flow hedges. As the commodities being hedged are either grain ingredients fed to our flocks or raw material production inputs, the changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of these items.

We actively monitor exposure to commodity price risks and use derivative commodity instruments to manage the impact of certain of these risks. We use derivatives, primarily futures contracts, only for the purpose of managing risks associated with underlying exposures. Our futures contracts for grains and raw materials are cash flow hedges of firm purchase commitments and anticipated production requirements, as they reduce our exposure to changes in the cash price of the respective items and generally extend for less than one year. We expect that within the next twelve months we will reclassify, as earnings or losses, the amount recorded in accumulated other comprehensive income (loss) related to futures at year end.

In addition, we also use derivative instruments to mitigate some of the risk associated with our energy needs. We do not treat those futures contracts as hedging instruments and therefore record the gains or losses incurred related to them as a component of earnings in the period of change.

We do not trade or use instruments with the objective of earning financial gains on the commodity price, nor do we use instruments where there are not underlying exposures. All derivatives are recognized at their fair value. The fair values at January 3, 2009 resulted in an asset of approximately $4,861,000 included in prepaid expenses and other current assets and a liability of approximately $680,000 included in other accrued liabilities. As of January 3, 2009 we had a loss on corn, soybean meal and cheese futures contracts of $4,445,000 deferred as a component of Accumulated Other Comprehensive Income or (Loss) (“AOCI” or “AOCL”) in the equity section of our balance sheet and a corresponding amount was recorded in other current assets or liabilities, as appropriate. The amounts deferred are subsequently recognized in cost of sales when the associated products are sold. The cost or benefit of contracts closed prior to the execution of the underlying purchase is deferred until the anticipated purchase occurs. As a result of the volatility of the markets, deferred gains and losses in AOCI or AOCL may fluctuate until the related contract is closed.

We document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, we assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. If it is determined that a derivative ceases to be a highly effective hedge, the derivative expires or is sold, terminated or exercised or the forecasted transaction being hedged will no longer occur, we will discontinue hedge accounting, and any deferred gains or losses on the derivative instrument will be recognized in earnings during the period in which it no longer qualifies as a hedge. The amount of ineffectiveness, included in cost of sales, was immaterial for 2008, 2007 and 2006.

Property, Plant and Equipment

The Company’s property consists mainly of plants and equipment used in manufacturing activities. These assets are recorded at cost, which includes interest on significant projects. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on the straight-line basis. Estimated service lives range from 10-30 years for buildings and improvements and 3-15 years for machinery and equipment. Maintenance and repairs are charged to expense in the year incurred and renewals and betterments are capitalized. The costs and accumulated depreciation of assets sold or disposed of are removed from the accounts and the resulting gain or loss is reflected in earnings. Plant and equipment are reviewed for impairment on an annual basis and when conditions indicate an impairment or future impairment, the assets are either written down or the useful life is adjusted to the remaining period of usefulness, as was done on the Northern Star equipment that is not intended to be transferred to the new facility.

We capitalized $93,000 and $803,000 of interest relating to the construction and installation of property, plant and equipment in 2007 and 2006.

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

Each segment’s share of goodwill as of the years ended, (In thousands):

	2008	2007
Egg Products	$430,992	$426,340
Crystal Farms	32,068	32,068
Potato Products	59,856	59,856

	$522,916	$518,264

The $4,652,000 increase in goodwill for the Egg Products Division is the result of our acquisition of certain assets of Mr. B’s of Abbotsford, Inc. and related entities on January 11, 2008. The purchase price of $8,652,000 was financed through available cash and was accounted for during the period ended March 29, 2008 using the purchase method in accordance with SFAS Standards No. 141, Business Combinations. The acquired net assets, which consisted primarily of accounts receivable and property, plant and equipment, were recorded at fair value as of the date of the acquisition.

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

Our intangible assets, other than goodwill, as of the years ended, (In thousands):

	2008	2007
Amortized intangible assets, principally customer relationships	$230,215	$229,915
Accumulated amortization	(78,022)	(62,591)

	152,193	167,324
Indefinite lived intangible assets, trademarks	34,125	34,125

	$186,318	$201,449

The aggregate amortization expense in 2008, 2007, and 2006 was $15,431,000, $15,331,000 and, $15,553,000. The estimated amortization expense for years 2009 through 2013 is as follows (In thousands):

2009	$15,431
2010	15,431
2011	15,331
2012	15,331
2013	15,331

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

Deferred Financing Costs

Deferred financing costs are included in other assets and are being amortized using the effective interest rate method over the lives of the respective debt agreements. Our deferred financing costs are as follows for the years ended (In thousands):

	2008	2007
Deferred financing costs	$32,060	$31,597
Accumulated amortization	(22,531)	(18,707)

	$9,529	$12,890

Foreign Joint Ventures and Currency Translation

We have invested in foreign joint ventures in Europe and Canada related to our Egg Products Division. The financial statements for the Canadian entity are measured in the local currency and then translated into U.S. dollars. The balance sheet accounts are translated using the current exchange rate at the balance sheet date and the operating results are translated using the average rates prevailing throughout the reporting period. Accumulated translation gains or losses are recorded in AOCI or AOCL and are included as a component of comprehensive income. We own 67% of the Canadian joint venture and, therefore, its financial statements are included in our consolidated financial statements.

In September 2006, we evaluated our investment in Belovo S.A. and, based on continuing losses and the financial position of Belovo, recorded a valuation adjustment on the investment. In September 2006, we recorded approximately $900,000 of losses related to Belovo’s 2006 operations and we adjusted the value of our investment in Belovo to zero by recording approximately $1,800,000 of a valuation adjustment. In September 2007, Belovo’s management completed a recapitalization of Belovo S. A. As of January 3, 2009, we held a 12.05% ownership in the successor entity BNL Food Investments Limited.

Revenue Recognition

Sales are recognized when goods are received by the customer and are recorded net of estimated customer programs and returns. In accordance with Staff Accounting Bulletin (“SAB”) 104, we recognize revenue when all of the following conditions have been met:

(1) Persuasive evidence of an arrangement exists - A revenue transaction is initiated and evidenced by receipt of a purchase order from our customer.

(2) Delivery has occurred or services have been rendered - An invoice is created from the bill of lading at our shipping plant and revenue is recognized when proof of delivery of the receipt of goods is received from our carriers.

(3) The seller’s price to the buyer is fixed or determinable - Our sales invoice includes an agreed upon selling price.

(4) Collectibility is reasonably assured - We have a documented credit and collection policy and procedure manual for determining collectibility from our customers.

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

Advertising

Advertising costs are expensed as incurred. Our advertising expense in 2008, 2007, and 2006 was $12,762,000, $11,406,000 and $12,449,000.

Income Taxes

Income tax expense involves management judgment as to the ultimate resolution of any tax issues. Historically, our assessments of the ultimate resolution of tax issues have been reasonably accurate. The current open issues are not dissimilar from historical items.

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax bases of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not expected to be realized. We are included in a consolidated federal income tax return with our Parent. State income taxes are filed on either a combined or separate company basis.

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

The components of and changes in accumulated other comprehensive income, net of taxes, were as follows (In thousands):

	Cash Flow Hedges	Foreign Currency Translation	Interest Rate Cap	Total AOCI/AOCL
Balance at December 31, 2005	$942	$3,405	$(559)	$3,788

Foreign currency translation adjustment	—	(1,012)	—	(1,012)
Change due to cash flow hedges	(942)	—	—	(942)
Interest rate cap	—	—	559	559

Balance at December 30, 2006	—	2,393	—	2,393

Foreign currency translation adjustment	—	3,124	—	3,124
Change due to cash flow hedges	360	—	—	360

Balance at December 29, 2007	360	5,517	—	5,877

Foreign currency translation adjustment	—	(3,616)	—	(3,616)
Change due to cash flow hedges	(4,805)	—	—	(4,805)

Balance at January 3, 2009	$(4,445)	$1,901	$—	$(2,544)

Recent Accounting Pronouncements

Financial Instruments and Fair Value Measurements

Adoption of SFAS No. 157, Fair Value Measurements - Effective January 1, 2008, we adopted SFAS No. 157, which provides a framework for measuring fair value. SFAS No. 157 also eliminates the deferral of gains and losses at inception associated with certain derivative contracts whose fair value was not evidenced by observable market data. SFAS No. 157 requires that the impact of this change in accounting for derivative contracts be recorded as an adjustment to opening retained earnings in the period of adoption. We did not have any deferred gains or losses at inception of derivative contracts and therefore no adjustment to opening retained earnings was made upon adoption of SFAS No. 157.

SFAS No. 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in our principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

We consider that the carrying amount of financial instruments, including accounts receivable, accounts payable and accrued liabilities, to approximate fair value. Interest on our credit agreement is payable at rates which are currently below the prevailing market rates. As a result, the fair value of the credit agreement approximated $374,000,000 compared to its carrying value of $427,300,000 at the end of 2008. The fair value of the senior notes, based on the quoted market price for the same or similar issues of debt at the end of 2008, would be approximately $132,000,000 compared to the carrying value of $150,050,000.

We determine the fair values of our readily marketable inventories, derivative contracts, and certain other assets and liabilities based on the fair value hierarchy established in SFAS No. 157, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs based on market data obtained from sources independent of the reporting entity that reflect the assumptions market participants would use in pricing the asset or liability. Unobservable inputs are inputs developed based on the best information available in the circumstances that reflect our own assumptions based on market data and on assumptions that market participants would use in pricing the asset or liability. The standard describes three levels within its hierarchy that may be used to measure fair value.

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 1 assets and liabilities include exchange traded derivative contracts.

Level 2: Observable inputs, including Level 1 prices (adjusted); quoted prices for similar assets or liabilities; quoted prices in markets that are less active than traded exchanges; and other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include readily marketable inventories and over-the-counter (OTC) commodity purchase and sales contracts and other OTC derivatives whose value is determined using pricing models with inputs that are generally based on exchange traded prices, adjusted for location specific inputs that are primarily observable in the market or can be derived principally from or corroborated by observable market data.

Level 3: Unobservable inputs that are supported by little or no market activity and that are a significant component of the fair value of the assets or liabilities.

Pursuant to FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, we will delay the adoption of SFAS No. 157 for our non-financial assets and liabilities that are recognized on a nonrecurring basis, including goodwill and intangibles and asset retirement obligations. Our forward commodity purchase contracts are classified as derivatives along with other instruments relating primarily to corn, soybean meal, and energy. We estimate fair values based on exchange quoted prices, adjusted as appropriate for differences in local markets. These differences are generally valued using inputs from broker or dealer quotations, or market transactions in either the listed or OTC markets. In such cases, these derivative contracts are classified within Level 2. Changes in the fair values of these contracts are recognized in the consolidated financial statements as a component of cost of goods sold or other comprehensive income (loss).

OTC derivative contracts include swaps, options and structured transactions that are valued at fair value and may be offset with similar positions in exchange traded markets. The fair values of OTC derivative instruments are determined using quantitative models that require the use of multiple market inputs including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets which are not highly active, other observable inputs relevant to the asset or liability, and market inputs corroborated by correlation or other means. These valuation models include inputs such as interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. If market conditions change subsequent to the reporting date, amounts reported in future periods as unrealized gains and losses on derivative contracts in the consolidated balance sheets and consolidated statements of income could differ.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) requires an acquirer to recognize adjustments made during the measurement period to the acquired assets and liabilities as if they had occurred on the acquisition date and revise prior period financial statements in subsequent filings for changes. In addition, SFAS No. 141(R) requires that all acquisition related costs be expensed as incurred, rather than capitalized as part of the purchase price and those restructuring costs that an acquirer expected but was not obligated to incur to be recognized separately from the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt SFAS No. 141(R) on January 4, 2009 prospectively.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by expanding the disclosure requirements. The disclosure provisions of SFAS No. 161 apply to all entities with derivative instruments subject to SFAS No. 133 and also apply to related hedged items and other instruments that are designated and qualify as hedging instruments. SFAS No. 161 requires an entity to disclose how and why it uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. Entities are required to provide tabular disclosures of the location, by line item, the amounts of gains and losses reported in the statement of income. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. We will adopt this standard when it becomes effective at the beginning of our 2009 fiscal year. The adoption of this standard will require expanded disclosure in the notes to our consolidated financial statements but will not impact our financial position, results of operations or cash flows.

There were no other accounting pronouncements issued during the year ended January 3, 2009 that are expected to have a material impact on our financial position, operating results or disclosures.

NOTE B—DEBT

Long-term debt consisted of the following as of the years ended, (In thousands):

	2008	2007
Revolving lines of credit	$—	$—
Senior term loan	427,300	427,300
Senior subordinated notes payable	150,050	150,050
Guaranteed bonds	14,039	15,925
Capital leases	3,743	5,708
Other	2,252	2,800

	597,384	601,783
Less current maturities	4,306	2,479

	$593,078	$599,304

In November 2003, we entered into a senior credit agreement, which consisted of a $100,000,000 revolving credit facility and a $495,000,000 senior term loan. The revolving credit facility is due November 2009 and the senior term loan is due in November 2010. As amended in 2005, the credit agreement now provides $640,000,000. Our senior credit facility bears interest at a floating base rate plus an applicable margin, as defined in the agreement (effective rate of 3.69% at January 3, 2009). At January 3, 2009, approximately $6,574,000 was used under the revolving line of credit for letters of credit. In November 2003, we also issued $150,000,000 of 8.0% senior subordinated notes due November 2013, which are subordinated to the senior credit agreement.

The revolving credit facility and senior term loan are collateralized by substantially all of our assets. The revolving credit loan, the senior term loan, and senior subordinated notes contain restrictive covenants, including restrictions on dividends and distributions to shareholders and unit holders, a maximum leverage ratio, and a minimum interest coverage ratio, in addition to limitations on additional indebtedness and liens. Covenants related to operating performance are primarily based on earnings before interest expense, income taxes, and depreciation and amortization expense. Our failure to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on our results of operations, financial position and cash flow. In general, the debt covenants limit our discretion in the operation of our businesses. We were in compliance with all of the financial covenants in the credit agreement and the senior subordinated notes payable as of January 3, 2009. In addition, the revolving credit and term loan agreements include guarantees by substantially all of our domestic subsidiaries.

On September 30, 2005, a $10,250,000 bond financing was completed by the City of Wakefield, Nebraska at an annual interest rate of 7.6%, with such proceeds to be used for the construction of a wastewater treatment facility. In May 2007, a $6,000,000 bond financing was completed at an annual interest rate of 8.22%, with such proceeds to also be used for the completion of construction of the wastewater treatment facility. The wastewater treatment facility became operational in early 2008. The trust fund which held the funds from the financing had a balance of approximately $800,000 upon completion of the project. These funds will be used to offset the principal balance of the bonds. We have guaranteed the principal and interest payments related to these bonds, which mature September 15, 2017. These bonds were recorded as debt on our balance sheet. The remaining other debt consists primarily of funded indebtedness to the partner in our joint venture -Trilogy Egg Products, Inc.

M-Foods Holdings, Inc. has issued $100 million 9.75% Senior Notes due October 1, 2013. The accreted balance of these notes as of January 3, 2009 was $150.7 million. M-Foods Holdings, Inc. is required to make semi-annual cash interest payments on this debt beginning October 1, 2009. As a wholly-owned subsidiary of M-Foods Holdings, Inc., we are responsible for servicing these notes.

Aggregate maturities of our long-term debt and capital leases are as follows (In thousands):

Year Ending,	Capital Leases	Debt	Total
2009	$1,151	$3,389	$4,540
2010	1,169	426,380	427,549
2011	1,159	1,433	2,592
2012	767	1,496	2,263
2013	—	151,618	151,618
Thereafter	—	9,325	9,325

	4,246	593,641	597,887
Less: Amounts representing interest	503	—	503

	$3,743	$593,641	$597,384

The components of net interest expense for the years ended is as follows (In thousands):

	2008	2007	2006
Interest expense	$38,829	$49,624	$54,036
Amortization of deferred financing costs	3,824	4,435	4,743
Capitalized interest	—	(93)	(803)
Interest income	(645)	(1,476)	(2,048)

Interest expense, net	$42,008	$52,490	$55,928

NOTE C—INCOME TAXES

Income tax expense consists of the following for the years ended (In thousands):

	2008	2007	2006
Current:
Federal	$33,134	$27,831	$28,908
State	4,041	3,138	2,916

	37,175	30,969	31,824

Deferred:
Federal	(11,802)	(14,125)	(15,536)
Foreign	(2,895)	161	1,794
State	(1,349)	(1,614)	(1,788)

	(16,046)	(15,578)	(15,530)

	$21,129	$15,391	$16,294

The components of the deferred tax assets and (liabilities) associated with the cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes follows for the years ended (In thousands):

	2008	2007
Current deferred income taxes:
Flock inventories	$(6,636)	$(5,479)
Hedging	5,923	(104)
Other, primarily accrued expenses	6,658	6,530

Total current deferred income taxes	5,945	947

Non-current deferred income taxes:
Depreciation	$(21,800)	$(29,600)
Customer relationships	(56,997)	(62,746)
Trademarks and licenses	(11,558)	(11,479)
Goodwill	(6,427)	(4,167)
Deferred compensation	7,032	6,495
Net operating loss carryforwards	255	2,056
Other	3,205	2,228

	(86,290)	(97,213)
Valuation allowance	(2,264)	(5,071)

Total non-current deferred income taxes	(88,554)	(102,284)

Total deferred income taxes	$(82,609)	$(101,337)

A valuation allowance was recorded in 2006 against the deferred tax assets of certain of our foreign joint ventures and subsidiaries. The valuation allowance was recorded based on management’s judgment that it is more likely than not that the benefits of those deferred tax assets will not be realized in the future. At the end of 2008, that determination had not changed. The 2008 change in the valuation allowance relating to those deferred tax assets was due to a combination of currency rate fluctuations and income of one of our foreign subsidiaries during 2008. The table below summarizes the change in the valuation allowance:

	2008	2007
Valuation allowance at beginning of year	$5,071	$4,653
Change related to current year items	(2,066)	(203)
Change related to foreign currency fluctuation	(741)	621

Valuation allowance at end of year	$2,264	$5,071

The following is a reconciliation of the federal statutory income tax rate to the consolidated effective tax rate based on earnings before equity in losses of unconsolidated subsidiary for the years ended:

	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal impact	2.6	2.3	1.9
Qualified production activities deduction	(2.8)	(3.8)	(2.1)
Other permanent differences	0.1	0.5	(0.7)
Valuation allowance	(3.0)	0.6	8.8
Other	(0.8)	1.2	(0.2)

	31.1%	35.8%	42.7%

The American Jobs Creation Act of 2004 created a new tax deduction equal to the applicable percentage of the qualified production activities income for tax years beginning after December 31, 2004. The applicable percentage for 2006 was 3%; for 2007, 2008 and 2009 the rate is at 6%, and it rises to 9% thereafter.

We have foreign net operating loss carryforwards of approximately $798,000 which expire from 2009 through 2028.

Accounting for Uncertainty in Income Taxes

We adopted the provisions of FIN 48 effective January 1, 2007. As a result of the adoption of FIN 48, we recognized a charge of approximately $0.7 million to the January 1, 2007 retained earnings balance.

Following is a roll-forward of our 2008 unrecognized tax benefits (In thousands):

	2008	2007
Total unrecognized tax benefits at beginning of year	$4,670	$7,654
Gross decrease for tax positions taken in prior periods	(1,325)	—
Gross increase for tax positions taken in current period	404	430
Reductions as a result of a lapse of applicable statute of limitations	(340)	(3,414)

Total unrecognized tax benefits at end of year	$3,409	$4,670

The total liabilities associated with unrecognized tax benefits that, if recognized, would impact the effective tax rates were $3,409,000 and $3,300,000 at January 3, 2009 and December 29, 2007.

The company accrues interest and penalties associated with unrecognized tax benefits as interest expense in the consolidated statement of earnings, and the corresponding liability in accrued interest in the consolidated balance sheet. A benefit of approximately $780,000 for interest and penalties was reflected in the consolidated statement of earnings for 2008. The corresponding liabilities in the consolidated balance sheets were approximately $830,000 and $1,700,000 at January 3, 2009 and December 29, 2007.

Included in the balance of unrecognized tax benefits for 2008 are tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. We estimate that it is reasonably possible that $400,000 to $700,000 of unrecognized tax benefits could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised of items related to state income tax audits and expiring statutes.

Our uncertain tax positions are related to tax years that remain subject to examination. As of January 3, 2009, the United States and Minnesota jurisdictions remain subject to examination for tax years 2005 through 2008 and the New Jersey jurisdiction for tax years 2001 through 2008. During 2008, we concluded the examination by the Internal Revenue Service for tax years 2005 and 2006. There were no adjustments made during the examination. While the examination has been completed, the normal statute of limitations for those years remains open. The Internal Revenue Service has recently advised us that they will be examining our 2007 tax return.

NOTE D—EMPLOYEE RETIREMENT PLAN

Employees who meet certain service requirements are eligible to participate in a defined contribution retirement plan. We match up to 4% of each participant’s eligible compensation. Our matching contributions for the years ended 2008, 2007 and 2006 were $3,120,000, $3,058,000 and $2,911,000.

We also contribute to one union defined contribution retirement plan which totaled $65,000, $44,000 and $49,000 for the years ended 2008, 2007 and 2006.

NOTE E—RELATED PARTY TRANSACTIONS

Pursuant to a management agreement with THL Managers V, LLC, an affiliate of Thomas H. Lee Partners, L.P., we pay them an annual fee of $1,500,000 or 1.0% of consolidated earnings before interest, taxes, depreciation and amortization, whichever is greater. The management fees for 2008, 2007 and 2006 were $2,000,160, $1,759,080 and $1,808,650 and were included in selling, general and administrative expenses.

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

Rent expense, including real estate taxes and maintenance expenses, was approximately $9,232,000, $8,803,000 and $7,133,000 for the years ended 2008, 2007 and 2006.

The following is a schedule of minimum rental commitments for base rent for the years ending (In thousands):

2009	$6,597
2010	4,954
2011	4,313
2012	2,484
2013	1,295
Thereafter	2,844

$22,487

Debt Guarantees

We have guaranteed the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of several municipalities where we have manufacturing facilities. The repayment of these bonds is funded through the wastewater treatment charges paid by us. However, should those charges not be sufficient to pay the bond payments as they become due, we have agreed to pay any shortfall. The remaining principal balance of these bonds at January 3, 2009 was approximately $18,840,000, of which $14,039,000 was included in our debt balance ($1.2 million in current maturities and $12.8 million in long-term debt) (see Note B).

Procurement Contracts

We have entered into substantial purchase obligations to fulfill our egg and potato requirements. We maintain long-term egg procurement contracts with numerous cooperatives and egg producers throughout the Midwestern and Eastern United States and Canada, which supply approximately 45% of our annual egg requirements. Most of these contracts vary in length from 18 to 120 months. The egg prices are primarily indexed to grain or Urner Barry market indices. One egg supplier provides more than 10% of our annual egg requirements. Based upon the best estimates available to us for grain and egg prices, we project our purchases from our top five contracted egg suppliers will approximate $165 million in 2009, $143 million in 2010, and $49 million in 2011. The 2009 amount represents approximately 41% of our total egg purchases for the year. In addition, we have contracts to purchase potatoes that expire in 2009. These contracts will supply approximately 41% of the Potato Products Division’s estimated raw potato needs in 2009. Two potato suppliers are each expected to provide more than 10% of our 2009 potato requirements.

Deferred Compensation Plan

M-Foods Holdings, Inc. (“Holdings”) sponsors a 2003 Deferred Compensation Plan (“Plan”) covering certain members of management of the Company. Under terms of the Plan, certain members of management were allowed to roll-over approximately $25,181,000 of option and bonus value from the company and its parent into Holdings. The Plan is nonqualified and unfunded. Each participant’s deferred compensation account under the Plan will accrue an annual 8% return, which is included in Other long-term liabilities. Participants in the Plan will be entitled to a distribution from their deferred compensation account upon the earlier of (i) a change in control of Holdings (ii) the tenth anniversary of the date of the Plan and (iii) upon the termination or death of a participant. We recorded approximately $1,431,000, $1,300,000 and $1,204,000 of preferred return on the deferred compensation for the years ended 2008, 2007 and 2006.

Legal Matters

In late 2008 and early 2009, some 22 class-action lawsuits were filed in various federal courts against us and several other defendants (manufacturers of processed egg products, producers of shell eggs, and egg industry organizations) alleging violations of Federal and State antitrust laws in connection with the sale of shell eggs and/or processed-egg products. Plaintiffs seek to represent nationwide classes of Direct and Indirect Purchasers and allege that the Defendants conspired to reduce the supply of eggs by participating in export, animal husbandry, and other programs and activities of various egg industry associations. On December 2, 2008, The Judicial Panel on Multidistrict Litigation ordered the transfer of all cases to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings. On January 30, 2009, plaintiffs seeking to represent Direct Purchasers filed a Consolidated Amended Complaint, which was followed by a Consolidated Amended Complaint on behalf of Indirect Purchasers filed on February 27, 2009. The Defendants have not yet answered or otherwise responded to the Consolidated Amended Complaints.

We received a Civil Investigative Demand (“CID”) from the Florida Attorney General, issued to the Company on November 17, 2008, regarding an investigation of possible anticompetitive activities “relating to the production and sale of eggs or egg products.” The CID requests information and documents related to the pricing and supply of shell eggs and egg products, as well as our participation in various programs of the United Egg Producers. We are fully cooperating with the Florida Attorney General’s office.

On March 27, 2008, we received a subpoena from the Antitrust Division of the U.S. Department of Justice requesting documents and testimony relating primarily to the pricing, marketing, and sales of processed egg products for the period of January 1, 2002 through March 27, 2008. On the same date, one of our subsidiaries received a similar subpoena. We fully cooperated with the Department of Justice request. On February 19, 2009, we were advised in writing that the U.S. Department of Justice had closed its investigation, with no indictments filed or any enforcement action taken.

We are party to a suit brought by Feesers, Inc. against Sodexho, Inc. and us alleging violation of the Robinson-Patman Act. We were awarded a summary judgment by the United States District Court for the Middle District of Pennsylvania. A decision by the United States Court of Appeals for the Third Circuit in August 2007 reversed the summary judgment decision and remanded the matter back to the District Court. A bench trial occurred in January 2008; we continue to await a decision from the trial court.

In 2004, the U.S. Environmental Protection Agency (“EPA”) and the Nebraska Department of Environmental Quality (“NDEQ”) commenced enforcement proceedings against us in connection with our discharge of wastewater to the municipal treatment facility in Wakefield, Nebraska. In early 2007, the parties settled the matter by entering into a Consent Decree under which we paid a $1,050,000 civil penalty, agreed to take certain environmentally proactive measures, and agreed to a specific schedule for completing construction of a mechanical wastewater treatment facility. Construction of the treatment facility was completed in early 2008. On November 25, 2008, upon the filing of a joint request by the EPA, NDEQ and the Company, the U.S. District Court, District of Nebraska, agreed that we had satisfied all of our obligations under the Consent Decree and issued an order terminating the Consent Decree.

In addition, we are from time to time party to litigation, administrative proceedings and union grievances that arise in the ordinary course of business, and occasionally pay small penalties to resolve alleged minor violations of regulatory requirements. There is no pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on our operations or financial condition.

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

NOTE G—PLANT CLOSING

In November 2006, we announced our decision to close the St. Marys, Ontario egg processing plant due to rising operating costs. The facility was closed on March 31, 2007. The costs related to the closing have been reflected in the Egg Products Division’s operating income. Costs were recorded as follows (In thousands):

	2008	2007	2006	Cumulative
Asset impairment charges	$—	$1,293	$2,894	$4,187
Employee termination costs	—	232	245	477

Total plant closing costs	$—	$1,525	$3,139	$4,664

During 2007, we paid all of the St. Marys employee termination costs. No additional plant closing costs were incurred.

NOTE H—SUBSEQUENT EVENT

On February 20, 2009, we voluntarily recalled certain varieties of our retail cut Simply Potatoes manufactured in early January at our Minneapolis plant. As the related products were manufactured in 2009 and all costs associated with the recall will be incurred in 2009, we have not included any of these expenses in our 2008 financial results. At this time, we are still assessing the full impact of this recall. We currently expect the direct charges associated with the recall to be approximately $2 million.

NOTE I—SHAREHOLDER’S EQUITY

Common Stock

At January 3, 2009 and December 29, 2007, we had authorized, issued and outstanding common stock of 3,000 shares with a $.01 par value. All common shares were issued to M-Foods Holdings, Inc., a wholly owned subsidiary of Michael Foods Investors, LLC.

Additional Paid In Capital

We recorded non-cash capital contributions from our parent, M-Foods Holdings, Inc. (“Holdings”) of $4.6 million in March 2008 and $4.3 million in March 2007 related to the tax benefit the Company receives on Holdings’ interest deduction due to filing a consolidated Federal tax return with Holdings.

Stock Option Plan

In November 2003, Holdings adopted the 2003 Stock Option Plan (the “Plan”). Under the Plan, Holdings may grant incentive stock options to our employees. The accounting and disclosure for the Holdings Plan are included in our financial statements. A total of 31,707 shares are reserved for issuance under the Plan. Any unexercised options will terminate ten years after the grant date. Options are generally granted with option prices based on the estimated fair market value of Holdings common stock at the date of grant as determined by Michael Foods Investors LLC.

Stock-Based Compensation

Prior to January 1, 2006, we applied the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation. As a result, no compensation expense was recognized for stock options granted with exercise prices equivalent to the fair market value of stock on date of grant. Effective January 1, 2006, we adopted SFAS No.123(R), Share Based Payment, using the modified prospective application method. This methodology yields an estimate of fair value based in part on a number of management assumptions, the most significant of which include future volatility and expected term. Changes in these assumptions could significantly impact the estimated fair value of the options granted and the related expense amortized over the vesting period. Under this method, as of January 1, 2006, we apply the provisions of this Statement to new and modified awards.

The adoption of this pronouncement had no effect on compensation cost related to stock options granted in 2005 and prior. As a result of adopting SFAS No. 123(R) on January 1, 2006, our net income for 2008 is $692,000 lower, for 2007 was $78,000 lower and for 2006 was $643,000 lower than if we had continued to account for stock-based compensation under APB Opinion No. 25.

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

As of January 3, 2009, the total compensation cost for nonvested awards not yet recognized in our statements of earnings was $1,350,000. This amount will be expensed over the vesting period. Information regarding our outstanding stock options is as follows:

	2008	2007	2006	2008
				Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at period beginning	27,195	27,731	29,337
Granted	3,650	150	1,650
Exercised	(859)	(202)	(1,215)
Cancelled	(780)	(484)	(2,041)

Outstanding at period end	29,206	27,195	27,731	5.82	$21,173

Exercisable at period end	25,516	20,562	15,519	5.78	$16,875

Weighted-Average Exercise Price Per Share
Granted	$1,193.82	$1,089.69	$1,115.60
Exercised	626.99	626.99	626.99
Cancelled	841.30	750.31	662.93
At period end,
Outstanding	724.95	662.27	661.24
Exercisable	661.35	637.41	629.78

The total fair value of shares vested during the years ended 2008, 2007 and 2006 was $4,531,000, $4,096,000 and $3,310,000. A summary of the status of the Company’s nonvested shares as of January 3, 2009, and changes during the years ended 2008 and 2007, is presented below:

Nonvested shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2006	12,212	701.20
Granted	150	833.16
Vested	(5,043)	812.19
Repurchased	(202)	626.99
Cancelled	(484)	750.31

Nonvested at December 29, 2007	6,633	739.33
Granted	3,650	1,130.63
Vested	(4,954)	914.71
Repurchased	(859)	626.99
Cancelled	(780)	841.30

Nonvested at January 3, 2009	3,690	1,164.81

The weighted-average grant-date fair value of options granted under the Plan was $1,130.63, $833.16 and $938.01 in 2008, 2007 and 2006. The weighted-average grant-date fair value of options under the Plan was determined by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:

	2008	2007	2006
Risk-free interest rate	1.77 – 3.11%	4.99%	4.34%
Expected term (in years)	5	5	5
Expected volatility	27.65 – 28.67%	21.17%	26.15%
Expected dividends	None	None	None

The risk-free interest rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the grant date. Expected volatility used in 2008 is based on the historical volatility of the stock of companies within our peer group.

NOTE J—BUSINESS SEGMENTS

At January 3, 2009, we operated in three reportable segments:

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

We identify our segments based on its organizational structure, which is primarily by principal products. Operating profit represents earnings before interest expense, interest income, income taxes and allocations of corporate costs to the respective divisions. Intersegment sales are made at market prices. Our corporate office maintains a majority of our cash under our cash management policy. The value of our long-lived assets in Canada as of January 3, 2009 was $17,058,000.

We have the following sales and accounts receivable for three customers:

	Sales			Accounts Receivable
	2008	2007	2006	2008	2007
Customer A	15%	17%	18%	7%	12%
Customer B	13%	15%	18%	16%	12%
Customer C	9%	9%	9%	10%	9%

Certain financial information for our operating segments is as follows (In thousands):

	Egg Products	Potato Products	Crystal Farms	Corporate & Eliminations	Total
2008
External net sales	$1,265,641	$125,059	$413,673	$—	$1,804,373
Intersegment sales	16,607	20,950	—	(37,557)	—
Operating profit (loss)	95,442	13,719	17,267	(16,413)	110,015
Total assets	968,845	136,955	121,474	71,584	1,298,858
Depreciation and amortization	65,906	6,856	4,555	4	77,321
Capital expenditures	23,177	13,670	2,215	—	39,062

2007
External net sales	$1,014,588	$119,033	$334,141	$—	$1,467,762
Intersegment sales	16,190	18,122	—	(34,312)	—
Operating profit (loss)	75,539	18,941	11,495	(10,529)	95,446
Total assets	970,408	130,105	125,527	47,821	1,273,861
Depreciation and amortization	64,392	6,240	4,401	10	75,043
Capital expenditures	28,469	7,022	2,629	—	38,120

2006
External net sales	$858,352	$113,980	$275,016	$—	$1,247,348
Intersegment sales	9,915	5,494	—	(15,409)	—
Operating profit (loss)	67,660	19,243	18,604	(11,417)	94,090
Total assets	974,637	132,083	114,799	42,244	1,263,763
Depreciation and amortization	64,443	5,913	4,492	10	74,858
Capital expenditures	24,361	7,474	1,971	—	33,806

NOTE K—SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Our senior credit agreement and senior subordinated notes have been guaranteed, on a joint and several basis, by us and our domestic subsidiaries. The senior credit agreement is also guaranteed by our parent, M-Foods Holdings, Inc.

The following condensed consolidating financial information presents our consolidated balance sheets at January 3, 2009 and December 29, 2007, and the condensed consolidating statements of earnings and cash flows for the years ended January 3, 2009, December 29, 2007 and December 30, 2006. These financial statements reflect Michael Foods, Inc. (Corporate), the wholly-owned guarantor subsidiaries (on a combined basis), the non-guarantor subsidiary (MFI Food Canada, Ltd.), and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Balance Sheet

January 3, 2009

(In thousands)

	Corporate	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$76,260	$—	$1,794	$—	$78,054
Accounts receivable, less allowances	231	135,794	5,780	(17,287)	124,518
Inventories	—	120,908	6,245	—	127,153
Prepaid expenses and other	1,278	16,846	124	—	18,248

Total current assets	77,769	273,548	13,943	(17,287)	347,973

Property, Plant and Equipment—net	10	219,918	11,622	—	231,550

Other assets:
Goodwill	—	519,890	3,026	—	522,916
Intangibles and other assets	10,101	198,866	2,410	(14,958)	196,419
Investment in subsidiaries	924,829	200	—	(925,029)	—

	934,930	718,956	5,436	(939,987)	719,335

Total assets	$1,012,709	$1,212,422	$31,001	$(957,274)	$1,298,858

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$2,203	$1,186	$917	$—	$4,306
Accounts payable	1,194	103,012	3,588	(17,287)	90,507
Accrued liabilities	16,508	77,812	1,712	—	96,032

Total current liabilities	19,905	182,010	6,217	(17,287)	190,845
Long-term debt, less current maturities	575,147	12,853	21,024	(15,946)	593,078
Deferred income taxes	(8,724)	97,552	(382)	108	88,554
Other long-term liabilities	22,393	—	—	—	22,393
Shareholder’s equity	403,988	920,007	4,142	(924,149)	403,988

Total liabilities and shareholder’s equity	$1,012,709	$1,212,422	$31,001	$(957,274)	$1,298,858

Condensed Consolidating Balance Sheet

December 29, 2007

(In thousands)

	Corporate	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$28,505	$—	$1,572	$—	$30,077
Accounts receivable, less allowances	7,366	136,177	6,654	(17,275)	132,922
Inventories	—	108,414	6,344	—	114,758
Prepaid expenses and other	505	7,134	72	—	7,711

Total current assets	36,376	251,725	14,642	(17,275)	285,468

Property, Plant and Equipment—net	14	224,626	14,226	—	238,866

Other assets:
Goodwill	—	515,238	3,026	—	518,264
Intangibles and other assets	13,563	230,648	2,410	(15,358)	231,263
Investment in subsidiaries	913,370	(7,358)	—	(906,012)	—

	926,933	738,528	5,436	(921,370)	749,527

Total assets	$963,323	$1,214,879	$34,304	$(938,645)	$1,273,861

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$(6,143)	$7,240	$1,382	$—	$2,479
Accounts payable	252	102,276	10,166	(17,275)	95,419
Accrued liabilities	18,541	72,873	1,575	—	92,989

Total current liabilities	12,650	182,389	13,123	(17,275)	190,887
Long-term debt, less current maturities	577,350	14,830	27,358	(20,234)	599,304
Deferred income taxes	(8,063)	110,427	(215)	135	102,284
Other long-term liabilities	21,297	—	—	—	21,297
Shareholder’s equity	360,089	907,233	(5,962)	(901,271)	360,089

Total liabilities and shareholder’s equity	$963,323	$1,214,879	$34,304	$(938,645)	$1,273,861

Condensed Consolidating Statement of Earnings

For the Year Ended January 3, 2009

(In thousands)

	Corporate	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$1,785,993	$68,879	$(50,499)	$1,804,373
Cost of sales	—	1,520,053	58,866	(50,499)	1,528,420

Gross profit	—	265,940	10,013	—	275,953
Selling, general and administrative expenses	16,413	155,935	3,554	(9,964)	165,938

Operating profit (loss)	(16,413)	110,005	6,459	9,964	110,015
Interest expense (income), net	40,250	(36)	1,794	—	42,008
Other expense (income)	(9,964)	—	—	9,964	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(46,699)	110,041	4,665	—	68,007
Equity in earnings (loss) of subsidiaries	75,867	7,560	—	(83,427)	—

Earnings (loss) before income taxes	29,168	117,601	4,665	(83,427)	68,007
Income tax expense (benefit)	(17,710)	41,734	(2,895)	—	21,129

Net earnings (loss)	$46,878	$75,867	$7,560	$(83,427)	$46,878

Condensed Consolidating Statement of Earnings

For the Year Ended December 29, 2007

(In thousands)

	Corporate	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$1,452,148	$65,833	$(50,219)	$1,467,762
Cost of sales	—	1,214,933	58,702	(50,219)	1,223,416

Gross profit	—	237,215	7,131	—	244,346
Selling, general and administrative expenses	10,529	139,266	4,495	(6,915)	147,375
Plant closing expenses	—	—	1,525	—	1,525

Operating profit (loss)	(10,529)	97,949	1,111	6,915	95,446
Interest expense (income), net	51,414	(779)	1,855	—	52,490
Other expense (income)	(6,915)	—	—	6,915	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(55,028)	98,728	(744)	—	42,956
Equity in earnings (loss) of subsidiaries	63,415	(905)	—	(62,510)	—

Earnings (loss) before income taxes	8,387	97,823	(744)	(62,510)	42,956
Income tax expense (benefit)	(19,178)	34,408	161	—	15,391

Net earnings (loss)	$27,565	$63,415	$(905)	$(62,510)	$27,565

Condensed Consolidating Statement of Earnings

For the Year Ended December 30, 2006

(In thousands)

	Corporate	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$1,213,399	$55,466	$(21,517)	$1,247,348
Cost of sales	—	986,195	52,154	(21,517)	1,016,832

Gross profit	—	227,204	3,312	—	230,516
Selling, general and administrative expenses	11,417	122,054	4,713	(4,897)	133,287
Plant closing expenses	—	—	3,139	—	3,139

Operating profit (loss)	(11,417)	105,150	(4,540)	4,897	94,090
Interest expense (income), net	54,287	(59)	1,700	—	55,928
Other expense (income)	(4,897)	—	—	4,897	—

Earnings (loss) before equity in earnings (loss) of subsidiaries, income taxes and equity in losses of unconsolidated subsidiary	(60,807)	105,209	(6,240)	—	38,162
Equity in earnings (loss) of subsidiaries	59,242	(7,839)	—	(51,403)	—

Earnings (loss) before income taxes and equity in losses of unconsolidated subsidiary	(1,565)	97,370	(6,240)	(51,403)	38,162
Income tax expense (benefit)	(20,720)	35,415	1,599	—	16,294

Earnings (loss) before equity in losses of unconsolidated subsidiary	19,155	61,955	(7,839)	(51,403)	21,868
Equity in losses of unconsolidated subsidiary	—	2,713	—	—	2,713

Net earnings (loss)	$19,155	$59,242	$(7,839)	$(51,403)	$19,155

Condensed Consolidating Statement of Cash Flows

For the Year Ended January 3, 2009

(In thousands)

	Corporate	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$41,605	$53,659	$3,825	$99,089
Cash flows from investing activities:
Capital expenditures	—	(36,905)	(2,157)	(39,062)
Business acquisition	—	(8,652)	—	(8,652)

Net cash used in investing activities	—	(45,557)	(2,157)	(47,714)
Cash flows from financing activities:
Payments on revolving line of credit	(10,700)	—	—	(10,700)
Proceeds from revolving line of credit	10,700	—	—	10,700
Payments on long-term debt	—	(1,097)	(973)	(2,070)
Payments on stock option exercises/share repurchases	(517)	—	—	(517)
Additional capital invested by parent	125	—	—	125
Deferred financing costs	(463)	—	—	(463)
Investment in subsidiaries	7,005	(7,005)	—	—

Net cash (used in) provided by financing activities	6,150	(8,102)	(973)	(2,925)
Effect of exchange rate changes on cash	—	—	(473)	(473)

Net increase in cash and equivalents	47,755	—	222	47,977
Cash and equivalents at beginning of year	28,505	—	1,572	30,077

Cash and equivalents at end of year	$76,260	$—	$1,794	$78,054

Supplemental Disclosures:
Non-cash capital investment by parent	$4,625	$—	$—	$4,625
Reclassification of non-current other assets to property, plant and equipment	—	16,250	—	16,250

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 29, 2007

(In thousands)

	Corporate	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$(1,707)	$97,369	$2,300	$97,962
Cash flows from investing activities:
Capital expenditures	—	(37,702)	(418)	(38,120)
Other assets	—	(102)	—	(102)

Net cash used in investing activities	—	(37,804)	(418)	(38,222)
Cash flows from financing activities:
Payments on revolving line of credit	(18,000)	—	—	(18,000)
Proceeds from revolving line of credit	18,000	—	—	18,000
Payments on long-term debt	(50,000)	(325)	(1,452)	(51,777)
Payments on stock option exercises/share repurchases	(93)	—	—	(93)
Additional capital invested by parent	500	—	—	500
Deferred financing costs	(162)	—	—	(162)
Investment in subsidiaries	59,240	(59,240)	—	—

Net cash (used in) provided by financing activities	9,485	(59,565)	(1,452)	(51,532)
Effect of exchange rate changes on cash	—	—	293	293

Net increase in cash and equivalents	7,778	—	723	8,501
Cash and equivalents at beginning of year	20,727	—	849	21,576

Cash and equivalents at end of year	$28,505	$—	$1,572	$30,077

Supplemental Disclosures:
Non-cash industrial revenue bond guarantees	$—	$6,000	$—	$6,000
Non-cash capital investment by parent	4,306	—	—	4,306

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 30, 2006

(In thousands)

	Corporate	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$(30,613)	$105,784	$1,595	$76,766
Cash flows from investing activities:
Capital expenditures	—	(33,219)	(587)	(33,806)
Other assets	(84)	(14)	—	(98)

Net cash used in investing activities	(84)	(33,233)	(587)	(33,904)
Cash flows from financing activities:
Payments on revolving line of credit	(1,200)	—	—	(1,200)
Proceeds from revolving line of credit	1,200	—	—	1,200
Payments on long-term debt	(62,700)	(184)	(1,186)	(64,070)
Proceeds from stock option exercise	766	—	—	766
Deferred financing costs	(162)	—	—	(162)
Investment in subsidiaries	72,367	(72,367)	—	—

Net cash (used in) provided by financing activities	10,271	(72,551)	(1,186)	(63,466)
Effect of exchange rate changes on cash	—	—	1	1

Net decrease in cash and equivalents	(20,426)	—	(177)	(20,603)
Cash and equivalents at beginning of year	41,153	—	1,026	42,179

Cash and equivalents at end of year	$20,727	$—	$849	$21,576

Supplemental Disclosures:
Non-cash capital investment by parent	$4,909	$—	$—	$4,909

NOTE L—QUARTERLY FINANCIAL DATA

	Quarter
	(Unaudited, In thousands)
	First	Second	Third	Fourth
2008
Net sales	$427,677	$442,335	$450,058	$484,303
Gross profit	70,303	67,740	66,136	71,774
Net earnings	11,281	11,245	11,024	13,328

2007
Net sales	$327,931	$347,943	$381,111	$410,777
Gross profit	56,123	56,615	63,127	68,481
Net earnings	3,950	3,700	7,203	12,712