Form 10-Q
period 2009-04-04
MICHAEL FOODS INC/NEW
filed 2009-05-14
CIK 1278679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-112714

MICHAEL FOODS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4151741
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

301 Carlson Parkway, Suite 400 Minnetonka, Minnesota	55305
(Address of principal executive offices)	(Zip Code)

(952) 258-4000

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The registrant’s Common Stock is not publicly traded. The Registrant had 3,000 shares of $0.01 par value common stock outstanding as of May 14, 2009.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, In thousands, except for share data)

	April 4, 2009	January 3, 2009
ASSETS
Current Assets
Cash and equivalents	$85,854	$78,054
Accounts receivable, less allowances	121,180	124,518
Inventories	125,111	127,153
Prepaid expenses and other	15,104	18,248

Total Current Assets	347,249	347,973

Property, Plant and Equipment
Land	7,279	7,279
Buildings and improvements	147,065	146,923
Machinery and equipment	364,865	355,406

	519,209	509,608
Less accumulated depreciation	287,072	278,058

	232,137	231,550

Other Assets
Goodwill	522,916	522,916
Intangible assets, net	182,460	186,318
Other assets	9,131	10,101

	714,507	719,335

	$1,293,893	$1,298,858

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Current maturities of long-term debt	$18,963	$4,306
Accounts payable	63,478	90,507
Accrued liabilities
Compensation	13,120	24,265
Customer programs	38,668	39,556
Income taxes	11,016	5,950
Other	28,439	26,261

Total Current Liabilities	173,684	190,845
Long-term debt, less current maturities	577,457	593,078
Deferred income taxes	86,669	88,554
Other long-term liabilities	22,772	22,393
Commitments and contingencies	—	—
Shareholder’s Equity
Common stock, $0.01 par value, 3,000 shares authorized, issued and outstanding on April 4, 2009 and January 3, 2009	—	—
Additional paid-in capital	276,576	271,261
Retained earnings	156,040	135,271
Accumulated other comprehensive income (loss)	695	(2,544)

	433,311	403,988

	$1,293,893	$1,298,858

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the three months ended April 4, 2009 and March 29, 2008

(Unaudited, In thousands)

	2009	2008
Net sales	$401,249	$427,677
Cost of sales	323,798	357,374

Gross profit	77,451	70,303
Selling, general and administrative expenses	37,241	40,604

Operating profit	40,210	29,699
Interest expense, net	8,477	12,077

Earnings before income taxes	31,733	17,622
Income tax expense	10,964	6,341

Net earnings	$20,769	$11,281

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended April 4, 2009 and March 29, 2008

(Unaudited, In thousands)

	2009	2008
Net cash provided by (used in) operating activities	$20,823	$(8,474)
Cash flows from investing activities:
Capital expenditures	(12,247)	(6,369)
Business acquisition	—	(8,652)

Net cash used in investing activities	(12,247)	(15,021)
Cash flows from financing activities:
Payments on long-term debt	(774)	(791)

Net cash used in financing activities	(774)	(791)
Effect of exchange rate changes on cash	(2)	(46)

Net increase (decrease) in cash and equivalents	7,800	(24,332)
Cash and equivalents at beginning of period	78,054	30,077

Cash and equivalents at end of period	$85,854	$5,745

Supplemental disclosures:
Non-cash capital investment by parent	$5,194	$4,625

Reclassification of non-current other assets to property, plant and equipment	$—	$16,250

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION, RECENT ACCOUNTING PRONOUNCEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

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

We utilize a fifty-two/fifty-three week fiscal year ending on the Saturday nearest to December 31 each year. The quarterly periods ended April 4, 2009 and March 29, 2008 were 13 week periods.

In the opinion of management, the unaudited financial statements contain all adjustments necessary to present fairly the results of operations for the periods indicated. Our results of operations and cash flows for the three month period ended April 4, 2009 are not necessarily indicative of the results expected for the full year.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 amends Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”) and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board “APB” APB 28-1 Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS No. 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the disclosure requirements of this new FSP.

Significant Accounting Policies

Marketing Costs

The Company promotes its products with advertising, consumer incentives, and trade promotions. Such programs include, but are not limited to, discounts, coupons and fixed and volume-based incentive programs. Advertising costs are expensed as incurred and included in selling expenses. At retail , we predominately use in-store promotional spending, discounts and coupons. Such spending is recorded as a reduction to sales based on amounts estimated as being due to customers and consumers at the end of a period. In foodservice, we predominately use fixed and volume-based programs. Fixed marketing programs are expensed over the period to which sales relate and are included in selling expenses. Volume–based programs are recorded as a reduction to sales based on amounts estimated as being due to customers at the end of a period. Late in fiscal 2008, a marketing program with one of our foodservice customers changed from a fixed dollar marketing program recorded as selling expense to a volume based allowance program, which was recorded in net sales in the current period. The effect on the current period was a $1.2 million reduction in selling expenses and net sales compared to the prior period.

Financial Instruments and Fair Value Measurements

We are exposed to market risks from changes in commodity prices, which may adversely affect our operating results and financial position. When appropriate, we seek to minimize our risks from commodity price fluctuations through the use of derivative financial instruments. Our forward commodity purchase contracts are classified as derivatives along with other instruments relating primarily to corn, soybean meal, cheese and energy related needs. We estimate fair values based on exchange quoted prices, adjusted as appropriate for differences in local markets. These differences are generally valued using inputs from broker or dealer quotations, or market transactions in either the listed or over-the-counter markets. In such cases, these derivative contracts are classified within Level 2 of the fair value hierarchy per SFAS 157. Changes in the fair values of these contracts are recognized in the consolidated financial statements as a component of cost of goods sold or other comprehensive income (loss). At April 4, 2009, our hedging related financial assets, measured on a recurring basis, are carried at a fair value of $2,343,000 and are included in prepaid expenses and other current assets.

Pursuant to FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, we adopted SFAS 157 on January 4, 2009, for our non-financial assets and liabilities that are recognized on a nonrecurring basis, including goodwill and intangibles and asset retirement obligations. The adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities did not impact our consolidated financial position or results of operations.

Accounting for Hedging Activities

Effective January 4, 2009, we adopted SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). Certain of our operating segments enter into derivative instruments, such as corn and soybean meal futures and cheese commitments, which we believe provide an economic hedge of future transactions and are designated as cash flow hedges. As the commodities being hedged are either grain ingredients fed to our flocks or raw material production inputs, the changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of these items.

We actively monitor exposure to commodity price risks and use derivative commodity instruments to manage the impact of certain of these risks. We use derivatives, primarily futures contracts, only for the purpose of managing risks associated with underlying exposures. Our futures contracts for grains and raw materials are cash flow hedges of firm purchase commitments and anticipated production requirements, as they reduce our exposure to changes in the cash price of the respective items and generally extend for less than one year. We expect that within the next twelve months we will reclassify, as earnings or losses, the amount recorded in accumulated other comprehensive income (loss) related to futures at quarter end.

In addition, we use derivative instruments to mitigate some of the risk associated with our energy related needs. We do not treat those futures contracts as hedging instruments and therefore record the gains or losses related to them as a component of earnings in the period of change.

We do not trade or use instruments with the objective of earning financial gains on the commodity price, nor do we use instruments where there are not underlying exposures. All derivatives are recognized at their fair value. For derivative instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income or (loss) (“AOCI” or “AOCL”) in the equity section of our balance sheet and a corresponding amount is recorded in prepaid and other current assets or other current liabilities, as appropriate. In accordance with FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, as amended, we offset certain derivative asset and liability amounts where a legal right of offset exists. The amounts deferred are subsequently recognized in cost of sales when the associated products are sold. The cost or benefit of contracts closed prior to the execution of the underlying purchase is deferred until the anticipated purchase occurs. As a result of the volatility of the markets, deferred gains and losses in AOCI or AOCL may fluctuate until the related contract is closed. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings.

On April 4, 2009, the Company had the following outstanding commodity-forward contracts that were entered into to hedge forecasted purchases of grain:

Commodity	Quantity
Bushels of Corn	4,240,000
Tons of Soybean Meal	32,900

The following table represents our net derivative assets at April 4, 2009 (In thousands):

	Asset Derivatives
Derivatives designated as hedging instruments under Statement 133	Balance Sheet Location	Fair Value
Commodity contracts – Grain	Prepaid expenses and other	$1,177

Derivatives not designated as hedging instruments under Statement 133
Commodity contracts – Energy	Prepaid expenses and other	$1,166

The following tables represent the effect of derivative instruments on our Condensed Consolidated Statement of Earnings for the three months ended April 4, 2009 (In thousands, net of tax impact):

Derivatives in Statement 133 Cash Flow Hedging Relationships	Gain (Loss) Recognized in AOCI on Derivative	Location of Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings	Location of Gain (Loss) Recognized in Earnings on Derivative	Gain (Loss) Recognized in Earnings on Derivative
	(Effective Portion)			(Ineffective Portion)
Commodity contracts – Grain	$(1,127)	Cost of sales	$(3,318)	Cost of sales	$(297)

Derivatives not designated as hedging instruments under Statement 133	Location of Gain (Loss) Recognized in Earnings on Derivative	Gain (Loss) Recognized in Earnings on Derivative
Commodity contracts – Energy	Cost of sales	$(2,190)

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

Each segment’s share of goodwill was as follows (In thousands):

	April 4, 2009	January 3, 2009
Egg Products	$430,992	$430,992
Crystal Farms	32,068	32,068
Potato Products	59,856	59,856

	$522,916	$522,916

In the first quarter of 2008, we acquired certain assets of Mr. B’s of Abbotsford, Inc. and related entities for $8.7 million. The acquired net assets, which consisted primarily of accounts receivable and property, plant and equipment, were recorded at fair value as of the date of the acquisition, with the residual $4.7 million recorded as goodwill.

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

Our intangible assets, other than goodwill, were as follows (In thousands):

	April 4, 2009	January 3, 2009
Amortized intangible assets, principally customer relationships	$230,215	$230,215
Accumulated amortization	(81,880)	(78,022)

	148,335	152,193
Indefinite lived intangible assets, trademarks	34,125	34,125

	$182,460	$186,318

The aggregate amortization expense was $3,858,000 for the three months ended April 4, 2009 and was $3,788,000 for the three months ended March 29, 2008. The estimated amortization expense for the years 2009 through 2013 is as follows (In thousands):

2009	$15,431
2010	15,431
2011	15,331
2012	15,331
2013	15,331

The above amortization expense forecast is an estimate. Actual amounts may change from such estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

Deferred Financing Costs

Deferred financing costs are included in other assets and are being amortized using the effective interest rate method over the lives of the respective debt agreements. Our deferred financing costs are as follows for the periods ended (In thousands):

	April 4, 2009	January 3, 2009
Deferred financing costs	$32,060	$32,060
Accumulated amortization	(23,501)	(22,531)

	$8,559	$9,529

NOTE B—INVENTORIES

Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful lives of generally one to two years.

Inventories consisted of the following as of the periods ended, (In thousands):

	April 4, 2009	January 3, 2009
Raw materials and supplies	$22,235	$19,312
Work in process and finished goods	72,774	77,604
Flocks	30,102	30,237

	$125,111	$127,153

NOTE C—LONG-TERM DEBT

Our senior credit agreement in effect at April 4, 2009 consisted of two facilities. The first facility was a $100 million revolving line of credit maturing in November 2009, of which approximately $6.6 million was used for outstanding letters of credit. The second facility was a term B loan maturing in November 2010. The term B loan had a balance of $427.3 million, inclusive of current maturities of $108.5 million.

On May 1, 2009, we successfully completed the amendment and restatement of our senior credit facilities with various current and new lenders, including commercial banks, other financial institutions and investment groups. The existing covenants and collateral on the amended and restated credit facilities remained substantially unchanged. The financial covenant calculations are substantially unchanged, however the maximum leverage ratio range and minimum interest coverage ratio range were adjusted. The credit facilities also allow for the semi-annual interest payments at M-Foods Holdings, Inc. which begin in October 2009. The credit facilities provide availability up to $525 million and consist of the following:

•

$75 million revolving line of credit maturing November 1, 2012 and bearing interest at the greater of Libor or 2.0%, plus 4.0% margin for Eurodollar loans and the greater of base rate or 3.0%, plus 3.0% margin for base rate loans through December 2009, but the margin will fluctuate based upon the leverage ratio computed beginning January 2010;

•

$200 million term A loan maturing November 1, 2012, amortizing at 10% per year, and bearing interest at the greater of Libor or 2.0%, plus 4.0% margin for Eurodollar loans and the greater of base rate or 3.0%, plus 3.0% margin for base rate loans; and

•

$250 million term B loan maturing May 1, 2014, amortizing at 1% per year, and bearing interest at the greater of Libor or 2.0%, plus 4.5% margin for Eurodollar loans and the greater of base rate or 3.0%, plus 3.5% margin for base rate loans.

The amended and restated credit agreement was included as Exhibit 10.57 of our current report on Form 8-K as filed with the Commission on May 5, 2009.

Our current maturities on long-term debt reflect those quarterly principal installments due in the next twelve months of the amended and restated credit agreement.

NOTE D—COMMITMENTS AND CONTINGENCIES

Legal Matters

In late 2008 and early 2009, some 22 class-action lawsuits were filed in various federal courts against us and several other defendants (producers of shell eggs, manufacturers of processed egg products, and egg industry organizations) alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and processed-egg products. Plaintiffs seek to represent nationwide classes of direct and indirect purchasers and allege that defendants conspired to reduce the supply of eggs by participating in animal husbandry, egg-export and other programs of various egg-industry associations. In December 2008, the Judicial Panel on Multidistrict Litigation ordered the transfer of all cases to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings. Subsequently, the direct-purchaser and indirect-purchaser plaintiffs each filed a Consolidated Amended Complaint (“CAC”). On April 30, 2009, we filed motions to be dismissed from each CAC, and joined other defendants in motions for dismissal of both CACs.

We received a Civil Investigative Demand (“CID”) issued by the Florida Attorney General on November 17, 2008, regarding an investigation of possible anticompetitive activities “relating to the production and sale of eggs or egg products.” The CID requests information and documents related to the pricing and supply of shell eggs and egg products, as well as our participation in various programs of United Egg Producers. We are fully cooperating with the Florida Attorney General’s office.

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

We are party to a suit brought by Feesers, Inc. against Sodexho, Inc. and us alleging violation of the Robinson-Patman Act. In 2006, we were awarded a summary judgment by the United States District Court for the Middle District of Pennsylvania, but that judgment was reversed in 2007 by the U.S. Court of Appeals for the Third Circuit and the case was remanded back to the District Court. A bench trial occurred in January 2008, and on April 27, 2009, the District Court ruled that we violated the Robinson-Patman Act because it found that we sold products to Feesers at prices that differed from the prices that we accorded to Sodexho (through its distributor) for the same products. We have moved for reconsideration of the decision. Feesers did not seek any damages in the case, and the court did not award any; the District Court is allowing Feesers to petition to have its reasonable attorneys’ fees and costs paid by us and Sodexo. We believe we have strong grounds for appeal and will therefore appeal the decision to the United States Court of Appeals, Third Circuit. Based on the merits of this appeal and the fact specific nature of this case, we have not recorded a liability for this matter at April 4, 2009.

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

NOTE E—SHAREHOLDER’S EQUITY

Additional Paid-in Capital

We recorded non-cash capital investments from our parent, M-Foods Holdings, Inc. (“Holdings”), of $5.2 million in the three month period ended April 4, 2009 and $4.6 million in the three month period ended March 29, 2008 related to the tax benefit the Company receives on Holdings’ interest deduction due to filing a consolidated Federal tax return with Holdings.

On April 10, 2009 our then Chief Executive Officer and President, David S. Johnson, resigned from the Company. The D Units owned by Mr. Johnson are callable at cost by Michael Foods Investors, LLC.

Comprehensive Income

The components of and changes in accumulated other comprehensive income (loss), net of taxes, were as follows (In thousands):

	Cash Flow Hedges	Foreign Currency Translation	Total AOCI/AOCL
Balance at January 3, 2009	$(4,445)	$1,901	$(2,544)
Foreign currency translation adjustment	—	(79)	(79)
Fair value adjustment of cash flow hedges	3,318	—	3,318

Balance at April 4, 2009	$(1,127)	$1,822	$695

Comprehensive income, net of taxes was as follows (In thousands):

Net earnings for the three months ended April 4, 2009		$20,769
Net (gains) losses arising during the period:
Fair value adjustment of cash flow hedges	$3,318
Foreign currency translation adjustment	(79)

Other comprehensive income		3,239

Comprehensive income for the three months ended April 4, 2009		$24,008

Net earnings for the three months ended March 29, 2008		$11,281
Net (gains) losses arising during the period:
Fair value adjustment of cash flow hedges	$1,017
Foreign currency translation adjustment	(635)

Other comprehensive income		382

Comprehensive income for the three months ended March 29, 2008		$11,663

NOTE F—BUSINESS SEGMENTS

We operate in three reportable segments—Egg Products, Potato Products and Crystal Farms. Certain financial information on our operating segments is as follows (unaudited, In thousands):

	Egg Products	Potato Products	Crystal Farms	Corporate & Eliminations	Total
Three months ended April 4, 2009:
External net sales	$279,314	$26,305	$95,630	$—	$401,249
Intersegment sales	3,315	1,511	—	(4,826)	—
Operating profit (loss)	36,186	(2,444)	10,277	(3,809)	40,210
Depreciation and amortization	11,825	2,463	1,053	1	15,342

Three months ended March 29, 2008:
External net sales	$300,966	$30,250	$96,461	$—	$427,677
Intersegment sales	4,470	1,531	—	(6,001)	—
Operating profit (loss)	26,955	3,932	2,485	(3,673)	29,699
Depreciation and amortization	16,217	1,679	1,132	1	19,029

NOTE G—SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Our senior credit agreement and senior subordinated notes have been guaranteed, on a joint and several basis, by us and our domestic subsidiaries. The senior credit agreement is also guaranteed by our parent, M-Foods Holdings, Inc.

The following condensed consolidating financial information presents our consolidated balance sheets at April 4, 2009 and January 3, 2009, and the condensed consolidating statements of earnings and cash flows for the three months ended April 4, 2009 and March 29, 2008. These financial statements reflect Michael Foods, Inc. (Corporate), the wholly-owned guarantor subsidiaries (on a combined basis), the non-guarantor subsidiary (MFI Food Canada, Ltd.), and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Balance Sheets

April 4, 2009

(Unaudited, In thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$83,872	$—	$1,982	$—	$85,854
Accounts receivable, less allowances	17,969	136,951	5,281	(39,021)	121,180
Inventories	—	119,313	5,798	—	125,111
Prepaid expenses and other	1,692	13,273	139	—	15,104

Total current assets	103,533	269,537	13,200	(39,021)	347,249

Property, Plant and Equipment—net	9	220,493	11,635	—	232,137

Other assets:
Goodwill	—	519,890	3,026	—	522,916
Intangibles and other assets	9,131	194,944	2,410	(14,894)	191,591
Investment in subsidiaries	933,661	849	—	(934,510)	—

	942,792	715,683	5,436	(949,404)	714,507

Total assets	$1,046,334	$1,205,713	$30,271	$(988,425)	$1,293,893

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$16,875	$1,234	$854	$—	$18,963
Accounts payable	495	98,982	3,022	(39,021)	63,478
Accrued liabilities	22,591	67,332	1,320	—	91,243

Total current liabilities	39,961	167,548	5,196	(39,021)	173,684
Long-term debt, less current maturities	560,475	12,224	20,379	(15,621)	577,457
Deferred income taxes	(10,185)	97,033	(286)	107	86,669
Other long-term liabilities	22,772	—	—	—	22,772
Shareholder’s equity	433,311	928,908	4,982	(933,890)	433,311

Total liabilities and shareholder’s equity	$1,046,334	$1,205,713	$30,271	$(988,425)	$1,293,893

Condensed Consolidating Balance Sheets

January 3, 2009

(Unaudited, In thousands)

	Corporate	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$76,260	$—	$1,794	$—	$78,054
Accounts receivable, less allowances	231	135,794	5,780	(17,287)	124,518
Inventories	—	120,908	6,245	—	127,153
Prepaid expenses and other	1,278	16,846	124	—	18,248

Total current assets	77,769	273,548	13,943	(17,287)	347,973

Property, Plant and Equipment—net	10	219,918	11,622	—	231,550

Other assets:
Goodwill	—	519,890	3,026	—	522,916
Intangibles and other assets	10,101	198,866	2,410	(14,958)	196,419
Investment in subsidiaries	924,829	200	—	(925,029)	—

	934,930	718,956	5,436	(939,987)	719,335

Total assets	$1,012,709	$1,212,422	$31,001	$(957,274)	$1,298,858

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$2,203	$1,186	$917	$—	$4,306
Accounts payable	1,194	103,012	3,588	(17,287)	90,507
Accrued liabilities	16,508	77,812	1,712	—	96,032

Total current liabilities	19,905	182,010	6,217	(17,287)	190,845
Long-term debt, less current maturities	575,147	12,853	21,024	(15,946)	593,078
Deferred income taxes	(8,724)	97,552	(382)	108	88,554
Other long-term liabilities	22,393	—	—	—	22,393
Shareholder’s equity	403,988	920,007	4,142	(924,149)	403,988

Total liabilities and shareholder’s equity	$1,012,709	$1,212,422	$31,001	$(957,274)	$1,298,858

Condensed Consolidating Statements of Earnings

Three months ended April 4, 2009

(Unaudited, In thousands)

	Corporate	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$399,193	$13,368	$(11,312)	$401,249
Cost of sales	—	323,417	11,693	(11,312)	323,798

Gross profit	—	75,776	1,675	—	77,451
Selling, general and administrative expenses	3,809	35,523	760	(2,851)	37,241

Operating profit (loss)	(3,809)	40,253	915	2,851	40,210
Interest expense (income), net	8,118	(27)	386	—	8,477
Other expense (income)	(2,851)	—	—	2,851	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(9,076)	40,280	529	—	31,733
Equity in earnings (loss) of subsidiaries	26,962	648	—	(27,610)	—

Earnings (loss) before income taxes	17,886	40,928	529	(27,610)	31,733
Income tax expense (benefit)	(2,883)	13,966	(119)	—	10,964

Net earnings (loss)	$20,769	$26,962	$648	$(27,610)	$20,769

Condensed Consolidating Statements of Earnings

Three months ended March 29, 2008

(Unaudited, In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$422,615	$16,946	$(11,884)	$427,677
Cost of sales	—	354,896	14,362	(11,884)	357,374

Gross profit	—	67,719	2,584	—	70,303
Selling, general and administrative expenses	3,673	38,272	867	(2,208)	40,604

Operating profit (loss)	(3,673)	29,447	1,717	2,208	29,699
Interest expense (income), net	11,610	(15)	482	—	12,077
Other expense (income)	(2,208)	—	—	2,208	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(13,075)	29,462	1,235	—	17,622
Equity in earnings (loss) of subsidiaries	21,051	1,430	—	(22,481)	—

Earnings (loss) before income taxes	7,976	30,892	1,235	(22,481)	17,622
Income tax expense (benefit)	(3,305)	9,841	(195)	—	6,341

Net earnings (loss)	$11,281	$21,051	$1,430	$(22,481)	$11,281

Condensed Consolidating Statements of Cash Flows

Three months ended April 4, 2009

(Unaudited, In thousands)

	Corporate	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$25,093	$(5,317)	$1,047	$20,823
Cash flows from investing activities:
Capital expenditures	—	(11,583)	(664)	(12,247)

Net cash used in investing activities	—	(11,583)	(664)	(12,247)
Cash flows from financing activities:
Payments on long-term debt	—	(581)	(193)	(774)
Investment in subsidiaries	(17,481)	17,481	—	—

Net cash provided by (used in) financing activities	(17,481)	16,900	(193)	(774)
Effect of exchange rate changes on cash	—	—	(2)	(2)

Net increase in cash and equivalents	7,612	—	188	7,800
Cash and equivalents at beginning of period	76,260	—	1,794	78,054

Cash and equivalents at end of period	$83,872	$—	$1,982	$85,854

Supplemental disclosures:
Non-cash capital investment by parent	$5,194	$—	$—	$5,194

Condensed Consolidating Statements of Cash Flows

Three months ended March 29, 2008

(Unaudited, In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$(23,704)	$15,508	$(278)	$(8,474)
Cash flows from investing activities:
Capital expenditures	—	(6,082)	(287)	(6,369)
Business acquisition	—	(8,652)	—	(8,652)

Net cash used in investing activities	—	(14,734)	(287)	(15,021)
Cash flows from financing activities:
Payments on long-term debt	—	(539)	(252)	(791)
Investment in subsidiaries	235	(235)	—	—

Net cash provided by (used in) financing activities	235	(774)	(252)	(791)
Effect of exchange rate changes on cash	—	—	(46)	(46)

Net decrease in cash and equivalents	(23,469)	—	(863)	(24,332)
Cash and equivalents at beginning of period	28,505	—	1,572	30,077

Cash and equivalents at end of period	$5,036	$—	$709	$5,745

Supplemental disclosures:
Non-cash capital investment by parent	$4,625	$—	$—	$4,625

Reclassification of non-current other assets to property, plant and equipment	$—	$16,250	$—	$16,250

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a producer and distributor of egg products to the foodservice, retail and food ingredient markets. We are also a producer and distributor of refrigerated potato products to the foodservice and retail grocery markets. Additionally, we distribute refrigerated food items, primarily cheese and other dairy products, to the retail grocery market, predominantly in the central United States. We focus our growth efforts on the specialty sectors within our food categories and strive to be a market leader in product innovation and low-cost production. We have a strategic focus on value-added processing of food products which is designed to capitalize on key food industry trends, such as (i) the desire for improved safety and convenience, (ii) the focus by foodservice operators on reducing labor and waste, and (iii) the long-term trend toward food consumption away from home, which has been slowed somewhat by the current economic conditions. We believe our operational scale, product breadth and geographic scope make us an attractive and important strategic partner for our customers, which include foodservice distributors, major restaurant chains, food ingredient companies and the retail grocery market.

Potato Products Division Voluntary Recall

On February 20, 2009, we voluntarily recalled certain varieties of our retail cut potato products manufactured in early January at our Minneapolis plant. The direct charges associated with the voluntary recall were $2.0 million recorded in the three months ended April 4, 2009. The Potato Products Division unit sales were impacted by the voluntary recall in both the foodservice and retail markets. The foodservice unit sales impact is estimated at 4.0 million pounds and the retail unit sales impact is estimated at 2.0 million pounds. The Division also incurred approximately $400,000 of indirect costs associated with the recall related to a one week shut-down of the Minneapolis potato processing plant and approximately $175,000 for product disposal.

Commodities and Product Pricing

The principal market risks to which we are exposed that may adversely affect our results of operations and financial position include changes in future commodity prices. We seek to minimize or manage these market risks through normal operating and financing activities and through the use of commodity contracts, when appropriate. We do not trade or use instruments with the objective of earning financial gains on the commodity price, nor do we use instruments where there are not underlying exposures.

The profit margins we earn on many of our products are sensitive to changes in commodity prices. Generally, 70-75% of the Egg Products Division’s annual net sales come from higher value-added egg products, such as extended shelf-life liquid and precooked products, with the remainder coming from products mainly used in the food ingredients market, or shell eggs. Gross profit margins for higher value-added egg products are generally less sensitive to commodity price fluctuations, such as in grains used for hen feed and certain externally sourced eggs, than are other egg products or shell eggs; however, we are unable to adjust product pricing for value-added products as quickly as we are for other egg products and shell eggs when our costs change. Margins for our food ingredient egg products and shell eggs are more commodity price-sensitive than are higher value-added product sales. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg pricing, which is generally indicative of the price trend for external eggs we purchase to convert into liquid, and which often foretells market pricing for an array of egg products, was approximately 56% lower in the first three months of 2009 than in the comparable 2008 period (as measured by Urner Barry Publications). Prices (as measured by the Chicago Board of Trade) for corn and soybean meal used in our feed decreased approximately 23% year-over-year in the 2009 period.

Crystal Farms derives a majority of its net sales from refrigerated products produced by others. A majority of those sales represents cheese and butter, and the costs for both fluctuate with national dairy markets. Time lags between cost changes for these lines and wholesale/retail pricing changes can result in significant margin changes. The national cheese market exhibited weakness in the first quarter of 2009. The block cheese prices in the first three months of 2009 were down 37% year-over-year. Apart from sales of refrigerated products, the balance of Crystal Farms’ sales are mainly from shell eggs, some of which are produced by the Egg Products Division, sold on a distribution, or non-commodity, basis.

The Potato Products Division purchases approximately 90% to 95% of its raw potatoes from contract producers under fixed price annual contracts. The remainder is purchased at market prices to satisfy short-term production requirements or to take advantage of market prices when they are lower than contracted prices. Moderate variations in the purchase price of raw materials or the selling price per pound of finished products can have a significant effect on the Potato Products Division’s operating results. Our cost for delivered raw potatoes during the first three months of 2009 was up 22% compared to the same period in 2008.

Results of Operations

Readers are directed to “Note F—Business Segments” for data on the unaudited financial results of our business segments for the three month period ended April 4, 2009.

Three Months Ended April 4, 2009 as Compared to Three Months Ended March 29, 2008

Net Sales. Net sales for 2009 decreased $26.5 million, or 6%, to $401.2 million from $427.7 million in 2008. The decreased net sales reflected volume declines of 4% due in part to the decrease in foodservice volume due to the economic slowdown and the impact of the Potato Products Division voluntary recall of retail cut potato products on both foodservice and retail volume which accounted for approximately 2% of the total volume decline. Commodity prices have also declined, resulting in net sales reductions at higher rates than volume reductions.

Egg Products Division Net Sales. The Egg Products Division external net sales for 2009 decreased $21.7 million, or 7%, to $279.3 million from $301.0 million in 2008. The change in net sales mainly reflects decreases in volume and lower market-related pricing for frozen, dried and short shelf-life liquid and shell egg product categories as compared to 2008. Overall, the division’s unit sales decreased by 5% in 2009, as compared to 2008, the majority in the foodservice and food ingredient sectors primarily due to weak economic conditions.

Potato Products Division Net Sales. Potato Products Division external net sales for 2009 decreased $3.9 million, or 13%, to $26.3 million from $30.2 million in 2008. The division’s unit sales were down 12% in 2009 due to a combination of factors: the February voluntary recall of retail cut potato products; decreased volumes in the foodservice market, reflecting reduced demand due to weak economic conditions; and a shortage of product available for retail and foodservice customers as a result of a one week shut-down of the Minneapolis plant.

Crystal Farms Division Net Sales. Crystal Farms Division external net sales for 2009 decreased $0.9 million, or 1%, to $95.6 million from $96.5 million in 2008. The core branded cheese net sales and volume growth were 2% and 6% year-over-year. Unit sales for distributed products (excluding shell eggs) increased 13% in 2009, primarily reflecting significant growth in branded and private-label cheese products. The net sales decline was mainly a result of shell egg and cheese commodity price declines on a year-over-year basis.

Gross Profit. Gross profit for 2009 increased $7.2 million, or 10%, to $77.5 million from $70.3 million in 2008. Our gross profit margin increased to 19.3% in 2009 as compared to 16.4% in 2008. The higher gross profit margin percentage reflected positive gross margin contributions from the Crystal Farms Division and the Egg Products Division, as pricing came more in line with costs, as compared to 2008. Offsetting those margin contributions were declines in the Potato Products Division due to increased raw material and manufacturing costs and the impact of the February 2009 voluntary recall of retail cut potato products. Finally, our gross profit was favorably impacted due to the approximately $3.9 million decrease in our depreciation expense related to plant assets.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2009 decreased $3.4 million, or 8%, to $37.2 million from $40.6 million in 2008. The decrease was due primarily to decreases in legal and sales and marketing costs compared to those incurred in 2008, including a $1.2 million reduction in marketing expense due to a change in the marketing program with one of our customers from a fixed dollar program recorded in selling expense in 2008 to a volume based allowance program recorded in net sales in 2009.

Operating Profit. Operating profit for 2009 increased $10.5 million, or 35%, to $40.2 million from $29.7 million in 2008, due primarily to the increased gross profits and decreased selling, general and administrative expenses discussed above.

Egg Products Division Operating Profit. Egg Products Division operating profit for 2009 increased $9.2 million, or 34%, to $36.2 million from $27.0 million in 2008. Operating profits for foodservice and retail egg products increased, reflecting balance in egg costs and pricing, as well as a continued sales shift to our higher value-added product lines. Operating profits declined for most food ingredient egg products as a result of pricing changes coinciding with lower Urner Barry markets and an intense competitive environment.

Potato Products Division Operating Profit (Loss). The Potato Products Division had a $(2.4) million operating loss for 2009 compared to $3.9 million operating profit in 2008. The decrease in operating profit reflected increases in raw material costs, the direct costs associated with the voluntary recall and increased manufacturing costs largely related to the February 2009 voluntary recall.

Crystal Farms Division Operating Profit. Crystal Farms Division operating profit for 2009 increased $7.8 million, or 312%, to $10.3 million from $2.5 million in 2008. Operating profits improved mainly due to increases in gross margin for the cheese category, as pricing was better aligned with cheese costs, than was the case in 2008. The division also experienced strong unit sales growth across most product categories, particularly in private-label and branded cheese.

Interest Expense and Income Taxes. Net interest expense decreased by approximately $3.6 million in 2009 compared to 2008, reflecting reduced interest rates. Our effective tax rate on earnings before income taxes was 34.6% for 2009 compared to 36.0% in 2008. The effective rate was impacted by the amount of permanent differences between book and taxable income. Additionally, the rate for 2009 was affected by improved results in one of our foreign subsidiaries, impacting the valuation allowance against their deferred tax assets.

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

Cash flow provided by operating activities was $20.8 million for the three months ended April 4, 2009, compared to an $8.5 million use of cash in the 2008 period, reflecting higher earnings in 2009 and effective working capital management. Our cash flows used in investing activities decreased to $12.2 million for the three months ended April 4, 2009 from $15.0 million in the 2008 period. Investment activities in 2009 were mainly infrastructure and equipment purchases for the new potato processing facility purchased in late 2008. Investment activities for 2008 included the use of $8.7 million of available cash to acquire the assets of Mr. B’s of Abbotsford, Inc. and related entities. Cash flows used in financing activities included payments on long-term debt.

Our senior credit facility requires us to meet a minimum interest coverage ratio and a maximum leverage ratio. In addition, the senior credit facility and the indenture relating to the 8% senior subordinated notes due 2013 contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in these agreements. Our failure to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on our results of operations, financial position and cash flow. In general, the debt covenants limit our discretion in the operation of our businesses. We were in compliance with all of the covenants under the senior credit facility and the indenture as of April 4, 2009.

The following is a calculation of our minimum interest coverage and maximum leverage ratios under our senior credit facility for the twelve-month periods ended April 4, 2009 and March 29, 2008. The terms and related calculations are defined in our senior credit facility, which agreement and amendments thereto were included as Exhibit 10.1 of our registration statement on Form S-4 (Registration No. 333-112714) as filed with the Commission on February 11, 2004, as Exhibit 10.33 to our current report on Form 8-K as filed with the Commission on September 22, 2004 and as Exhibit 10.1 to our current report on Form 8-K as filed with the Commission on May 18, 2005.

	Twelve Months Ended
	April 4, 2009	March 29, 2008
	(Unaudited, In thousands)
Calculation of Interest Coverage Ratio:
Consolidated EBITDA (1)	$205,849	$185,809
Consolidated Cash Interest Expense (2)	35,272	48,183
Actual Interest Coverage Ratio (Ratio of EBITDA to interest expense)	5.84x	3.86x
Minimum Permitted Interest Coverage Ratio	3.00x	2.75x
Calculation of Leverage Ratio:
Funded Indebtedness (3)	$608,990	$612,919
Less: Cash and equivalents	(85,854)	(5,745)

	$523,136	$607,174
Consolidated EBITDA (1)	205,849	185,809
Leverage Ratio (Ratio of funded indebtedness less cash and equivalents to EBITDA)	2.54x	3.27x
Maximum Permitted Leverage Ratio	4.25x	4.50x

(1)	Consolidated EBITDA (earnings before interest expense, taxes, depreciation and amortization) is defined in our senior credit facility as follows:

	Twelve Months Ended
	April 4, 2009	March 29, 2008
	(Unaudited, In thousands)
Net earnings	$56,366	$34,896
Interest expense, excluding amortization of debt issuance costs	33,699	46,715
Amortization of debt issuance costs	3,837	4,376
Income tax expense	25,752	19,209
Depreciation and amortization	73,634	75,000
Equity sponsor management fee	2,068	1,773
Expenses related to industrial revenue bonds guaranteed by certain of our subsidiaries	976	984
Other (a)	2,399	3,456

	198,731	186,409
Plus: Unrealized losses (gains) on swap contracts	7,118	(600)

Consolidated EBITDA, as defined in our senior credit facility	$205,849	$185,809

(a)	Other reflects the following:

	Twelve Months Ended
	April 4, 2009	March 29, 2008
	(Unaudited, In thousands)
Losses from the disposition of assets not in the ordinary course of business	$—	$1,293
Non-cash compensation	2,086	1,570
Letter of credit fees	113	142
Other non-recurring charges	200	451

	$2,399	$3,456

(2)	Consolidated cash interest expense, as calculated in our senior credit facility, was as follows:

	Twelve Months Ended
	April 4, 2009	March 29, 2008
	(Unaudited, In thousands)
Interest expense, net	$38,408	$51,203
Plus: Interest income	701	1,356

Gross interest expense	39,109	52,559
Minus: Amortization of debt issuance costs	3,837	4,376

Consolidated cash interest expense	$35,272	$48,183

(3)	Funded Indebtedness was as follows:

	April 4, 2009	March 29, 2008
	(Unaudited, In thousands)
Term loan facility	$427,300	$427,300
8% senior subordinated notes	150,000	150,000
Insurance bonds	1,330	470
Guarantee obligations (see debt guarantees described below)	18,123	20,426
Capital leases	3,395	5,250
Standby letters of credit (primarily our casualty insurance carrier, Liberty Mutual)	6,574	6,724
Funded indebtedness of Trilogy Egg Products, Inc.	2,218	2,699
Other	50	50

	$608,990	$612,919

We use EBITDA as a measurement of our financial results because we believe it is indicative of the relative strength of our operating performance, it is used to determine incentive compensation levels and it is a key measurement contained in the financial covenants of our senior indebtedness.

As of April 4, 2009, approximately $427.3 million was outstanding under the senior credit facility, and additional capacity of approximately $6.6 million was used under our $100 million revolving line of credit for outstanding letters of credit. The weighted average interest rate for our borrowings under the senior credit facility was approximately 3.0% at April 4, 2009.

On May 1, 2009, we successfully completed the amendment and restatement of our senior credit facilities with various current and new lenders, including commercial banks, other financial institutions and investment groups. The existing covenants and collateral on the amended and restated credit facilities remained substantially unchanged. The financial covenant calculations are substantially unchanged however the maximum leverage ratio range and minimum interest coverage ratio range were adjusted. The credit facilities also allow for the semi-annual interest payments at M-Foods Holdings, Inc. which begin in October 2009. The credit facilities provide availability up to $525 million and consist of the following:

•

$75 million revolving line of credit maturing November 1, 2012 and bearing interest at the greater of Libor or 2.0%, plus 4.0% margin for Eurodollar loans and the greater of base rate or 3.0%, plus 3.0% margin for base rate loans through December 2009, but the margin will fluctuate based upon the leverage ratio computed beginning January 2010;

•

$200 million term A loan maturing November 1, 2012, amortizing at 10% per year, and bearing interest at the greater of Libor or 2.0%, plus 4.0% margin for Eurodollar loans and the greater of base rate or 3.0%, plus 3.0% margin for base rate loans; and

•

$250 million term B loan maturing May 1, 2014, amortizing at 1% per year, and bearing interest at the greater of Libor or 2.0%, plus 4.5% margin for Eurodollar loans and the greater of base rate or 3.0%, plus 3.5% margin for base rate loans.

The amended and restated credit agreement was included as Exhibit 10.57 of our current report on Form 8-K as filed with the Commission on May 5, 2009.

We have guaranteed, through our Waldbaum subsidiary, the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of three municipalities where we have food processing facilities. In May 2007, a $6.0 million bond financing was completed by one of the three municipalities, the City of Wakefield, Nebraska, at an annual interest rate of 8.22%, with such proceeds used for the construction of the wastewater treatment facility. The wastewater treatment facility became operational in early 2008. We are required to pay the principal and interest payments related to these bonds, which mature September 15, 2017. These bonds, along with the original $10.25 million guaranteed in September 2005, are included in current maturities of long-term debt and long-term debt. The remaining principal balance for all guaranteed bonds at April 4, 2009 was approximately $18.1 million.

In December 2008, we entered into a $15.6 million variable rate lease agreement to fund a portion of the equipment purchases at our new potato products facility (see capital spending discussion below). As of April 4, 2009, we had not borrowed on this facility.

Our parent, M-Foods Holdings, Inc., has outstanding 9.75% senior discount notes due October 1, 2013. The accreted balance of these notes as of April 4, 2009 was $154.1 million. As a wholly-owned subsidiary of M-Foods Holdings, Inc., we are responsible for servicing these notes.

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

We invested approximately $12 million in capital expenditures in the three months ended April 4, 2009. We plan to spend approximately $68 million on capital expenditures in 2009. A major new project is replacement of the existing Northern Star potato plant in Minneapolis with a new plant in Chaska, Minnesota. The new building has been purchased and is being converted to a food processing facility that will have greater processing efficiencies and capacity than our existing facility. Upon completion of the Chaska, Minnesota plant we intend to sell the potato plant in Minneapolis. Our spending continues to be focused on expanding capacity for higher value-added egg products, maintaining existing production facilities, and replacing tractors and trailers, among other projects. Capital spending in 2009 is expected to be funded by a combination of operating cash flows and leases. We expect these investments to improve manufacturing efficiencies, customer service and product quality.

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

There was no material change in our market risk during the three months ended April 4, 2009. For additional information regarding our market risk, please refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended January 3, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 4, 2009. Based on these evaluations, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective as of April 4, 2009.

b. Changes in internal controls

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 4, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In late 2008 and early 2009, some 22 class-action lawsuits were filed in various federal courts against us and several other defendants (producers of shell eggs, manufacturers of processed egg products, and egg industry organizations) alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and processed-egg products. Plaintiffs seek to represent nationwide classes of direct and indirect purchasers and allege that defendants conspired to reduce the supply of eggs by participating in animal husbandry, egg-export and other programs of various egg-industry associations. In December 2008, the Judicial Panel on Multidistrict Litigation ordered the transfer of all cases to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings. Subsequently, the direct-purchaser and indirect-purchaser plaintiffs each filed a Consolidated Amended Complaint (“CAC”). On April 30, 2009, we filed motions to be dismissed from each CAC, and joined other defendants in motions for dismissal of both CACs.

We received a Civil Investigative Demand (“CID”) issued by the Florida Attorney General on November 17, 2008, regarding an investigation of possible anticompetitive activities “relating to the production and sale of eggs or egg products.” The CID requests information and documents related to the pricing and supply of shell eggs and egg products, as well as our participation in various programs of United Egg Producers. We are fully cooperating with the Florida Attorney General’s office.

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

We are party to a suit brought by Feesers, Inc. against Sodexho, Inc. and us alleging violation of the Robinson-Patman Act. In 2006, we were awarded a summary judgment by the United States District Court for the Middle District of Pennsylvania, but that judgment was reversed in 2007 by the U.S. Court of Appeals for the Third Circuit and the case was remanded back to the District Court. A bench trial occurred in January 2008, and on April 27, 2009, the District Court ruled that we violated the Robinson-Patman Act because it found that we sold products to Feesers at prices that differed from the prices that we accorded to Sodexho (through its distributor) for the same products. We have moved for reconsideration of the decision. Feesers did not seek any damages in the case, and the court did not award any; the District Court is allowing Feesers to petition to have its reasonable attorneys’ fees and costs paid by us and Sodexo. We believe we have strong grounds for appeal and will therefore appeal the decision to the United States Court of Appeals, Third Circuit. Based on the merits of this appeal and the fact specific nature of this case, we have not recorded a liability for this matter at April 4, 2009.

We cannot predict what, if any, impact these matters and any results from such matters could have on our future results of operations.

ITEM 1A.	RISK FACTORS

Readers are directed to our Form 10-K for the year ended January 3, 2009, Item 1A, for a discussion of Risk Factors. We do not believe there have been any material changes to our Risk Factors since that filing.

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

MICHAEL FOODS, INC.

Date: May 14, 2009	By:	/s/ Gregg A. Ostrander
Gregg A. Ostrander
(Executive Chairman, Chief Executive Officer and President)

	By:	/s/ Mark W. Westphal
Mark W. Westphal
(Chief Financial Officer and Senior Vice President)