Form 10-Q
period 2009-07-04
MICHAEL FOODS INC/NEW
filed 2009-08-14
CIK 1278679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009

or

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

The registrant’s Common Stock is not publicly traded. The Registrant had 3,000 shares of $0.01 par value common stock outstanding as of August 14, 2009.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, In thousands, except for share data)

	July 4, 2009	January 3, 2009
ASSETS
Current Assets
Cash and equivalents	$94,646	$78,054
Accounts receivable, less allowances	117,175	124,518
Inventories	125,053	127,153
Prepaid expenses and other	14,418	18,248

Total Current Assets	351,292	347,973

Property, Plant and Equipment
Land	7,279	7,279
Buildings and improvements	148,108	146,923
Machinery and equipment	381,132	355,406

	536,519	509,608
Less accumulated depreciation	299,102	278,058

	237,417	231,550
Other Assets
Goodwill	522,916	522,916
Intangible assets, net	178,602	186,318
Other assets	13,926	10,101

	715,444	719,335

	$1,304,153	$1,298,858

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Current maturities of long-term debt	$25,233	$4,306
Accounts payable	56,690	90,507
Accrued liabilities
Compensation	13,761	24,265
Customer programs	37,459	39,556
Other	35,411	32,211

Total Current Liabilities	168,554	190,845
Long-term debt, less current maturities	580,610	593,078
Deferred income taxes	86,595	88,554
Other long-term liabilities	23,228	22,393
Commitments and contingencies	—	—
Shareholder’s Equity
Common stock, $0.01 par value, 3,000 shares authorized, issued and outstanding on July 4, 2009 and January 3, 2009	—	—
Additional paid-in capital	276,702	271,261
Retained earnings	166,650	135,271
Accumulated other comprehensive income (loss)	1,814	(2,544)

	445,166	403,988

	$1,304,153	$1,298,858

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the three months ended July 4, 2009 and June 28, 2008

(Unaudited, In thousands)

	2009	2008
Net sales	$369,123	$442,335
Cost of sales	296,418	374,595

Gross profit	72,705	67,740
Selling, general and administrative expenses	41,362	40,566

Operating profit	31,343	27,174
Interest expense, net	11,497	11,210
Loss on early extinguishment of debt	3,237	—

Earnings before income taxes	16,609	15,964
Income tax expense	5,999	4,719

Net earnings	$10,610	$11,245

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the six months ended July 4, 2009 and June 28, 2008

(Unaudited, In thousands)

	2009	2008
Net sales	$770,372	$870,012
Cost of sales	620,216	731,969

Gross profit	150,156	138,043
Selling, general and administrative expenses	78,603	81,170

Operating profit	71,553	56,873
Interest expense, net	19,974	23,287
Loss on early extinguishment of debt	3,237	—

Earnings before income taxes	48,342	33,586
Income tax expense	16,963	11,060

Net earnings	$31,379	$22,526

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended July 4, 2009 and June 28, 2008

(Unaudited, In thousands)

	2009	2008
Net cash provided by operating activities	$46,046	$29,416
Cash flows from investing activities:
Capital expenditures	(28,355)	(11,937)
Business acquisition	—	(8,652)
Other assets	89	—

Net cash used in investing activities	(28,266)	(20,589)
Cash flows from financing activities:
Payments on long-term debt	(428,293)	(1,132)
Proceeds from long-term debt	450,000	—
Original issue discount on long-term debt	(14,075)	—
Debt issuance costs	(8,983)	—
Investment by parent	—	125

Net cash used in financing activities	(1,351)	(1,007)
Effect of exchange rate changes on cash	163	(38)

Net increase in cash and equivalents	16,592	7,782
Cash and equivalents at beginning of period	78,054	30,077

Cash and equivalents at end of period	$94,646	$37,859

Supplemental disclosures:
Non-cash capital investment by parent	$5,194	$4,625

Non-cash write-off of deferred financing costs	$3,171	$—

Reclassification of non-current other assets to property, plant and equipment	$—	$16,250

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

We utilize a fifty-two/fifty-three week fiscal year ending on the Saturday nearest to December 31 each year. The quarterly periods ended July 4, 2009 and June 28, 2008 were 13 week periods.

In the opinion of management, the unaudited financial statements contain all adjustments necessary to present fairly the results of operations for the periods indicated. Our results of operations and cash flows for the six month period ended July 4, 2009 are not necessarily indicative of the results expected for the full year.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 165, Subsequent Event (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the accounting standards. The standard includes a new required disclosure of the date through which an entity has evaluated subsequent events. SFAS 165 is effective for us beginning for interim or annual periods ending after June 15, 2009. We have evaluated all subsequent events through August 14, 2009, the issuance date of our financial statements.

In June 2009, the FASB issued FASB Statement No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS No. 166”). SFAS No. 166 eliminates the concept of a qualifying special-purpose entity and also introduces the concept of a “participating interest,” which will limit the circumstances where the transfer of a portion of a financial asset will qualify as a sale, assuming all other derecognition criteria are met. Furthermore, it clarifies and amends the derecognition criteria for determining whether a transfer qualifies for sale accounting. SFAS No. 166 will be effective for us beginning after January 2, 2010. We are currently evaluating this new SFAS, but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In June 2009, the FASB issued FASB Statement No. 167, Amendments to FASB Interpretation No. 46 (FAS 167) (“SFAS No. 167”). SFAS No. 167 amends the consolidation guidance for variable-interest entities under FIN 46. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 will be effective for us beginning after January 2, 2010. We are currently evaluating this new SFAS, but do not believe that it will have a significant impact on the determination or reporting of our financial results.

Significant Accounting Policies

Marketing Costs

The Company promotes its products with advertising, consumer incentives, and trade promotions. Such programs include, but are not limited to, discounts, coupons and fixed and volume-based incentive programs. Advertising costs are expensed as incurred and included in selling expenses. At retail, we predominately use in-store promotional spending, discounts and coupons. Such spending is recorded as a reduction to sales based on amounts estimated as being due to customers and consumers at the end of a period. In foodservice, we predominately use fixed and volume-based programs. Fixed marketing programs are expensed over the period to which sales relate and are included in selling expenses. Volume–based programs are recorded as a reduction to sales based on amounts estimated as being due to customers at the end of a period. Late in fiscal 2008, a marketing program with one of our foodservice customers changed from a fixed dollar marketing program recorded as selling expense to a volume based allowance program, which was recorded in net sales in the current period. The effect on the three and six month periods ended July 4, 2009 was $1.9 million and $3.1 million, respectively, as reductions in selling expenses and net sales compared to the prior periods.

Financial Instruments and Fair Value Measurements

We are exposed to market risks from changes in commodity prices, which may adversely affect our operating results and financial position. When appropriate, we seek to minimize our risks from commodity price fluctuations through the use of derivative financial instruments, such as commodity purchase contracts which are classified as derivatives along with other instruments relating primarily to corn, soybean meal, cheese and energy related needs. We estimate fair values based on exchange quoted prices, adjusted as appropriate for differences in local markets. These differences are generally valued using inputs from broker or dealer quotations, or market transactions in either the listed or over-the-counter commodity markets. In such cases, these derivative contracts are classified within Level 2 of the fair value hierarchy per SFAS 157. Changes in the fair values of these contracts are recognized in the consolidated financial statements as a component of cost of sales or other comprehensive income (loss). At July 4, 2009, our hedging related financial assets, measured on a recurring basis, were carried at a fair value of $1,964,000 and are included in prepaid expenses and other current assets.

Pursuant to FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, we adopted SFAS 157 on January 4, 2009, for our non-financial assets and liabilities that are recognized on a nonrecurring basis. The adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities did not impact our consolidated financial position or results of operations.

We have two financial debt instruments. For both instruments, we utilize debt securities market trading prices to compute the fair value of our financial debt instruments owed to our lenders. The first debt instrument is our credit facility that includes two term loans, term A loan and a term B loan. The fair value of the term A loan approximated $200.2 million compared to issuance value of $200 million at period end. The fair value of the term B loan approximated $251.6 million compared to its issuance value of $250 million. The second debt instrument is our senior subordinated notes. The fair value of our senior notes approximated $145.5 million compared to the issuance value of $150 million.

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

In addition, we use derivative instruments to mitigate some of the risk associated with our energy related needs. We do not treat those futures contracts as hedging instruments and, therefore, record the gains or losses related to them as a component of earnings in the period of change.

We do not trade or use instruments with the objective of earning financial gains on the commodity price, nor do we use instruments where there are not underlying exposures. All derivatives are recognized at their fair value. For derivative instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income or (loss) (“AOCI” or “AOCL”) in the equity section of our balance sheet and a corresponding amount is recorded in prepaid and other current assets or other current liabilities, as appropriate. We offset certain derivative asset and liability amounts where a legal right of offset exists. The amounts deferred are subsequently recognized in cost of sales when the associated products are sold. The cost or benefit of contracts closed prior to the execution of the underlying purchase is deferred until the anticipated purchase occurs. As a result of the volatility of the markets, deferred gains and losses in AOCI or AOCL may fluctuate until the related contract is closed. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. During the three and six month periods ended July 4, 2009, we did not discontinue any cash flow hedges, therefore no reclassification of gains or losses into earnings were made during the periods.

On July 4, 2009, we had the following outstanding commodity-forward contracts that were entered into to hedge forecasted purchases of grain:

Commodity	Quantity
Corn (bushels)	2,775,000
Soybean Meal (tons)	9,900

The following table represents our derivative assets and (liabilities) at July 4, 2009 (In thousands):

	Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	Asset	Liability
Commodity contracts – Grain	Prepaid expenses and other	$654	$(1,256)

Derivatives not designated as hedging instruments
Commodity contracts – Energy	Prepaid expenses and other	$471	$(1,958)

The following tables represent the effect of derivative instruments on our Condensed Consolidated Statement of Earnings for the three and six month periods ended July 4, 2009 (In thousands, net of tax impact):

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in AOCI on Derivative	Location of Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings	Location of Gain (Loss) Recognized in Earnings on Derivative	Gain (Loss) Recognized in Earnings on Derivative
	(Effective Portion)			(Ineffective Portion)
	Three Months Ended July 4, 2009
Commodity contracts – Grain	$(250)	Cost of sales	$(1,192)	Cost of sales	$219

	Six Months Ended July 4, 2009
Commodity contracts – Grain	$(499)	Cost of sales	$(4,759)	Cost of sales	$33

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Earnings on Derivative	Gain (Loss) Recognized in Earnings on Derivative
	Three Months Ended July 4, 2009
Commodity contracts – Energy	Cost of sales	$1,687

	Six Months Ended July 4, 2009
Commodity contracts – Energy	Cost of sales	$(503)

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

Each segment’s share of goodwill was as follows as of (In thousands):

	July 4, 2009	January 3, 2009
Egg Products	$430,992	$430,992
Crystal Farms	32,068	32,068
Potato Products	59,856	59,856

	$522,916	$522,916

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

Our intangible assets, other than goodwill, were as follows as of (In thousands):

	July 4, 2009	January 3, 2009
Amortized intangible assets, principally customer relationships	$230,215	$230,215
Accumulated amortization	(85,738)	(78,022)

	144,477	152,193
Indefinite lived intangible assets, trademarks	34,125	34,125

	$178,602	$186,318

The aggregate amortization expense was $7,716,000 for the six months ended July 4, 2009 and was $7,584,000 for the six months ended June 28, 2008. The estimated amortization expense for the years 2009 through 2013 is as follows (In thousands):

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

Deferred Financing Costs

Deferred financing costs are included in other assets and are being amortized using the effective interest rate method over the lives of the respective debt agreements. Our deferred financing costs are as follows for the periods ended (In thousands):

	July 4, 2009	January 3, 2009
Deferred financing costs	$37,872	$32,060
Accumulated amortization	(24,430)	(22,531)

	$13,442	$9,529

In connection with the May 1, 2009 amended and restated credit agreement financing, deferred financing costs of $8,983,000 were capitalized. These costs are included in other assets and are being amortized using the effective interest rate method over the lives of the respective debt agreements. In conjunction with the extinguishment of the 2003 term loan B portion of our prior credit facility, we incurred costs of $66,000 and wrote-off $3,171,000 of non-cash deferred financing costs.

NOTE B—INVENTORIES

Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful lives of generally one to two years.

Inventories consisted of the following as of (In thousands):

	July 4, 2009	January 3, 2009
Raw materials and supplies	$19,752	$19,312
Work in process and finished goods	75,503	77,604
Flocks	29,798	30,237

	$125,053	$127,153

NOTE C—DEBT

Long-term debt consisted of the following as of (In thousands):

	July 4, 2009	January 3, 2009
Revolving credit facility	$—	$—
Term loans	450,000	427,300
Senior subordinated notes payable	150,050	150,050
Guaranteed bonds	13,458	14,039
Capital leases	3,475	3,743
Other	2,365	2,252

	619,348	597,384
Less:
Current maturities	25,233	4,306
Unamortized original issue discount	13,505	—

	$580,610	$593,078

On May 1, 2009, we entered into an amended and restated credit agreement (“credit facility”), which consisted of a $75,000,000 revolving credit facility, a $200,000,000 term A loan and a $250,000,000 term B loan. The revolving credit facility and the term A loan mature November 1, 2012 and the term B loan matures May 1, 2014. Both the term A loan and term B loan were issued at a discount. The original issue discount on the term A loan was $4,075,000 and on the term B loan it was $10,000,000. The original issue discount is being amortized using the effective interest rate method over the respective lives of the loans. In conjunction with the extinguishment of the 2003 term loan B, we incurred costs of $66,000 and wrote-off $3,171,000 of non-cash deferred financing costs.

The covenants and collateral on the credit facility are substantially unchanged. However, the maximum leverage ratio and minimum interest coverage ratio thresholds were adjusted. The credit facility also allows for the semi-annual interest payments at M-Foods Holdings, Inc. which begin in October 2009. The credit facility bears interest at a floating base rate plus an applicable margin, as defined in the agreement. The effective interest rates at July 4, 2009, for the term A loan and term B loan were 6.00% and 6.50%. At July 4, 2009, approximately $6.6 million of capacity was used under the revolving credit facility for letters of credit.

The credit facility is collateralized by substantially all of our assets. The credit facility and senior subordinated notes contain restrictive covenants, including restrictions on dividends and distributions to shareholders and unit holders, a maximum leverage ratio, and a minimum interest coverage ratio, in addition to limitations on additional indebtedness and liens. Covenants related to operating performance are primarily based on earnings before interest expense, income taxes, and depreciation and amortization expense. Our failure to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on our results of operations, financial position and cash flow. In general, the debt covenants limit our discretion in the operation of our businesses. We were in compliance with all of the financial covenants in the credit agreement and the senior subordinated notes as of July 4, 2009. In addition, the credit facility agreement includes guarantees by substantially all of our domestic subsidiaries. The amended and restated credit agreement is included as Exhibit 10.57 of this Quarterly Report on Form 10-Q.

Aggregate maturities of our long-term debt and capital leases are as follows (In thousands):

Year Ending,	Capital Leases	Debt	Total
2009	$623	$11,855	$12,478
2010	1,220	24,256	25,476
2011	1,213	24,406	25,619
2012	805	154,469	155,274
2013	—	154,592	154,592
Thereafter	—	246,295	246,295

	3,861	615,873	619,734
Less: Amounts representing interest and original issue discount amortization	386	13,505	13,891

	$3,475	$602,368	$605,843

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

We are party to a suit brought by Feesers, Inc. against Sodexo (formerly Sodexho, Inc.) and us alleging violation of the Robinson-Patman Act. In 2006, we were awarded summary judgment by the United States District Court for the Middle District of Pennsylvania, but that judgment was reversed in 2007 by the U.S. Court of Appeals for the Third Circuit and the case was remanded to the District Court for fact-finding. A bench trial occurred in January 2008, and on April 27, 2009, the District Court ruled that we violated the Robinson-Patman Act because it found that we sold products to Feesers at prices that differed from the prices that we accorded to Sodexo (through its distributor) for the same products. No damages were sought or awarded in the case; the District Court issued an injunction prohibiting us from charging different prices to Feesers and Sodexo. We appealed the decision to the Third Circuit, which ordered appellate briefing to be completed by September 21, 2009, and set oral arguments for the week of October 26, 2009. While the case does not involve damages, Feesers has petitioned the District Court to have its attorneys’ fees and costs paid by Sodexo and us. The District Court has stayed Feesers’ fee petition pending appeals. To cover a possible order to pay Feesers’ alleged fees and costs, we recorded a liability of $5.1 million in June 2009 that is included in other liabilities and selling, general and administrative expenses.

In addition, we are from time to time party to litigation, administrative proceedings and union grievances that arise in the ordinary course of business, and occasionally pay small amounts to resolve alleged minor violations of regulatory requirements. There is no pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on our operations or financial condition.

We cannot predict what, if any, impact these matters and any results from such matters could have on our future results of operations.

NOTE E—SHAREHOLDER’S EQUITY

Additional Paid-in Capital

We recorded non-cash capital investments from our parent, M-Foods Holdings, Inc. (“Holdings”), of $5.2 million in the six month period ended July 4, 2009 and $4.6 million in the six month period ended June 28, 2008 related to the tax benefit the Company receives on Holdings’ interest deduction due to filing a consolidated Federal tax return with Holdings.

On April 10, 2009 our then Chief Executive Officer and President, David S. Johnson, resigned from the Company. The D Units owned by Mr. Johnson are callable at cost by Michael Foods Investors, LLC and the call notice for Mr. Johnson’s D Units was delivered on July 30, 2009.

Comprehensive Income

The components of and changes in accumulated other comprehensive income (loss), net of taxes, were as follows (In thousands):

	Cash Flow Hedges	Foreign Currency Translation	Total AOCI/AOCL
Balance at January 3, 2009	$(4,445)	$1,901	$(2,544)

Foreign currency translation adjustment	—	98	98
Net change to unrealized positions on cash flow hedges	4,260	—	4,260

Balance at July 4, 2009	$(185)	$1,999	$1,814

Comprehensive income, net of taxes was as follows (In thousands):

Net earnings for the three months ended July 4, 2009		$10,610
Net losses arising during the period:
Net change to unrealized positions on cash flow hedges	$942
Foreign currency translation adjustment	177

Other comprehensive income		1,119

Comprehensive income for the three months ended July 4, 2009		$11,729

Net earnings for the three months ended June 28, 2008		$11,245
Net (gains) losses arising during the period:
Net change to unrealized positions on cash flow hedges	$6,633
Foreign currency translation adjustment	(79)

Other comprehensive income		6,554

Comprehensive income for the three months ended June 28, 2008		$17,799

Net earnings for the six months ended July 4, 2009		$31,379
Net losses arising during the period:
Net change to unrealized positions on cash flow hedges	4,260
Foreign currency translation adjustment	98

Other comprehensive income		4,358

Comprehensive income for the six months ended July 4, 2009		$35,737

Net earnings for the six months ended June 28, 2008		$22,526
Net (gains) losses arising during the period:
Net change to unrealized positions on cash flow hedges	$7,650
Foreign currency translation adjustment	(714)

Other comprehensive income		6,936

Comprehensive income for the six months ended June 28, 2008		$29,462

NOTE F—BUSINESS SEGMENTS

We operate in three reportable segments—Egg Products, Potato Products and Crystal Farms. Certain financial information on our operating segments is as follows (unaudited, In thousands):

	Egg Products	Potato Products	Crystal Farms	Corporate & Eliminations	Total
Three months ended July 4, 2009:
External net sales	$252,555	$29,392	$87,176	$—	$369,123
Intersegment sales	2,428	1,443	—	(3,871)	—
Operating profit (loss)	30,941	171	9,079	(8,848)	31,343
Depreciation and amortization	11,861	2,505	1,105	1	15,472

Three months ended June 28, 2008:
External net sales	$319,570	$29,085	$93,680	$—	$442,335
Intersegment sales	3,825	1,407	—	(5,232)	—
Operating profit (loss)	27,272	2,108	2,071	(4,277)	27,174
Depreciation and amortization	16,142	1,672	1,132	1	18,947

Six months ended July 4, 2009:
External net sales	$531,869	$55,697	$182,806	$—	$770,372
Intersegment sales	5,743	2,954	—	(8,697)	—
Operating profit (loss)	67,127	(2,273)	19,356	(12,657)	71,553
Depreciation and amortization	23,686	4,968	2,158	2	30,814

Six months ended June 28, 2008:
External net sales	$620,536	$59,335	$190,141	$—	$870,012
Intersegment sales	8,295	2,938	—	(11,233)	—
Operating profit (loss)	54,227	6,040	4,556	(7,950)	56,873
Depreciation and amortization	32,359	3,351	2,264	2	37,976

NOTE G—SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Our credit agreement and senior subordinated notes have been guaranteed, on a joint and several basis, by us and our domestic subsidiaries. The credit agreement is also guaranteed by our parent, M-Foods Holdings, Inc.

The following condensed consolidating financial information presents our consolidated balance sheets at July 4, 2009 and January 3, 2009, and the condensed consolidating statements of earnings for the three and six month periods ended July 4, 2009 and June 28, 2008 and cash flows for the six months ended July 4, 2009 and June 28, 2008. These financial statements reflect Michael Foods, Inc. (Corporate), the wholly-owned guarantor subsidiaries (on a combined basis), the non-guarantor subsidiary (MFI Food Canada, Ltd.), and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Balance Sheets

July 4, 2009

(Unaudited, In thousands)

	Corporate	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$90,950	$—	$3,696	$—	$94,646
Accounts receivable, less allowances	15,298	134,914	6,234	(39,271)	117,175
Inventories	—	119,552	5,501	—	125,053
Prepaid expenses and other	4,148	9,835	435	—	14,418

Total current assets	110,396	264,301	15,866	(39,271)	351,292

Property, Plant and Equipment—net	7	225,464	11,946	—	237,417

Other assets:
Goodwill	—	519,890	3,026	—	522,916
Intangibles and other assets	13,926	191,196	2,410	(15,004)	192,528
Investment in subsidiaries	938,535	559	—	(939,094)	—

	952,461	711,645	5,436	(954,098)	715,444

Total assets	$1,062,864	$1,201,410	$33,248	$(993,369)	$1,304,153

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$22,500	$1,234	$1,499	$—	$25,233
Accounts payable	235	90,652	5,074	(39,271)	56,690
Accrued liabilities	18,423	66,691	1,517	—	86,631

Total current liabilities	41,158	158,577	8,090	(39,271)	168,554
Long-term debt, less current maturities	564,045	12,224	20,921	(16,580)	580,610
Deferred income taxes	(10,733)	97,315	(101)	114	86,595
Other long-term liabilities	23,228	—	—	—	23,228
Shareholder’s equity	445,166	933,294	4,338	(937,632)	445,166

Total liabilities and shareholder’s equity	$1,062,864	$1,201,410	$33,248	$(993,369)	$1,304,153

Condensed Consolidating Balance Sheets

January 3, 2009

(Unaudited, In thousands)

	Corporate	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$76,260	$—	$1,794	$—	$78,054
Accounts receivable, less allowances	231	135,794	5,780	(17,287)	124,518
Inventories	—	120,908	6,245	—	127,153
Prepaid expenses and other	1,278	16,846	124	—	18,248

Total current assets	77,769	273,548	13,943	(17,287)	347,973

Property, Plant and Equipment—net	10	219,918	11,622	—	231,550

Other assets:
Goodwill	—	519,890	3,026	—	522,916
Intangibles and other assets	10,101	198,866	2,410	(14,958)	196,419
Investment in subsidiaries	924,829	200	—	(925,029)	—

	934,930	718,956	5,436	(939,987)	719,335

Total assets	$1,012,709	$1,212,422	$31,001	$(957,274)	$1,298,858

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$2,203	$1,186	$917	$—	$4,306
Accounts payable	1,194	103,012	3,588	(17,287)	90,507
Accrued liabilities	16,508	77,812	1,712	—	96,032

Total current liabilities	19,905	182,010	6,217	(17,287)	190,845
Long-term debt, less current maturities	575,147	12,853	21,024	(15,946)	593,078
Deferred income taxes	(8,724)	97,552	(382)	108	88,554
Other long-term liabilities	22,393	—	—	—	22,393
Shareholder’s equity	403,988	920,007	4,142	(924,149)	403,988

Total liabilities and shareholder’s equity	$1,012,709	$1,212,422	$31,001	$(957,274)	$1,298,858

Condensed Consolidating Statements of Earnings

Three months ended July 4, 2009

(Unaudited, In thousands)

	Corporate	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$367,806	$12,476	$(11,159)	$369,123
Cost of sales	—	296,350	11,227	(11,159)	296,418

Gross profit	—	71,456	1,249	—	72,705
Selling, general and administrative expenses	8,848	34,521	997	(3,004)	41,362

Operating profit (loss)	(8,848)	36,935	252	3,004	31,343
Interest expense (income), net	11,185	(53)	365	—	11,497
Loss on early extinguishment of debt	3,237	—	—	—	3,237
Other expense (income)	(3,004)	—	—	3,004	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(20,266)	36,988	(113)	—	16,609
Equity in earnings (loss) of subsidiaries	24,329	(289)	—	(24,040)	—

Earnings (loss) before income taxes	4,063	36,699	(113)	(24,040)	16,609
Income tax expense (benefit)	(6,547)	12,370	176	—	5,999

Net earnings (loss)	$10,610	$24,329	$(289)	$(24,040)	$10,610

Condensed Consolidating Statements of Earnings

Three months ended June 28, 2008

(Unaudited, In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$435,706	$17,974	$(11,345)	$442,335
Cost of sales	—	370,696	15,244	(11,345)	374,595

Gross profit	—	65,010	2,730	—	67,740
Selling, general and administrative expenses	4,277	37,426	959	(2,096)	40,566

Operating profit (loss)	(4,277)	27,584	1,771	2,096	27,174
Interest expense, net	10,699	13	498	—	11,210
Other expense (income)	(2,096)	—	—	2,096	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(12,880)	27,571	1,273	—	15,964
Equity in earnings (loss) of subsidiaries	20,424	2,034	—	(22,458)	—

Earnings (loss) before income taxes	7,544	29,605	1,273	(22,458)	15,964
Income tax expense (benefit)	(3,701)	9,181	(761)	—	4,719

Net earnings (loss)	$11,245	$20,424	$2,034	$(22,458)	$11,245

Condensed Consolidating Statements of Earnings

Six months ended July 4, 2009

(Unaudited, In thousands)

	Corporate	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$766,999	$25,844	$(22,471)	$770,372
Cost of sales	—	619,767	22,920	(22,471)	620,216

Gross profit	—	147,232	2,924	—	150,156
Selling, general and administrative expenses	12,657	70,044	1,757	(5,855)	78,603

Operating profit (loss)	(12,657)	77,188	1,167	5,855	71,553
Interest expense (income), net	19,303	(80)	751	—	19,974
Loss on early extinguishment of debt	3,237	—	—	—	3,237
Other expense (income)	(5,855)	—	—	5,855	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(29,342)	77,268	416	—	48,342
Equity in earnings (loss) of subsidiaries	51,291	359	—	(51,650)	—

Earnings (loss) before income taxes	21,949	77,627	416	(51,650)	48,342
Income tax expense (benefit)	(9,430)	26,336	57	—	16,963

Net earnings (loss)	$31,379	$51,291	$359	$(51,650)	$31,379

Condensed Consolidating Statements of Earnings

Six months ended June 28, 2008

(Unaudited, In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$858,321	$34,920	$(23,229)	$870,012
Cost of sales	—	725,592	29,606	(23,229)	731,969

Gross profit	—	132,729	5,314	—	138,043
Selling, general and administrative expenses	7,950	75,698	1,826	(4,304)	81,170

Operating profit (loss)	(7,950)	57,031	3,488	4,304	56,873
Interest expense (income), net	22,309	(2)	980	—	23,287
Other expense (income)	(4,304)	—	—	4,304	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(25,955)	57,033	2,508	—	33,586
Equity in earnings (loss) of subsidiaries	41,475	3,464	—	(44,939)	—

Earnings (loss) before income taxes	15,520	60,497	2,508	(44,939)	33,586
Income tax expense (benefit)	(7,006)	19,022	(956)	—	11,060

Net earnings (loss)	$22,526	$41,475	$3,464	$(44,939)	$22,526

Condensed Consolidating Statements of Cash Flows

Six months ended July 4, 2009

(Unaudited, In thousands)

	Corporate	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Net cash provided by operating activities	$29,853	$13,342	$2,851	$46,046
Cash flows from investing activities:
Capital expenditures	—	(27,655)	(700)	(28,355)
Other assets	89	—	—	89

Net cash provided by (used in) investing activities	89	(27,655)	(700)	(28,266)
Cash flows from financing activities:
Payments on long-term debt	(427,300)	(581)	(412)	(428,293)
Proceeds from long-term debt	450,000	—	—	450,000
Original issue discount on long-term debt	(14,075)	—	—	(14,075)
Deferred financing costs	(8,983)	—	—	(8,983)
Investment in subsidiaries	(14,894)	14,894	—	—

Net cash provided by (used in) financing activities	(15,252)	14,313	(412)	(1,351)
Effect of exchange rate changes on cash	—	—	163	163

Net increase in cash and equivalents	14,690	—	1,902	16,592
Cash and equivalents at beginning of period	76,260	—	1,794	78,054

Cash and equivalents at end of period	$90,950	$—	$3,696	$94,646

Supplemental disclosures:
Non-cash capital investment by parent	$5,194	$—	$—	$5,194

Non-cash write-off of debt issuance costs	$3,171	$—	$—	$3,171

Condensed Consolidating Statements of Cash Flows

Six months ended June 28, 2008

(Unaudited, In thousands)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated
Net cash provided by (used in) operating activities	$(2,305)	$29,766	$1,955	$29,416
Cash flows from investing activities:
Capital expenditures	—	(11,532)	(405)	(11,937)
Business acquisition	—	(8,652)	—	(8,652)

Net cash used in investing activities	—	(20,184)	(405)	(20,589)
Cash flows from financing activities:
Payments on long-term debt	—	(539)	(593)	(1,132)
Investment from parent	125	—	—	125
Investment in subsidiaries	9,043	(9,043)	—	—

Net cash provided by (used in) financing activities	9,168	(9,582)	(593)	(1,007)
Effect of exchange rate changes on cash	—	—	(38)	(38)

Net increase in cash and equivalents	6,863	—	919	7,782
Cash and equivalents at beginning of period	28,505	—	1,572	30,077

Cash and equivalents at end of period	$35,368	$—	$2,491	$37,859

Supplemental disclosures:
Non-cash capital investment by parent	$4,625	$—	$—	$4,625

Reclassification of non-current other assets to property, plant and equipment	$—	$16,250	$—	$16,250

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

The profit margins we earn on many of our products are sensitive to changes in commodity prices. Generally, 70-75% of the Egg Products Division’s annual net sales come from higher value-added egg products, such as extended shelf-life liquid and precooked products, with the remainder coming from products mainly used in the food ingredients market, or shell eggs. Gross profit margins for higher value-added egg products are generally less sensitive to commodity price fluctuations, such as in grains used for hen feed and certain externally sourced eggs, than are other egg products or shell eggs; however, we are unable to adjust product pricing for value-added products as quickly as we are for other egg products and shell eggs when our costs change. Margins for our food ingredient egg products and shell eggs are more commodity price-sensitive than are higher value-added product sales. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg pricing, which is generally indicative of the price trend for external eggs we purchase to convert into liquid, and which often foretells market pricing for an array of egg products, was approximately 55% lower in the first half of 2009 than in the comparable 2008 period (as measured by Urner Barry Publications). Prices (as measured by the Chicago Board of Trade) for corn and soybean meal used in our feed decreased approximately 32% and 7% compared to 2008.

Crystal Farms derives a majority of its net sales from refrigerated products produced by others. A majority of those sales represents cheese and butter, and the costs for both fluctuate with national dairy markets. Time lags between cost changes for these lines and wholesale/retail pricing changes can result in significant margin changes. The national cheese market exhibited weakness in the first half of 2009. The block cheese prices in the first half of 2009 were down 40% year-over-year. Apart from sales of refrigerated products, the balance of Crystal Farms’ sales are mainly from shell eggs, some of which are produced by the Egg Products Division, sold on a distribution, or non-commodity, basis.

The Potato Products Division purchases approximately 90% to 95% of its raw potatoes from contract producers under fixed price annual contracts. The remainder is purchased at market prices to satisfy short-term production requirements or to take advantage of market prices when they are lower than contracted prices. Moderate variations in the purchase price of raw materials or the selling price per pound of finished products can have a significant effect on the Potato Products Division’s operating results. Our cost for delivered raw potatoes during the first half of 2009 was up 22% compared to 2008.

Results of Operations

Readers are directed to “Note F—Business Segments” for data on the unaudited financial results of our business segments for the three and six month periods ended July 4, 2009.

Three Months Ended July 4, 2009 as Compared to Three Months Ended June 28, 2008

Net Sales. Net sales for 2009 decreased $73.2 million, or 17%, to $369.1 million from $442.3 million in 2008. The decreased net sales reflected volume declines of 8% due in part to the decrease in foodservice and food ingredient volume due to the economic slowdown and increased competition. Commodity prices have also declined, resulting in net sales reductions exceeding volume reductions.

Egg Products Division Net Sales. The Egg Products Division external net sales for 2009 decreased $67.0 million, or 21%, to $252.6 million from $319.6 million in 2008. The change in net sales mainly reflects decreases in volume and lower market-related pricing for frozen, dried and short shelf-life liquid and shell egg product categories as compared to 2008. Overall, the division’s unit sales decreased by 10% in 2009, as compared to 2008, with the majority in the foodservice and food ingredient sectors primarily due to weak economic conditions and increased competition.

Potato Products Division Net Sales. Potato Products Division external net sales for 2009 increased $0.3 million, or 1%, to $29.4 million from $29.1 million in 2008. The division’s unit sales were down 7% in 2009 due to decreased volumes in the foodservice market, reflecting reduced demand due to weak economic conditions.

Crystal Farms Division Net Sales. Crystal Farms Division external net sales for 2009 decreased $6.5 million, or 7%, to $87.2 million from $93.7 million in 2008. The net sales decline was mainly a result of shell egg and cheese commodity price declines on a year-over-year basis. The core branded cheese net sales declined by 6% despite 1% volume growth. Unit sales for distributed products (excluding shell eggs) increased 5% in 2009, primarily reflecting significant growth in private-label cheese products.

Gross Profit. Gross profit for 2009 increased $5.0 million, or 7%, to $72.7 million from $67.7 million in 2008. Our gross profit margin increased to 19.7% in 2009 as compared to 15.3% in 2008. The higher gross profit margin percentage reflected positive gross margin contributions from the Crystal Farms Division and the Egg Products Division, as pricing came more in line with costs, as compared to 2008. Offsetting those margin contributions were declines in the Potato Products Division due to increased raw material and manufacturing costs. Finally, our gross profit was favorably impacted due to the approximately $3.9 million decrease in our depreciation expense related to plant assets.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2009 increased $0.8 million, or 2%, to $41.4 million from $40.6 million in 2008. The increase was due to recording $5.1 million to cover a possible order to pay alleged fees and costs incurred by Feesers in litigation against us (see Note D – Commitments and Contingencies, in the notes to condensed consolidated financial statements), which was partially offset by decreases in compensation, other legal and sales and marketing costs compared to those incurred in 2008. The latter included a $1.9 million reduction in expense due to a change in the marketing program with one of our customers from a fixed dollar program recorded in selling expense in 2008 to a volume based allowance program recorded in net sales in 2009.

Operating Profit. Operating profit for 2009 increased $4.1 million, or 15%, to $31.3 million from $27.2 million in 2008, due primarily to the increased gross profits discussed above.

Egg Products Division Operating Profit. Egg Products Division operating profit for 2009 increased $3.6 million, or 13%, to $30.9 million from $27.3 million in 2008. Operating profits for foodservice and retail egg products increased, reflecting better balance in egg costs and pricing, as well as a continued sales shift to our higher value-added product lines. Operating profits declined for food ingredient egg products as a result of pricing changes coinciding with lower Urner Barry markets and an intense competitive environment.

Potato Products Division Operating Profit. Potato Products Division operating profit for 2009 decreased $1.9 million, or 92%, to $0.2 million from $2.1 million in 2008. The decrease in operating profit reflected increases in raw material and manufacturing costs.

Crystal Farms Division Operating Profit. Crystal Farms Division operating profit for 2009 increased $7.0 million, or 338%, to $9.1 million from $2.1 million in 2008. Operating profits improved mainly due to increases in gross margin for the cheese category, as pricing was better aligned with cheese costs compared to 2008. The division also experienced unit sales growth across most product categories, particularly in private-label cheese.

Interest Expense. Net interest expense increased by approximately $0.3 million in 2009 compared to 2008, reflecting increased debt levels and interest rates coinciding with the financing transaction completed May 1, 2009.

Loss on early extinguishment of debt. In conjunction with the extinguishment of the 2003 term loan B, we incurred costs of $66,000 and wrote-off $3,171,000 of non-cash deferred financing costs.

Income taxes. Our effective tax rate on earnings before income taxes was 36.1% for 2009 compared to 29.6% in 2008. The effective rate was impacted by the amount of permanent differences between book and taxable income. Additionally, rates were affected by the results in one of our foreign subsidiaries, which impacted the valuation allowance against its deferred tax assets.

Six Months Ended July 4, 2009 as Compared to Six Months Ended June 28, 2008

Net Sales. Net sales for 2009 decreased $99.6 million, or 11%, to $770.4 million from $870.0 million in 2008. The decreased net sales reflected volume declines of 6% due in part to the decrease in foodservice and food ingredient egg products volume due to the economic slowdown, the impact of the Potato Products Division voluntary recall of retail cut potato products on both foodservice and retail volume, which accounted for approximately 1% of the total volume decline, and increased competition. Commodity prices have also declined, resulting in net sales reductions exceeding volume reductions.

Egg Products Division Net Sales. Egg Products Division external net sales for 2009 decreased $88.6 million, or 14%, to $531.9 million from $620.5 million in 2008. The change in net sales mainly reflects decreases in volume and lower market-related pricing for frozen, dried and short shelf-life liquid and shell egg product categories as compared to 2008. Overall, the division’s unit sales decreased by 8% in 2009, as compared to 2008, with the majority of the decrease in the foodservice and food ingredient sectors primarily due to weak economic conditions and increased competition.

Potato Products Division Net Sales. Potato Products Division external net sales for 2009 decreased $3.6 million, or 6%, to $55.7 million from $59.3 million in 2008. The division’s unit sales were down 10% in 2009 due to decreased volumes in the foodservice market, reflecting reduced demand due to weak economic conditions, and the February voluntary recall of retail cut potato products, which impacted both retail and foodservice volumes in the first quarter.

Crystal Farms Division Net Sales. Crystal Farms Division external net sales for 2009 decreased $7.3 million, or 4%, to $182.8 million from $190.1 million in 2008. The net sales decline was mainly a result of shell egg and cheese commodity price declines on a year-over-year basis. The core branded cheese net sales declined 2% despite 3% volume growth. Unit sales for distributed products (excluding shell eggs) increased 9% in 2009, primarily reflecting growth in private-label and branded cheese products.

Gross Profit. Gross profit for 2009 increased $12.2 million, or 9%, to $150.2 million from $138.0 million in 2008. Our gross profit margin increased to 19.5% in 2009 as compared to 15.9% in 2008. The higher gross profit margin percentage reflected positive gross margin contributions from the Crystal Farms Division and the Egg Products Division, as pricing came more in line with costs, as compared to 2008. Offsetting those margin contributions were declines in the Potato Products Division due to increased raw material and manufacturing costs and the impact of the February 2009 voluntary recall of retail cut potato products. Finally, our gross profit was favorably impacted due to the approximately $7.9 million decrease in our depreciation expense related to plant assets.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2009 decreased $2.6 million, or 3%, to $78.6 million from $81.2 million in 2008. The decrease was due primarily to decreases in compensation, other legal and sales and marketing costs compared to those incurred in 2008, including a $3.1 million reduction in marketing expense due to a change in the marketing program with one of our customers from a fixed dollar program recorded in selling expense in 2008 to a volume based allowance program recorded in net sales in 2009. A $7.7 million decrease in expenses was partially offset by $5.1 million recorded to cover a possible order to pay alleged fees and costs incurred by Feesers in litigation against us (see Note D – Commitments and Contingencies, in the notes to condensed consolidated financial statements).

Operating Profit. Operating profit for 2009 increased $14.7 million, or 26%, to $71.6 million from $56.9 million in 2008, due primarily to the increased gross profits and decreased selling, general and administrative expenses discussed above.

Egg Products Division Operating Profit. Egg Products Division operating profit for 2009 increased $12.9 million, or 24%, to $67.1 million from $54.2 million in 2008. Operating profits for foodservice and retail egg products increased, reflecting better balance in egg costs and pricing, as well as a continued sales shift to our higher value-added product lines. Operating profits declined for food ingredient egg products as a result of pricing changes coinciding with lower Urner Barry markets and an intense competitive environment.

Potato Products Division Operating Profit (Loss). The Potato Products Division had a $(2.3) million operating loss for 2009 compared to $6.0 million operating profit in 2008. The decrease in operating profit reflected increases in raw material and manufacturing costs and the costs associated with the February 2009 voluntary recall.

Crystal Farms Division Operating Profit. Crystal Farms Division operating profit for 2009 increased $14.8 million, or 325%, to $19.4 million from $4.6 million in 2008. Operating profits improved mainly due to increases in gross margin for the cheese category, as pricing was better aligned with cheese costs than was the case in 2008. The division also experienced unit sales growth across most product categories, particularly in private-label and branded cheese.

Interest Expense. Net interest expense decreased by approximately $3.3 million in 2009 compared to 2008, reflecting lower interest rates during the first four months of 2009 compared to 2008, partially offset by increased debt levels and interest rates coinciding with the financing transaction completed May 1, 2009.

Loss on early extinguishment of debt. In conjunction with the extinguishment of the 2003 term loan B, we incurred costs of $66,000 and wrote-off $3,171,000 of non-cash deferred financing costs.

Income taxes. Our effective tax rate on earnings before income taxes was 35.1% for 2009 compared to 32.9% in 2008. The effective rate was impacted by the amount of permanent differences between book and taxable income. Additionally, rates were affected by the results in one of our foreign subsidiaries, which impacted the valuation allowance against its deferred tax assets.

Liquidity and Capital Resources

Historically, we have financed our liquidity requirements through internally generated funds, bank borrowings and the issuance of other indebtedness. We believe such sources remain viable financing alternatives to meet our anticipated needs. Our investments in acquisitions, joint ventures and capital expenditures have been a significant use of capital. We plan to continue to invest in advanced production facilities to maintain our competitive position.

Cash flow provided by operating activities was $46.0 million for the six months ended July 4, 2009, compared to $29.4 million in the 2008 period, reflecting higher earnings in 2009 and effective working capital management. Our cash flows used in investing activities increased to $28.3 million for the six months ended July 4, 2009 from $20.6 million in the 2008 period. Investment activities in 2009 were mainly infrastructure and equipment purchases for the new potato processing facility purchased in late 2008. Investment activities for 2008 included the use of $8.7 million of available cash to acquire the assets of Mr. B’s of Abbotsford, Inc. and related entities.

On May 1, 2009, we entered into an amended and restated credit agreement, which consisted of a $75,000,000 revolving credit facility, a $200,000,000 term A loan and a $250,000,000 term B loan. The revolving credit facility and the term A loan mature November 1, 2012 and the term B loan matures May 1, 2014. Our credit facility bears interest at floating base rates plus an applicable margin, as defined in the agreement. The effective interest rates at July 4, 2009, for term A loan and term B loan were 6.00% and 6.50%. At July 4, 2009, approximately $6.6 million of capacity was used under the revolving credit facility for letters of credit. We chose to make a voluntary prepayment of debt under the amended and restated credit agreement as of July 31, 2009. The payment of $33.8 million represented the next eighteen months’ scheduled amortization of the term A loan and the term B loan.

Our credit facility requires us to meet a minimum interest coverage ratio and a maximum leverage ratio. The credit facility also allows for the semi-annual interest payments at M-Foods Holdings, Inc. which begin in October 2009. In addition, the credit facility and the indenture relating to the 8% senior subordinated notes due 2013 contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in these agreements. Our failure to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on our results of operations, financial position and cash flow. In general, the debt covenants limit our discretion in the operation of our businesses. We were in compliance with all of the covenants under the credit facility and the indenture as of July 4, 2009.

The following is a calculation of the minimum interest coverage and maximum leverage ratios under the credit facility for the twelve-month period ended July 4, 2009. The maximum permitted leverage ratio and minimum permitted interest coverage ratio thresholds were tightened in the May 1, 2009 agreement. The minimum interest coverage covenant was tightened due to the change in calculation, as we now include the cash interest for M-Foods Holdings, Inc. The interest coverage covenant requirement does not take effect until September 30, 2009, however, the pro forma calculation is shown below. The terms and related calculations are defined in the credit agreement, which is included as Exhibit 10.57 to this Quarterly Report on Form 10-Q. The 2008 comparative calculations and thresholds are presented under the terms of our old agreement.

	Twelve Months Ended
	July 4, 2009	June 28, 2008
	(Unaudited, In thousands)
Calculation of Interest Coverage Ratio:
Consolidated EBITDA (1)	$208,364	$191,581
Adjusted Consolidated Interest Charges (2)	59,550	45,892
Proforma Interest Coverage Ratio (Ratio of EBITDA to interest charges)	3.50x	4.17x
Minimum Permitted Interest Coverage Ratio (for 2009, effective September 30)	2.25x	2.75x

Calculation of Leverage Ratio:
Funded Indebtedness (3)	$631,909	$612,472
Less: Cash and equivalents	(94,646)	(37,859)

	$537,263	$574,613
Consolidated EBITDA (1)	208,364	191,581
Leverage Ratio (Ratio of funded indebtedness less cash and equivalents to EBITDA)	2.58x	3.00x
Maximum Permitted Leverage Ratio	3.50x	4.50x

(1)	Consolidated EBITDA (earnings before interest expense, taxes, depreciation and amortization) is defined in the credit facility as follows:

	Twelve Months Ended
	July 4, 2009	June 28, 2008
	(Unaudited, In thousands)
Net earnings	$55,731	$42,441
Interest expense, excluding amortization of financing costs	33,410	44,403
Amortization of financing costs	4,381	4,319
Income tax expense	27,032	21,918
Depreciation and amortization	70,159	74,820
Equity sponsor management fee	2,116	1,793
Expenses related to industrial revenue bonds guaranteed by certain of our subsidiaries	976	982
Other (a)	10,375	3,950

	204,180	194,626
Plus: Unrealized losses (gains) on swap contracts	4,184	(3,045)

Consolidated EBITDA, as defined in the credit facility	$208,364	$191,581

(a)	Other reflects the following:

	Twelve Months Ended
	July 4, 2009	June 28, 2008
	(Unaudited, In thousands)
Losses from the disposition of assets not in the ordinary course of business	$—	$1,293
Non-cash compensation	1,735	2,080
Letter of credit fees	140	137
Other non-cash expenses (write-off of 2003 deferred financing costs)	3,171	—
Other non-recurring charges (b)	5,329	440

	$10,375	$3,950

(b)	Includes the $5.1 million charge to record the possible order to pay alleged fees and costs incurred by Feesers in litigation against us

(2)	Consolidated interest charges, as calculated in the credit facility, was as follows:

	Twelve Months Ended
	July 4, 2009	June 28, 2008
	Pro Forma
	(Unaudited, In thousands)
Gross interest expense	$51,573	$50,211
Minus: Amortization of financing costs	7,044	4,319

Consolidated interest charges	44,529	$45,892

Plus: M-Foods Holdings, Inc. interest expense on 9.75% Subordinated Notes	15,021

Pro forma adjusted consolidated interest charges	$59,550

(3)	Funded Indebtedness was as follows:

	July 4, 2009	June 28, 2008
	(Unaudited, In thousands)
Term loans	$450,000	$427,300
8% senior subordinated notes	150,000	150,000
Insurance bonds	1,330	470
Guarantee obligations (see debt guarantees described below)	18,115	20,417
Capital leases	3,475	4,945
Standby letters of credit (primarily our casualty insurance carrier, Liberty Mutual)	6,574	6,574
Funded indebtedness of Trilogy Egg Products, Inc.	2,365	2,716
Other	50	50

	$631,909	$612,472

We use EBITDA as a measurement of our financial results because we believe it is indicative of the relative strength of our operating performance, it is used to determine incentive compensation levels and it is a key measurement contained in the financial covenants of our indebtedness.

We have guaranteed, through our Waldbaum subsidiary, the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of three municipalities where we have food processing facilities. In May 2007, a $6.0 million bond financing was completed by one of the three municipalities, the City of Wakefield, Nebraska, at an annual interest rate of 8.22%, with such proceeds used for the construction of the wastewater treatment facility. The wastewater treatment facility became operational in early 2008. We are required to pay the principal and interest payments related to these bonds, which mature September 15, 2017. These bonds, along with the original $10.25 million guaranteed in September 2005, are included in current maturities of long-term debt and long-term debt. The remaining principal balance for all guaranteed bonds at July 4, 2009 was approximately $18.1 million.

In December 2008, we entered into a $15.6 million variable-rate lease agreement to fund a portion of the equipment purchases at our new potato products facility (see capital spending discussion below). As of July 4, 2009, we had not borrowed on this facility. We anticipate full usage of the lease by year end. On July 21, 2009, our Board of Directors approved obtaining up to $7.5 million of additional financing for equipment for the new potato products facility. This financing is expected to be finalized in the third fiscal quarter and drawn by year end.

Our parent, M-Foods Holdings, Inc., has outstanding 9.75% senior subordinated notes due October 1, 2013. The fully accreted balance of these notes as of July 4, 2009 was $154.1 million. Beginning October 1, 2009 M-Foods Holdings, Inc. will begin making semi-annual interest payments on the senior subordinated notes. As a wholly-owned subsidiary of M-Foods Holdings, Inc., we are responsible for servicing these notes.

Our ability to make payments on and to refinance our debt, including the senior subordinated notes, to fund planned capital expenditures and otherwise satisfy our obligations will depend on our ability to generate sufficient cash in the future. This, to some extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We believe that, based on current levels of operations, we will be able to meet our debt service and other obligations when due. Significant assumptions underlie this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. If our future cash flows from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the senior subordinated notes, on or before maturity. We cannot assure our investors that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including the senior subordinated notes and the credit facility, may limit our ability to pursue any of these alternatives.

We invested approximately $28.4 million in capital expenditures in the six months ended July 4, 2009. We plan to spend approximately $68 million on capital expenditures in 2009. A major new project is the replacement of the existing Northern Star potato plant in Minneapolis with a new plant in Chaska, Minnesota. The new building has been purchased and is being converted to a food processing facility that will have greater processing efficiencies and capacity than our existing facility. Upon completion of the Chaska, Minnesota plant we intend to sell the potato plant in Minneapolis. Our other spending continues to be focused on expanding capacity for higher value-added egg products, maintaining existing production facilities, and replacing tractors and trailers, among other projects. Capital spending in 2009 is expected to be funded by a combination of operating cash flows and leases. We expect these investments to improve manufacturing efficiencies, customer service and product quality.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There was no material change in our market risk during the six months ended July 4, 2009. For additional information regarding our market risk, please refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended January 3, 2009.

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 4, 2009. Based on these evaluations, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective as of July 4, 2009.

b. Changes in internal controls

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 4, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are party to a suit brought by Feesers, Inc. against Sodexo (formerly Sodexho, Inc.) and us alleging violation of the Robinson-Patman Act. In 2006, we were awarded summary judgment by the United States District Court for the Middle District of Pennsylvania, but that judgment was reversed in 2007 by the U.S. Court of Appeals for the Third Circuit and the case was remanded to the District Court for fact-finding. A bench trial occurred in January 2008, and on April 27, 2009, the District Court ruled that we violated the Robinson-Patman Act because it found that we sold products to Feesers at prices that differed from the prices that we accorded to Sodexo (through its distributor) for the same products. No damages were sought or awarded in the case; the District Court issued an injunction prohibiting us from charging different prices to Feesers and Sodexo. We appealed the decision to the Third Circuit, which ordered appellate briefing to be completed by September 21, 2009, and set oral arguments for the week of October 26, 2009. While the case does not involve damages, Feesers has petitioned the District Court to have its attorneys’ fees and costs paid by Sodexo and us. The District Court has stayed Feesers’ fee petition pending appeals. To cover a possible order to pay Feesers’ alleged fees and costs, we recorded a liability of $5.1 million in June 2009 that is included in other liabilities and selling, general and administrative expenses.

In addition, we are from time to time party to litigation, administrative proceedings and union grievances that arise in the ordinary course of business, and occasionally pay small amounts to resolve alleged minor violations of regulatory requirements. There is no pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on our operations or financial condition.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
10.57	Amended and Restated Credit Agreement dated as of May 1, 2009

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL FOODS, INC.

Date: August 14, 2009	By:	/s/ Gregg A. Ostrander
Gregg A. Ostrander (Executive Chairman, Chief Executive Officer and President)

	By:	/s/ Mark W. Westphal
Mark W. Westphal (Chief Financial Officer and Senior Vice President)