Form 10-Q
period 2009-10-03
MICHAEL FOODS INC/NEW
filed 2009-11-13
CIK 1278679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

or

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

The registrant’s Common Stock is not publicly traded. The Registrant had 3,000 shares of $0.01 par value common stock outstanding as of November 13, 2009.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, In thousands, except for share data)

	October 3, 2009	January 3, 2009
ASSETS
Current Assets
Cash and equivalents	$85,792	$78,054
Accounts receivable, less allowances	127,455	124,518
Inventories	127,156	127,153
Prepaid expenses and other	12,224	18,248

Total Current Assets	352,627	347,973

Property, Plant and Equipment
Land	7,279	7,279
Buildings and improvements	152,437	146,923
Machinery and equipment	392,990	355,406

	552,706	509,608
Less accumulated depreciation	308,959	278,058

	243,747	231,550

Other Assets
Goodwill	522,916	522,916
Intangible assets, net	174,744	186,318
Other assets	13,178	10,101

	710,838	719,335

	$1,307,212	$1,298,858

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Current maturities of long-term debt	$2,967	$4,306
Accounts payable	61,267	90,507
Accrued liabilities
Compensation	19,041	24,265
Interest	10,237	4,537
Customer programs	41,290	39,556
Other	29,845	27,674

Total Current Liabilities	164,647	190,845
Long-term debt, less current maturities	575,012	593,078
Deferred income taxes	88,177	88,554
Other long-term liabilities	23,293	22,393
Commitments and contingencies	—	—
Shareholder’s Equity
Common stock, $0.01 par value, 3,000 shares authorized, issued and outstanding on October 3, 2009 and January 3, 2009	—	—
Additional paid-in capital	276,321	271,261
Retained earnings	177,664	135,271
Accumulated other comprehensive income (loss)	2,098	(2,544)

	456,083	403,988

	$1,307,212	$1,298,858

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the three months ended October 3, 2009 and September 27, 2008

(Unaudited, In thousands)

	2009	2008
Net sales	$382,116	$450,058
Cost of sales	306,503	383,922

Gross profit	75,613	66,136
Selling, general and administrative expenses	34,982	41,650

Operating profit	40,631	24,486
Interest expense, net	12,001	8,833

Earnings before income taxes	28,630	15,653
Income tax expense	10,105	4,629

Net earnings	$18,525	$11,024

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the nine months ended October 3, 2009 and September 27, 2008

(Unaudited, In thousands)

	2009	2008
Net sales	$1,152,488	$1,320,070
Cost of sales	926,719	1,115,891

Gross profit	225,769	204,179
Selling, general and administrative expenses	113,585	122,820

Operating profit	112,184	81,359
Interest expense, net	31,975	32,120
Loss on early extinguishment of debt	3,237	—

Earnings before income taxes	76,972	49,239
Income tax expense	27,068	15,689

Net earnings	$49,904	$33,550

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended October 3, 2009 and September 27, 2008

(Unaudited, In thousands)

	2009	2008
Net cash provided by operating activities	$91,861	$49,786
Cash flows from investing activities:
Capital expenditures	(45,861)	(19,927)
Business acquisition	—	(8,652)
Other assets	38	—

Net cash used in investing activities	(45,823)	(28,579)
Cash flows from financing activities:
Payments on long-term debt	(463,033)	(1,853)
Proceeds from long-term debt	455,525	—
Original issue discount on long-term debt	(14,075)	—
Deferred financing costs	(9,089)	—
Investment by (dividend to) parent	(8,011)	125

Net cash used in financing activities	(38,683)	(1,728)
Effect of exchange rate changes on cash	383	(66)

Net increase in cash and equivalents	7,738	19,413
Cash and equivalents at beginning of period	78,054	30,077

Cash and equivalents at end of period	$85,792	$49,490

Supplemental disclosures:
Non-cash capital investment by parent	$5,194	$4,625

Non-cash write-off of deferred financing costs	$3,171	$—

Reclassification of non-current other assets to property, plant and equipment	$—	$16,250

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

We utilize a  52/53 week fiscal year ending on the Saturday nearest to December 31 each year. The quarterly periods ended October 3, 2009 and September 27, 2008 were 13-week periods.

In the opinion of management, the unaudited financial statements contain all adjustments necessary to present fairly the results of operations for the periods indicated. Our results of operations and cash flows for the nine month period ended October 3, 2009 are not necessarily indicative of the results expected for the full year.

We have evaluated all subsequent events through November 13, 2009, the issuance date of our financial statements.

Recent Accounting Pronouncements

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. The amendment eliminates the concept of a qualifying special-purpose entity and also introduces the concept of a “participating interest,” which will limit the circumstances where the transfer of a portion of a financial asset will qualify as a sale, assuming all other derecognition criteria are met. Furthermore, it clarifies and amends the derecognition criteria for determining whether a transfer qualifies for sale accounting. The amendment will be effective for us beginning after January 2, 2010. We are currently evaluating this amendment, but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable-interest entities. The amendment includes: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. The amendment will be effective for us beginning after January 2, 2010. We are currently evaluating the amendment, but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In June 2009, the FASB issued the FASB Accounting and Standards Codification (Codification). The Codification will become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. We have implemented the Codification, it does not change GAAP and will not have an effect on our determination or reporting of our financial results.

Significant Accounting Policies

Marketing Costs

The Company promotes its products with advertising, consumer incentives, and trade promotions. Such programs include, but are not limited to, discounts, coupons, and fixed and volume-based incentive programs. Advertising costs are expensed as incurred and included in selling expenses. At retail, we predominately use in-store promotional spending, discounts and coupons. Such spending is recorded as a reduction to sales based on amounts estimated as being due to customers and consumers at the end of a period. In foodservice, we predominately use fixed and volume-based programs. Fixed marketing programs are expensed over the period to which sales relate and are included in selling expenses. Volume–based programs are recorded as a reduction to sales based on amounts estimated as being due to customers at the end of a period. Late in fiscal 2008, a marketing program with one of our foodservice customers changed from a fixed-dollar marketing program recorded as selling expense to a volume-based allowance program, which was recorded in net sales in the current period. This effect and other program changes resulted in reductions in selling expenses and net sales of $1.8 million and $4.9 million for the three and nine month periods ended October 3, 2009 as compared to 2008.

Financial Instruments and Fair Value Measurements

We are exposed to market risks from changes in commodity prices, which may adversely affect our operating results and financial position. When appropriate, we seek to minimize our risks from commodity price fluctuations through the use of derivative financial instruments, such as commodity purchase contracts which are classified as derivatives along with other instruments relating primarily to corn, soybean meal, cheese and energy related needs. We estimate fair values based on exchange quoted prices, adjusted as appropriate for differences in local markets. These differences are generally valued using inputs from broker or dealer quotations, or market transactions in either the listed or over-the-counter commodity markets. In such cases, these derivative contracts are classified within Level 2 of the accounting guidance fair value hierarchy. Changes in the fair values of these contracts are recognized in the consolidated financial statements as a component of cost of sales or other comprehensive income (loss). At October 3, 2009, our hedging-related financial assets, measured on a recurring basis, were carried at a fair value of $2,073,000 and are included in prepaid expenses and other current assets.

We have two financial debt instruments. For both instruments, we utilize debt securities market trading prices to compute the fair value of our financial debt instruments owed to our lenders. The first debt instrument is our Credit Agreement facilities that include two term loans, a term A loan and a term B loan. The fair value of the term A loan was $201.0 million compared to issuance value of $200 million at period end. The fair value of the term B loan was $252.5 million compared to its issuance value of $250 million. The second debt instrument is our senior subordinated notes. The fair value of our senior notes was $150.9 million compared to the issuance value of $150 million.

Accounting for Hedging Activities

Certain of our operating segments enter into derivative instruments, such as corn and soybean meal futures and cheese commitments, which we believe provide an economic hedge on future transactions and are designated as cash flow hedges. As the commodities being hedged are either grain ingredients fed to our flocks or raw material production inputs, the changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of these items.

We actively monitor exposure to commodity price risks and use derivative commodity instruments to manage the impact of certain of these risks. We use derivatives, primarily futures contracts, only for the purpose of managing risks associated with underlying exposures. Our futures contracts for grains and raw materials are cash flow hedges of firm purchase commitments and anticipated production requirements, as they reduce our exposure to changes in the cash price of the respective items and generally extend for less than one year. We expect that within the next twelve months we will reclassify, as earnings or losses, substantially all of the amount recorded in accumulated other comprehensive income (loss) related to futures at quarter end.

In addition, we use derivative instruments to mitigate some of the risk associated with our energy related needs. We do not treat those futures contracts as hedging instruments and, therefore, record the gains or losses related to them as a component of earnings in the period of change.

We do not trade or use instruments with the objective of earning financial gains on the commodity price, nor do we use instruments where there are not underlying exposures. All derivatives are recognized at their fair value. For derivative instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income or (loss) (“AOCI” or “AOCL”) in the equity section of our balance sheet and a corresponding amount is recorded in prepaid and other current assets or other current liabilities, as appropriate. We offset certain derivative asset and liability amounts where a legal right of offset exists. The amounts deferred are subsequently recognized in cost of sales when the associated products are sold. The cost or benefit of contracts closed prior to the execution of the underlying purchase is deferred until the anticipated purchase occurs. As a result of the volatility of the markets, deferred gains and losses in AOCI or AOCL may fluctuate until the related contract is closed. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. During the three and nine month periods ended October 3, 2009, we did not discontinue any cash flow hedges, therefore no reclassification of gains or losses into earnings were made during the periods.

On October 3, 2009, we had the following outstanding commodity-forward contracts that were entered into to hedge forecasted purchases of grain:

Commodity	Quantity
Corn (bushels)	3,700,000
Soybean Meal (tons)	36,700

The following table represents our derivative assets and (liabilities) at October 3, 2009 (In thousands):

		Fair Value
	Balance Sheet Location	Asset	Liability
Derivatives designated as hedging instruments

Commodity contracts – Grain	Prepaid expenses and other	$45	$(1,329)

Derivatives not designated as hedging instruments

Commodity contracts – Energy	Prepaid expenses and other	$258	$(772)

The following tables represent the effect of derivative instruments on our Condensed Consolidated Statement of Earnings for the three and nine month periods ended October 3, 2009 (In thousands, net of tax impact):

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in AOCI on Derivative	Location of Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings	Location of Gain (Loss) Recognized in Earnings on Derivative	Gain (Loss) Recognized in Earnings on Derivative
	(Effective Portion)			(Ineffective Portion)
	Three Months Ended October 3, 2009
Commodity contracts – Grain	$(1,029)	Cost of sales	$(174)	Cost of sales	$(164)

	Nine Months Ended October 3, 2009
Commodity contracts – Grain	$(1,290)	Cost of sales	$(4,696)	Cost of sales	$(130)

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Earnings on Derivative	Gain (Loss) Recognized in Earnings on Derivative
	Three Months Ended October 3, 2009
Commodity contracts – Energy	Cost of sales	$8

	Nine Months Ended October 3, 2009
Commodity contracts – Energy	Cost of sales	$(495)

Goodwill and Intangible Assets

We recognize the excess cost of an acquired entity over the net amount assigned to assets acquired, including intangible assets with indefinite lives, and liabilities assumed, as goodwill. Goodwill and intangible assets with indefinite lives (trademarks) are tested for impairment on an annual basis during the fourth quarter, and between annual tests whenever there is a potential impairment indicated. Fair values are estimated based on our best assessment of market value compared with the corresponding carrying value of the reporting unit, including goodwill. Impairment losses will be recognized whenever the implied fair value is less than the carrying value of the related asset.

Each segment’s share of goodwill was as follows as of (In thousands):

	October 3, 2009	January 3, 2009
Egg Products	$430,992	$430,992
Crystal Farms	32,068	32,068
Potato Products	59,856	59,856

	$522,916	$522,916

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

Our intangible assets, other than goodwill, were as follows as of (In thousands):

	October 3, 2009	January 3, 2009
Amortized intangible assets, principally customer relationships	$230,215	$230,215
Accumulated amortization	(89,596)	(78,022)

	140,619	152,193
Indefinite lived intangible assets, trademarks	34,125	34,125

	$174,744	$186,318

The aggregate amortization expense was $11,574,000 for the nine months ended October 3, 2009 and was $11,382,000 for the nine months ended September 27, 2008. The estimated amortization expense for the years 2009 through 2013 is as follows (In thousands):

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

Deferred Financing Costs

Deferred financing costs are included in other assets and are being amortized using the effective interest rate method over the lives of the respective debt agreements. Our deferred financing costs are as follows for the periods ended (In thousands):

	October 3, 2009	January 3, 2009
Deferred financing costs	$37,978	$32,060
Accumulated amortization	(25,334)	(22,531)

	$12,644	$9,529

In connection with the May 1, 2009 amended and restated credit agreement financing, deferred financing costs of $9,083,000 were capitalized. These costs are included in other assets and are being amortized using the effective interest rate method over the lives of the respective debt agreements. In conjunction with the extinguishment of the 2003 term loan B portion of our prior credit facility, we incurred costs of $66,000 and wrote-off $3,171,000 of non-cash deferred financing costs.

NOTE B—INVENTORIES

Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful lives of generally one to two years.

Inventories consisted of the following as of (In thousands):

	October 3, 2009	January 3, 2009
Raw materials and supplies	$21,141	$19,312
Work in process and finished goods	78,909	77,604
Flocks	27,106	30,237

	$127,156	$127,153

NOTE C—DEBT

Long-term debt consisted of the following as of (In thousands):

	October 3, 2009	January 3, 2009
Revolving credit facility	$—	$—
Term loans	416,250	427,300
Senior subordinated notes payable	150,050	150,050
Guaranteed bonds	12,847	14,039
Capital leases	8,969	3,743
MFI Food Canada, Ltd note payable	2,530	2,252

	590,646	597,384

Less:
Current maturities	2,967	4,306
Unamortized original issue discount	12,667	—

	$575,012	$593,078

On May 1, 2009, we entered into an amended and restated credit agreement (“Credit Agreement”), which consisted of a $75,000,000 revolving credit facility, a $200,000,000 term A loan and a $250,000,000 term B loan. The revolving credit facility and the term A loan mature November 1, 2012 and the term B loan matures May 1, 2014. Both the term A loan and term B loan were issued at a discount. The original issue discount on the term A loan was $4,075,000 and on the term B loan it was $10,000,000. The original issue discount is being amortized using the effective interest rate method over the respective lives of the loans. In conjunction with the extinguishment of the 2003 term loan B, we incurred costs of $66,000 and wrote-off $3,171,000 of non-cash deferred financing costs. The facilities within the Credit Agreement bear interest at a floating base rate plus an applicable margin, as defined in the agreement. The effective interest rates at October 3, 2009, for the term A loan and term B loan were 6.00% and 6.50%. At October 3, 2009, approximately $6.6 million of capacity was used under the revolving credit facility for letters of credit.

On July 31, 2009, we made voluntary prepayments of $30,000,000 on the term A loan and $3,750,000 on the term B loan. The voluntary prepayments represented the next eighteen months’ scheduled principal payments of the term loans. The next scheduled principal payment on the term loans will be in March 2011.

The covenants and collateral on the Credit Agreement are substantially unchanged. However, the maximum leverage ratio and minimum interest coverage ratio thresholds were adjusted. The Credit Agreement also allows for the funding of the semi-annual interest payments at M-Foods Holdings, Inc.

The Credit Agreement is collateralized by substantially all of our assets. The Credit Agreement and senior subordinated notes contain restrictive covenants, including restrictions on dividends and distributions to shareholders and unit holders, a maximum leverage ratio, and a minimum interest coverage ratio, in addition to limitations on additional indebtedness and liens. Covenants related to operating performance are primarily based on earnings before interest expense, income taxes, and depreciation and amortization expense. Our failure to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on our results of operations, financial position and cash flow. In general, the debt covenants limit our discretion in the operation of our businesses. We were in compliance with all of the financial covenants in the Credit Agreement and the senior subordinated notes as of October 3, 2009. In addition, the Credit Agreement includes guarantees by substantially all of our domestic subsidiaries.

In December 2008, we entered into a $15.6 million variable-rate lease agreement to fund a portion of the equipment purchases at our new potato products facility. As of October 3, 2009, we have borrowed $5.5 million on this facility and pledged that amount of plant assets as collateral. The borrowing is classified as a capital lease within long-term debt.

The following is an analysis of the leased property under capital leases by major classes (In thousands):

	October 3, 2009	January 3, 2009
Buildings and improvements	$6,063	$5,196
Machinery and equipment	8,054	2,454

	14,117	7,650
Accumulated depreciation	(5,090)	(4,261)

	$9,027	$3,389

Aggregate maturities of our long-term debt and capital leases are as follows (In thousands):

Year Ending,	Capital Leases	Debt	Total
2009	$403	$—	$403
2010	2,141	1,856	3,997
2011	2,740	24,511	27,251
2012	2,267	154,581	156,848
2013	1,360	154,709	156,069
Thereafter	995	246,020	247,015

	9,906	581,677	591,583
Less: Amounts representing interest and original issue discount amortization	937	12,667	13,604

	$8,969	$569,010	$577,979

NOTE D—COMMITMENTS AND CONTINGENCIES

Legal Matters

In late 2008 and early 2009, some 22 class-action lawsuits were filed in various federal courts against us and several other defendants (producers of shell eggs, manufacturers of processed egg products, and egg industry organizations) alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and processed-egg products. Plaintiffs seek to represent nationwide classes of direct and indirect purchasers, and allege that defendants conspired to reduce the supply of eggs by participating in animal husbandry, egg-export and other programs of various egg-industry associations. In December 2008, the Judicial Panel on Multidistrict Litigation ordered the transfer of all cases to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings. Subsequently, the direct-purchaser and indirect-purchaser plaintiffs each filed a Consolidated Amended Complaint (“CAC”). On April 30, 2009, we filed motions to be dismissed from each CAC, and joined other defendants in motions for dismissal of both CACs. As of November 13, 2009, there had been no ruling on these motions.

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

We are party to a suit brought by Feesers, Inc. against Sodexo (formerly Sodexho, Inc.) and us alleging violation of the Robinson-Patman Act. In 2006, we were awarded summary judgment by the United States District Court for the Middle District of Pennsylvania, but that judgment was reversed in 2007 by the U.S. Court of Appeals for the Third Circuit and the case was remanded to the District Court for fact-finding. A bench trial occurred in January 2008, and on April 27, 2009, the District Court ruled that we violated the Robinson-Patman Act because it found that we sold products to Feesers at prices that differed from the prices that we accorded to Sodexo (through its distributor) for the same products. No damages were sought or awarded in the case; the District Court issued an injunction prohibiting us from charging different prices to Feesers and Sodexo. We appealed the decision to the Third Circuit, which heard oral arguments on October 29, 2009. While the case does not involve damages, Feesers has petitioned the District Court to have its attorneys’ fees and costs paid by Sodexo and us. The District Court stayed Feesers’ fee petition pending appeals. We recorded a liability of $5.1 million in June 2009 relating to this claim for fees and cost reimbursement that is included in other liabilities and selling, general and administrative expenses.

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

NOTE E—SUBSEQUENT EVENTS

On October 23, 2009, we entered into an employment agreement with James E. Dwyer, Jr. as our President and Chief Executive Officer. Mr. Dwyer also entered into a Senior Management Class G Unit Subscription Agreement with Michael Foods Investors, LLC (the “LLC”) under which Mr. Dwyer purchased 2,000 Class G Units of the LLC for an aggregate purchase price of $200,000. Concurrently, the LLC entered into Senior Management Class F Unit Subscription Agreements with Mark W. Westphal, Chief Financial Officer and Senior Vice President of the Company, under which Mr. Westphal purchased 1,000 Class F Units of the LLC for an aggregate purchase price of $100,000 and with Carolyn V. Wolski, General Counsel and Secretary of the Company, under which Ms. Wolski purchased 500 Class F Units of the LLC for an aggregate purchase price of $50,000. Each of the above mentioned agreements is filed as an exhibit to this Quarterly Report on Form 10-Q.

NOTE F—SHAREHOLDER’S EQUITY

Additional Paid-in Capital

We recorded non-cash capital investments from our parent, M-Foods Holdings, Inc. (“Holdings”), of $5.2 million in the nine month period ended October 3, 2009 and $4.6 million in the nine month period ended September 27, 2008 related to the tax benefit the Company receives on Holdings’ interest deduction due to filing a consolidated Federal tax return with Holdings.

On April 10, 2009, our then Chief Executive Officer and President, David S. Johnson, resigned from the Company. The D Units owned by Mr. Johnson were callable at cost by the LLC. The call notice for Mr. Johnson’s D Units was delivered on July 30, 2009 and the payment for and repurchase of the D Units was completed on August 14, 2009.

Dividend

We are responsible for servicing Holdings’ 9.75% subordinated notes. On October 1, 2009, we made the $7.5 million semi-annual interest payment due on the notes. This $7.5 million payment was recorded as a dividend to Holdings and reduced our retained earnings in the period ended October 3, 2009.

Comprehensive Income

The components of and changes in accumulated other comprehensive income (loss), net of taxes, were as follows (In thousands):

	Cash Flow Hedges	Foreign Currency Translation	Total AOCI/AOCL
Balance at January 3, 2009	$(4,445)	$1,901	$(2,544)
Foreign currency translation adjustment	—	1,236	1,236
Net change to unrealized positions on cash flow hedges	3,406	—	3,406

Balance at October 3, 2009	$(1,039)	$3,137	$2,098

Comprehensive income, net of taxes was as follows (In thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net earnings	$18,525	$11,024	$49,904	$33,550
Net (gains) losses arising during the period:
Net change to unrealized positions on cash flow hedges	(854)	(10,811)	3,406	(3,161)
Foreign currency translation adjustment	1,138	(418)	1,236	(1,132)

Other comprehensive income (loss)	284	(11,229)	4,642	(4,293)

Comprehensive income (loss)	$18,809	$(205)	$54,546	$29,257

NOTE G—BUSINESS SEGMENTS

We operate in three reportable segments—Egg Products, Potato Products and Crystal Farms. Certain financial information on our operating segments is as follows (unaudited, In thousands):

	Egg Products	Potato Products	Crystal Farms	Corporate & Eliminations	Total
Three months ended October 3, 2009:
External net sales	$261,338	$30,109	$90,669	$—	$382,116
Intersegment sales	3,229	1,669	—	(4,898)	—
Operating profit (loss)	32,409	1,193	9,646	(2,617)	40,631
Depreciation and amortization	11,893	2,869	1,096	1	15,859

Three months ended September 27, 2008:
External net sales	$318,908	$30,524	$100,626	$—	$450,058
Intersegment sales	3,439	1,451	—	(4,890)	—
Operating profit (loss)	20,553	3,548	4,643	(4,258)	24,486
Depreciation and amortization	16,176	1,676	1,131	1	18,984

Nine months ended October 3, 2009:
External net sales	$793,207	$85,806	$273,475	$—	$1,152,488
Intersegment sales	8,972	4,623	—	(13,595)	—
Operating profit (loss)	99,536	(1,080)	29,002	(15,274)	112,184
Depreciation and amortization	35,579	7,837	3,254	3	46,673

Nine months ended September 27, 2008:
External net sales	$939,444	$89,859	$290,767	$—	$1,320,070
Intersegment sales	11,734	4,389	—	(16,123)	—
Operating profit (loss)	74,780	9,588	9,199	(12,208)	81,359
Depreciation and amortization	48,535	5,027	3,395	3	56,960

NOTE H—SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Our Credit Agreement and senior subordinated notes have been guaranteed, on a joint and several basis, by us and our domestic subsidiaries. The Credit Agreement is also guaranteed by our parent, M-Foods Holdings, Inc.

The following condensed consolidating financial information presents our consolidated balance sheets at October 3, 2009 and January 3, 2009, and the condensed consolidating statements of earnings for the three and nine month periods ended October 3, 2009 and September 27, 2008 and cash flows for the nine months ended October 3, 2009 and September 27, 2008. These financial statements reflect Michael Foods, Inc. (Corporate), the wholly-owned guarantor subsidiaries (on a combined basis), the non-guarantor subsidiary (MFI Food Canada, Ltd.), and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Balance Sheets

October 3, 2009

(Unaudited, In thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$83,540	$—	$2,252	$—	$85,792
Accounts receivable, less allowances	17,559	149,533	5,503	(45,140)	127,455
Inventories	—	120,909	6,247	—	127,156
Prepaid expenses and other	2,941	8,821	462	—	12,224

Total current assets	104,040	279,263	14,464	(45,140)	352,627

Property, Plant and Equipment—net	6	230,989	12,752	—	243,747

Other assets:
Goodwill	—	519,890	3,026	—	522,916
Intangibles and other assets	13,177	187,274	2,410	(14,939)	187,922
Investment in subsidiaries	929,344	591	—	(929,935)	—

	942,521	707,755	5,436	(944,874)	710,838

Total assets	$1,046,567	$1,218,007	$32,652	$(990,014)	$1,307,212

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$—	$1,350	$1,617	$—	$2,967
Accounts payable	376	102,831	3,200	(45,140)	61,267
Accrued liabilities	21,881	76,866	1,666	—	100,413

Total current liabilities	22,257	181,047	6,483	(45,140)	164,647
Long-term debt, less current maturities	553,633	17,021	21,992	(17,634)	575,012
Deferred income taxes	(8,699)	96,754	—	122	88,177
Other long-term liabilities	23,293	—	—	—	23,293
Shareholder’s equity	456,083	923,185	4,177	(927,362)	456,083

Total liabilities and shareholder’s equity	$1,046,567	$1,218,007	$32,652	$(990,014)	$1,307,212

Condensed Consolidating Balance Sheets

January 3, 2009

(Unaudited, In thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$76,260	$—	$1,794	$—	$78,054
Accounts receivable, less allowances	231	135,794	5,780	(17,287)	124,518
Inventories	—	120,908	6,245	—	127,153
Prepaid expenses and other	1,278	16,846	124	—	18,248

Total current assets	77,769	273,548	13,943	(17,287)	347,973

Property, Plant and Equipment—net	10	219,918	11,622	—	231,550

Other assets:
Goodwill	—	519,890	3,026	—	522,916
Intangibles and other assets	10,101	198,866	2,410	(14,958)	196,419
Investment in subsidiaries	924,829	200	—	(925,029)	—

	934,930	718,956	5,436	(939,987)	719,335

Total assets	$1,012,709	$1,212,422	$31,001	$(957,274)	$1,298,858

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$2,203	$1,186	$917	$—	$4,306
Accounts payable	1,194	103,012	3,588	(17,287)	90,507
Accrued liabilities	16,508	77,812	1,712	—	96,032

Total current liabilities	19,905	182,010	6,217	(17,287)	190,845
Long-term debt, less current maturities	575,147	12,853	21,024	(15,946)	593,078
Deferred income taxes	(8,724)	97,552	(382)	108	88,554
Other long-term liabilities	22,393	—	—	—	22,393
Shareholder’s equity	403,988	920,007	4,142	(924,149)	403,988

Total liabilities and shareholder’s equity	$1,012,709	$1,212,422	$31,001	$(957,274)	$1,298,858

Condensed Consolidating Statements of Earnings

Three months ended October 3, 2009

(Unaudited, In thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$380,910	$13,404	$(12,198)	$382,116
Cost of sales	—	306,936	11,765	(12,198)	306,503

Gross profit	—	73,974	1,639	—	75,613
Selling, general and administrative expenses	2,617	33,470	1,069	(2,174)	34,982

Operating profit (loss)	(2,617)	40,504	570	2,174	40,631
Interest expense (income), net	12,016	(421)	406	—	12,001
Other expense (income)	(2,174)	—	—	2,174	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(12,459)	40,925	164	—	28,630
Equity in earnings (loss) of subsidiaries	27,220	33	—	(27,253)	—

Earnings (loss) before income taxes	14,761	40,958	164	(27,253)	28,630
Income tax expense (benefit)	(3,764)	13,738	131	—	10,105

Net earnings (loss)	$18,525	$27,220	$33	$(27,253)	$18,525

Condensed Consolidating Statements of Earnings

Three months ended September 27, 2008

(Unaudited, In thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$444,479	$17,912	$(12,333)	$450,058
Cost of sales	—	381,634	14,621	(12,333)	383,922

Gross profit	—	62,845	3,291	—	66,136
Selling, general and administrative expenses	4,258	38,910	973	(2,491)	41,650

Operating profit (loss)	(4,258)	23,935	2,318	2,491	24,486
Interest expense, net	8,434	(28)	427	—	8,833
Other expense (income)	(2,491)	—	—	2,491	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(10,201)	23,963	1,891	—	15,653
Equity in earnings (loss) of subsidiaries	17,777	2,450	—	(20,227)	—

Earnings (loss) before income taxes	7,576	26,413	1,891	(20,227)	15,653
Income tax expense (benefit)	(3,448)	8,636	(559)	—	4,629

Net earnings (loss)	$11,024	$17,777	$2,450	$(20,227)	$11,024

Condensed Consolidating Statements of Earnings

Nine months ended October 3, 2009

(Unaudited, In thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$1,147,909	$39,248	$(34,669)	$1,152,488
Cost of sales	—	926,703	34,685	(34,669)	926,719

Gross profit	—	221,206	4,563	—	225,769
Selling, general and administrative expenses	15,274	103,514	2,826	(8,029)	113,585

Operating profit (loss)	(15,274)	117,692	1,737	8,029	112,184
Interest expense (income), net	31,319	(501)	1,157	—	31,975
Loss on early extinguishment of debt	3,237	—	—	—	3,237
Other expense (income)	(8,029)	—	—	8,029	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(41,801)	118,193	580	—	76,972
Equity in earnings (loss) of subsidiaries	78,511	392	—	(78,903)	—

Earnings (loss) before income taxes	36,710	118,585	580	(78,903)	76,972
Income tax expense (benefit)	(13,194)	40,074	188	—	27,068

Net earnings (loss)	$49,904	$78,511	$392	$(78,903)	$49,904

Condensed Consolidating Statements of Earnings

Nine months ended September 27, 2008

(Unaudited, In thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$1,302,800	$52,832	$(35,562)	$1,320,070
Cost of sales	—	1,107,226	44,227	(35,562)	1,115,891

Gross profit	—	195,574	8,605	—	204,179
Selling, general and administrative expenses	12,208	114,608	2,799	(6,795)	122,820

Operating profit (loss)	(12,208)	80,966	5,806	6,795	81,359
Interest expense (income), net	30,743	(30)	1,407	—	32,120
Other expense (income)	(6,795)	—	—	6,795	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(36,156)	80,996	4,399	—	49,239
Equity in earnings (loss) of subsidiaries	59,252	5,914	—	(65,166)	—

Earnings (loss) before income taxes	23,096	86,910	4,399	(65,166)	49,239
Income tax expense (benefit)	(10,454)	27,658	(1,515)	—	15,689

Net earnings (loss)	$33,550	$59,252	$5,914	$(65,166)	$33,550

Condensed Consolidating Statements of Cash Flows

Nine months ended October 3, 2009

(Unaudited, In thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by operating activities	$66,816	$22,956	$2,089	$91,861
Cash flows from investing activities:
Capital expenditures	—	(44,637)	(1,224)	(45,861)
Other assets	38	—	—	38

Net cash provided by (used in) investing activities	38	(44,637)	(1,224)	(45,823)
Cash flows from financing activities:
Payments on long-term debt	(461,050)	(1,193)	(790)	(463,033)
Proceeds from long-term debt	450,000	5,525	—	455,525
Original issue discount on long-term debt	(14,075)	—	—	(14,075)
Deferred financing costs	(9,089)	—	—	(9,089)
Investment by (dividend to) parent	(8,011)	—	—	(8,011)
Investment in subsidiaries	(17,349)	17,349	—	—

Net cash provided by (used in) financing activities	(59,574)	21,681	(790)	(38,683)
Effect of exchange rate changes on cash	—	—	383	383

Net increase in cash and equivalents	7,280	—	458	7,738
Cash and equivalents at beginning of period	76,260	—	1,794	78,054

Cash and equivalents at end of period	$83,540	$—	$2,252	$85,792

Supplemental disclosures:
Non-cash capital investment by parent	$5,194	$—	$—	$5,194

Non-cash write-off of deferred financing costs	$3,171	$—	$—	$3,171

Condensed Consolidating Statements of Cash Flows

Nine months ended September 27, 2008

(Unaudited, In thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated
Net cash provided by operating activities	$10,424	$37,365	$1,997	$49,786
Cash flows from investing activities:
Capital expenditures	—	(19,032)	(895)	(19,927)
Business acquisition	—	(8,652)	—	(8,652)

Net cash used in investing activities	—	(27,684)	(895)	(28,579)
Cash flows from financing activities:
Payments on long-term debt	—	(1,097)	(756)	(1,853)
Investment by (dividend to) parent	125	—	—	125
Investment in subsidiaries	8,584	(8,584)	—	—

Net cash provided by (used in) financing activities	8,709	(9,681)	(756)	(1,728)
Effect of exchange rate changes on cash	—	—	(66)	(66)

Net increase in cash and equivalents	19,133	—	280	19,413
Cash and equivalents at beginning of period	28,505	—	1,572	30,077

Cash and equivalents at end of period	$47,638	$—	$1,852	$49,490

Supplemental disclosures:
Non-cash capital investment by parent	$4,625	$—	$—	$4,625

Reclassification of non-current other assets to property, plant and equipment	$—	$16,250	$—	$16,250

ITEM 2— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a producer and distributor of egg products to the foodservice, retail and food ingredient markets. We are also a producer and distributor of refrigerated potato products to the foodservice and retail grocery markets. Additionally, we distribute refrigerated food items, primarily cheese and other dairy products, to the retail grocery market, predominantly in the central United States. We focus our growth efforts on the specialty sectors within our food categories and strive to be a market leader in product innovation and efficient production. We have a strategic focus on value-added processing of food products which is designed to capitalize on key food industry trends, such as (i) the desire for improved safety and convenience, (ii) the focus by foodservice operators on reducing labor and waste, and (iii) the long-term trend toward food consumption away from home, which has been slowed somewhat by the current economic conditions. We believe our operational scale, product breadth and geographic scope make us an attractive and important strategic partner for our customers, which include foodservice distributors, major restaurant chains, food ingredient companies and the retail grocery market.

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

The profit margins we earn on many of our products are sensitive to changes in commodity prices. Generally, 70-75% of the Egg Products Division’s annual net sales come from higher value-added egg products, such as extended shelf-life liquid and precooked products, with the remainder coming from products mainly used in the food ingredients market, or shell eggs. Gross profit margins for higher value-added egg products are generally less sensitive to commodity price fluctuations, such as in grains used for hen feed and certain externally sourced eggs, than are other egg products or shell eggs; however, we are unable to adjust product pricing for value-added products as quickly as we are for other egg products and shell eggs when our costs change. Margins for our food ingredient egg products and shell eggs are more commodity price-sensitive than are higher value-added product sales. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg pricing was approximately 51% lower in the first nine months of 2009 than in the comparable 2008 period (as measured by Urner Barry Publications). Prices (as measured by the Chicago Board of Trade) for corn and soybean meal used in our feed, decreased approximately 36% and 9% compared to 2008.

Crystal Farms derives a majority of its net sales from refrigerated products produced by others. A majority of those sales represents cheese and butter, and the costs for both fluctuate with national dairy markets. Time lags between cost changes for these lines and wholesale/retail pricing changes can result in significant margin changes. The national cheese market has exhibited weakness for much of 2009. The block cheese prices in the first nine months of 2009 were down 37% year-over-year. Apart from sales of refrigerated products, the balance of Crystal Farms’ sales are mainly from shell eggs, some of which are produced by the Egg Products Division, sold on a distribution, or non-commodity, basis.

The Potato Products Division purchases approximately 90% to 95% of its raw potatoes from contract producers under fixed-price annual contracts. The remainder is purchased at market prices to satisfy short-term production requirements or to take advantage of market prices when they are lower than contracted prices. Moderate variations in the purchase price of raw materials or the selling price per pound of finished products can have a significant effect on the Potato Products Division’s operating results. Our cost for delivered raw potatoes during the first nine months of 2009 was up 18% compared to 2008.

Results of Operations

Readers are directed to “Note G—Business Segments” for data on the unaudited financial results of our business segments for the three and nine month periods ended October 3, 2009.

Three Months Ended October 3, 2009 as Compared to Three Months Ended September 27, 2008

Net Sales. Net sales for 2009 decreased $68.0 million, or 15%, to $382.1 million from $450.1 million in 2008. The decreased net sales reflected volume declines of 4% due primarily to a decrease in foodservice volumes as a result of the economic slowdown and increased competition. Commodity prices have also declined, resulting in net sales reductions exceeding volume reductions.

Egg Products Division Net Sales. The Egg Products Division external net sales for 2009 decreased $57.6 million, or 18%, to $261.3 million from $318.9 million in 2008. The change in net sales mainly reflects decreases in volume and lower market-related pricing for frozen, dried and short shelf-life liquid and shell egg product categories as compared to 2008. Overall, the division’s unit sales decreased by 6% in 2009, as compared to 2008, with the majority in the foodservice sector primarily due to weak economic conditions and increased competition.

Potato Products Division Net Sales. Potato Products Division external net sales for 2009 decreased $0.4 million, or 1%, to $30.1 million from $30.5 million in 2008. The division’s unit sales were down 3% in 2009 due to decreased volumes in the foodservice market, reflecting reduced demand due to weak economic conditions.

Crystal Farms Division Net Sales. Crystal Farms Division external net sales for 2009 decreased $9.9 million, or 10%, to $90.7 million from $100.6 million in 2008. The net sales decline was mainly a result of shell egg and cheese commodity price declines on a year-over-year basis. The core branded cheese net sales declined by 8% despite 8% volume growth. Unit sales for distributed products (excluding shell eggs) increased 10% in 2009, primarily reflecting growth in branded cheese, private-label cheese and butter products.

Gross Profit. Gross profit for 2009 increased $9.5 million, or 14%, to $75.6 million from $66.1 million in 2008. Our gross profit margin increased to 19.8% in 2009 as compared to 14.7% in 2008, reflecting a $3.9 million decrease in depreciation related to plant assets. The plant assets re-valued at the time of our 2003 private equity transaction became fully depreciated by the end of 2008. The gross profit margin increase also reflected improved gross margin contributions from the Crystal Farms Division and the Egg Products Division, as pricing came more in line with costs, as compared to 2008. Offsetting those margin contributions were declines in the Potato Products Division’s gross profit margin due to increased raw material and manufacturing costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2009 decreased $6.7 million, or 16%, to $35.0 million from $41.7 million in 2008. The decrease was due to decreases in compensation, legal and sales and marketing costs compared to those incurred in 2008. The latter included a $1.8 million reduction in expense due to changes in marketing programs which were recorded in net sales in 2009 compared to selling expense in 2008.

Operating Profit. Operating profit for 2009 increased $16.1 million, or 66%, to $40.6 million from $24.5 million in 2008, due primarily to the increased gross profits and reduced selling, general and administrative expenses discussed above.

Egg Products Division Operating Profit. Egg Products Division operating profit for 2009 increased $11.8 million, or 58%, to $32.4 million from $20.6 million in 2008. Operating profits for foodservice egg products increased, reflecting our continued focus on moving our customers to more convenient, higher margin value-added products. Operating profits declined for food ingredient egg products as a result of pricing changes coinciding with lower Urner Barry markets and an intense competitive environment. Operating profits declined for retail egg products mainly due to increased competition.

Potato Products Division Operating Profit. Potato Products Division operating profit for 2009 decreased $2.3 million, or 66%, to $1.2 million from $3.5 million in 2008. The decrease in operating profit reflected increases in raw material and manufacturing costs.

Crystal Farms Division Operating Profit. Crystal Farms Division operating profit for 2009 increased $5.0 million, or 108%, to $9.6 million from $4.6 million in 2008. Operating profits improved mainly due to increases in volumes and gross margin for the cheese category, as pricing was better aligned with the lower 2009 cheese costs compared to 2008.

Interest Expense. Net interest expense increased by approximately $3.2 million in 2009 compared to 2008, primarily reflecting higher interest rates coinciding with the financing transaction completed May 1, 2009.

Income taxes. Our effective tax rate on earnings before income taxes was 35.3% for 2009 compared to 29.6% in 2008. The effective rate was impacted by the amount of permanent differences between book and taxable income. Additionally, rates were affected by the results in one of our foreign subsidiaries, which impacted the valuation allowance against its deferred tax assets.

Nine Months Ended October 3, 2009 as Compared to Nine Months Ended September 27, 2008

Net Sales. Net sales for 2009 decreased $167.6 million, or 13%, to $1,152.5 million from $1,320.1 million in 2008. The decreased net sales reflected volume declines of 5% primarily due to volume decreases in foodservice and food ingredient egg products as a result of the economic slowdown and, to a lesser extent, the impact of the Potato Products Division voluntary recall of retail cut potato products and increased competition. Commodity prices have also declined, resulting in net sales reductions exceeding volume reductions.

Egg Products Division Net Sales. Egg Products Division external net sales for 2009 decreased $146.2 million, or 16%, to $793.2 million from $939.4 million in 2008. The change in net sales mainly reflects decreases in volume and lower market-related pricing for frozen, dried and short shelf-life liquid and shell egg product categories as compared to 2008. Overall, the division’s unit sales decreased by 7% in 2009, as compared to 2008, with the majority of the decrease in the foodservice and food ingredient sectors primarily due to weak economic conditions and increased competition.

Potato Products Division Net Sales. Potato Products Division external net sales for 2009 decreased $4.1 million, or 5%, to $85.8 million from $89.9 million in 2008. The division’s unit sales were down 7% in 2009 due to decreased volumes in the foodservice market, reflecting reduced demand due to weak economic conditions, and the February voluntary recall of retail cut potato products, which impacted both retail and foodservice volumes in the first quarter.

Crystal Farms Division Net Sales. Crystal Farms Division external net sales for 2009 decreased $17.3 million, or 6%, to $273.5 million from $290.8 million in 2008. The net sales decline was mainly a result of shell egg and cheese commodity price declines on a year-over-year basis. The core branded cheese net sales declined 4% despite 5% volume growth. Unit sales for distributed products (excluding shell eggs) increased 9% in 2009, primarily reflecting growth in private-label cheese, branded cheese and butter products.

Gross Profit. Gross profit for 2009 increased $21.6 million, or 11%, to $225.8 million from $204.2 million in 2008. Our gross profit margin increased to 19.6% in 2009 as compared to 15.5% in 2008. The higher gross profit margin percentage reflected a $11.8 million decrease in depreciation related to plant assets. The plant assets re-valued at the time of our 2003 private equity transaction became fully depreciated by the end of 2008. The gross profit margin increase also reflected improved gross margin contributions from the Crystal Farms Division and the Egg Products Division, as pricing came more in line with costs, as compared to 2008. Offsetting those margin contributions were declines in the Potato Products Division due to increased raw material and manufacturing costs, and the impact of the February 2009 voluntary recall of retail cut potato products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2009 decreased $9.2 million, or 8%, to $113.6 million from $122.8 million in 2008. The decrease was due primarily to decreases in compensation, legal and sales and marketing costs compared to those incurred in 2008, including a $4.9 million reduction in marketing expense due to changes in marketing programs recorded in net sales in 2009 compared to selling expense in 2008. A $14.3 million decrease in expenses was partially offset by $5.1 million recorded to cover a possible order to pay alleged fees and costs incurred by Feesers in litigation against us (see Note D—Commitments and Contingencies, in the notes to condensed consolidated financial statements).

Operating Profit. Operating profit for 2009 increased $30.8 million, or 38%, to $112.2 million from $81.4 million in 2008, due primarily to the increased gross profits and decreased selling, general and administrative expenses discussed above.

Egg Products Division Operating Profit. Egg Products Division operating profit for 2009 increased $24.7 million, or 33%, to $99.5 million from $74.8 million in 2008. Operating profits for foodservice and retail egg products increased, reflecting our continued focus on moving our customers to more convenient, higher margin value-added products. Operating profits declined for food ingredient egg products and shell eggs as a result of pricing changes coinciding with lower Urner Barry markets and an intense competitive environment.

Potato Products Division Operating Profit (Loss). The Potato Products Division had a $(1.1) million operating loss for 2009 compared to $9.6 million operating profit in 2008. The decrease in operating profit reflected increases in raw material and manufacturing costs, and the costs associated with the February 2009 voluntary recall.

Crystal Farms Division Operating Profit. Crystal Farms Division operating profit for 2009 increased $19.8 million, or 215%, to $29.0 million from $9.2 million in 2008. Operating profits improved mainly due to increases in volumes and gross margin for the cheese category, as pricing was better aligned with the lower 2009 cheese costs than was the case in 2008.

Interest Expense. Net interest expense decreased slightly in 2009 compared to 2008, reflecting lower interest rates during the first four months of 2009 compared to 2008, offset by changing debt levels and higher interest rates coinciding with the financing transaction completed May 1, 2009.

Loss on early extinguishment of debt. In conjunction with the extinguishment of the 2003 term loan B, we incurred costs of $66,000 and wrote-off $3,171,000 of non-cash deferred financing costs.

Income taxes. Our effective tax rate on earnings before income taxes was 35.2% for 2009 compared to 31.9% in 2008. The effective rate was impacted by the amount of permanent differences between book and taxable income. Additionally, rates were affected by the results in one of our foreign subsidiaries, which impacted the valuation allowance against its deferred tax assets.

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

Cash flow provided by operating activities was $91.9 million for the nine months ended October 3, 2009, compared to $49.8 million in the 2008 period, reflecting higher earnings in 2009 and effective working capital management. Our cash flows used in investing activities increased to $45.8 million for the nine months ended October 3, 2009 from $28.6 million in the 2008 period. Investment activities in 2009 were mainly infrastructure and equipment purchases for the new potato processing facility purchased in late 2008. Investment activities for 2008 included the use of $8.7 million of available cash to acquire the assets of Mr. B’s of Abbotsford, Inc. and related entities. Cash flow used in financing activities for the nine months ended October 3, 2009 reflect a $33.8 million voluntary prepayment on the term loans and the payment of $7.5 million for the semi-annual interest payment on M-Foods Holdings 9.75% senior subordinated notes, classified as a dividend to our parent.

On May 1, 2009, we entered into an amended and restated credit agreement, which consisted of a $75,000,000 revolving credit facility, a $200,000,000 term A loan and a $250,000,000 term B loan. The revolving credit facility and the term A loan mature November 1, 2012 and the term B loan matures May 1, 2014. Our Credit Agreement bears interest at floating base rates plus an applicable margin, as defined in the agreement. The effective interest rates at October 3, 2009, for term A loan and term B loan were 6.00% and 6.50%. At October 3, 2009, approximately $6.6 million of capacity was used under the revolving credit facility for letters of credit. We chose to make a voluntary prepayment of debt under the amended and restated credit agreement as of July 31, 2009. The payment of $33.8 million represented the next eighteen months’ scheduled principal payments of the term A loan and the term B loan.

Our Credit Agreement requires us to meet a minimum interest coverage ratio and a maximum leverage ratio. The Credit Agreement also allows for the funding of the semi-annual interest payments of M-Foods Holdings, Inc. The first payment was made on October 1, 2009. In addition, the Credit Agreement and the indenture relating to the 8% senior subordinated notes due 2013 contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in these agreements. Our failure to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on our results of operations, financial position and cash flow. In general, the debt covenants limit our discretion in the operation of our businesses. We were in compliance with all of the covenants under the Credit Agreement and the indenture as of October 3, 2009.

The following is a calculation of the minimum interest coverage and maximum leverage ratios under the Credit Agreement for the twelve-month period ended October 3, 2009. The maximum permitted leverage ratio and minimum permitted interest coverage ratio thresholds were tightened in the May 1, 2009 Credit Agreement. The minimum interest coverage covenant was tightened due to the change in calculation, as we now include the cash interest for M-Foods Holdings, Inc. The terms and related calculations are defined in the Credit Agreement. The 2008 comparative calculations and thresholds are presented under the terms of our old agreement.

	Twelve Months Ended
	October 3, 2009		September 27, 2008
	(Unaudited, In thousands)
Calculation of Interest Coverage Ratio:
Consolidated EBITDA (1)	$214,488		$197,284
Adjusted Consolidated Interest Charges (2)	56,359		41,873
Interest Coverage Ratio (Ratio of EBITDA to interest charges)	3.81	x	4.71	x
Minimum Permitted Interest Coverage Ratio	2.25	x	2.75	x

Calculation of Leverage Ratio:
Funded Indebtedness (3)	$602,962		$612,500
Less: Cash and equivalents	(85,792)		(49,490)

	$517,170		$563,010
Consolidated EBITDA (1)	214,488		197,284
Leverage Ratio (Ratio of funded indebtedness less cash and equivalents to EBITDA)	2.41	x	2.85	x
Maximum Permitted Leverage Ratio	3.50	x	4.25	x

(1)	Consolidated EBITDA (earnings before interest expense, taxes, depreciation and amortization) is defined in the Credit Agreement as follows:

	Twelve Months Ended
	October 3, 2009	September 27, 2008
	(Unaudited, In thousands)
Net earnings	$63,232	$46,262
Interest expense, excluding amortization of financing costs	35,591	40,367
Amortization of financing costs	5,171	4,308
Income tax expense	32,508	22,665
Depreciation and amortization	67,034	74,832
Equity sponsor management fee	2,157	1,825
Expenses related to industrial revenue bonds guaranteed by certain of our subsidiaries	976	979
Other (a)	10,697	2,657

	217,366	193,895
Plus: Unrealized losses (gains) on swap contracts	(2,878)	3,389

Consolidated EBITDA, as defined in the Credit Agreement	$214,488	$197,284

(a)	Other reflects the following:

	Twelve Months Ended
	October 3, 2009	September 27, 2008
	(Unaudited, In thousands)
Non-cash compensation	$1,784	$2,094
Letter of credit fees	183	129
Other non-cash expenses (write-off of 2003 deferred financing costs)	3,171	—
Other non-recurring charges (b)	5,559	434

	$10,697	$2,657

(b)	Includes the $5.1 million charge related to the Feeser’s litigation fees and costs

(2)	Adjusted consolidated interest charges, as calculated in the Credit Agreement, was as follows:

	Twelve Months Ended
	October 3, 2009	September 27, 2008
	(Unaudited, In thousands)
Gross interest expense	$48,313	$46,181
Minus: Amortization of financing costs	6,975	4,308

Consolidated interest charges	41,338	$41,873

Plus: M-Foods Holdings, Inc. interest expense on 9.75% Subordinated Notes	15,021

Adjusted consolidated interest charges	$56,359

(3)	Funded Indebtedness was as follows:

	October 3, 2009	September 27, 2008
	(Unaudited, In thousands)
Term loans	$416,250	$427,300
Subordinated notes	150,050	150,050
Insurance bonds	1,330	1,330
Guarantee obligations (see debt guarantees described below)	17,259	19,636
Capital leases	8,969	4,666
Standby letters of credit (primarily our casualty insurance carrier, Liberty Mutual)	6,574	6,574
MFI Food Canada, Ltd. note payable	2,530	2,944

	$602,962	$612,500

We use EBITDA as a measurement of our financial results because we believe it is indicative of the relative strength of our operating performance, it is used to determine incentive compensation levels and it is a key measurement contained in the financial covenants of our indebtedness.

We have guaranteed, through our Waldbaum subsidiary, the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of three municipalities where we have food processing facilities. In May 2007, a $6.0 million bond financing was completed by one of the three municipalities, the City of Wakefield, Nebraska, at an annual interest rate of 8.22%, with such proceeds used for the construction of the wastewater treatment facility. The wastewater treatment facility became operational in early 2008. We are required to pay the principal and interest payments related to these bonds, which mature September 15, 2017. These bonds, along with the original $10.25 million guaranteed in September 2005, are included in current maturities of long-term debt and long-term debt. The remaining principal balance for all guaranteed bonds at October 3, 2009 was approximately $17.3 million.

In December 2008, we entered into a $15.6 million variable-rate lease agreement to fund a portion of the equipment purchases at our new potato products facility (see capital spending discussion below). As of October 3, 2009, we had borrowed $5.5 million on this facility. We anticipate full use of the lease by early 2010. On July 21, 2009, our Board of Directors approved obtaining up to $7.5 million of additional financing for equipment for the new potato products facility. This financing is expected to be finalized in the fourth fiscal quarter and fully drawn by year end.

Our parent, M-Foods Holdings, Inc., has outstanding 9.75% senior subordinated notes due October 1, 2013. The fully accreted balance of these notes as of October 3, 2009 was $154.1 million. Beginning October 1, 2009 M-Foods Holdings, Inc. began making semi-annual interest payments on the senior subordinated notes. As the sole wholly-owned subsidiary of M-Foods Holdings, Inc., we intend to provide our parent the funds sufficient to service these notes.

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

We invested approximately $45.9 million in capital expenditures in the nine months ended October 3, 2009. We plan to spend approximately $66 million on capital expenditures in 2009. A major new project is the replacement of the existing Northern Star potato plant in Minneapolis with a new plant in Chaska, Minnesota. The new building has been purchased and is being converted to a food processing facility that will have greater processing efficiencies and capacity than our existing facility. Upon completion of the Chaska, Minnesota plant we intend to sell the potato plant in Minneapolis. Our other spending continues to be focused on expanding capacity for higher value-added egg products, maintaining existing production facilities, and replacing tractors and trailers, among other projects. Capital spending in 2009 is expected to be funded by a combination of operating cash flows, capital lease and secured note financing. We expect these investments to improve manufacturing efficiencies, customer service and product quality.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There was no material change in our market risk during the nine months ended October 3, 2009. For additional information regarding our market risk, please refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended January 3, 2009.

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of October 3, 2009. Based on these evaluations, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective as of October 3, 2009.

b. Changes in internal controls

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 3, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Matters

In late 2008 and early 2009, some 22 class-action lawsuits were filed in various federal courts against us and several other defendants (producers of shell eggs, manufacturers of processed egg products, and egg industry organizations) alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and processed-egg products. Plaintiffs seek to represent nationwide classes of direct and indirect purchasers and allege that defendants conspired to reduce the supply of eggs by participating in animal husbandry, egg-export and other programs of various egg-industry associations. In December 2008, the Judicial Panel on Multidistrict Litigation ordered the transfer of all cases to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings. Subsequently, the direct-purchaser and indirect-purchaser plaintiffs each filed a Consolidated Amended Complaint (“CAC”). On April 30, 2009, we filed motions to be dismissed from each CAC, and joined other defendants in motions for dismissal of both CACs. As of November 13, 2009, there had been no ruling on these motions.

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

We are party to a suit brought by Feesers, Inc. against Sodexo (formerly Sodexho, Inc.) and us alleging violation of the Robinson-Patman Act. In 2006, we were awarded summary judgment by the United States District Court for the Middle District of Pennsylvania, but that judgment was reversed in 2007 by the U.S. Court of Appeals for the Third Circuit and the case was remanded to the District Court for fact-finding. A bench trial occurred in January 2008, and on April 27, 2009, the District Court ruled that we violated the Robinson-Patman Act because it found that we sold products to Feesers at prices that differed from the prices that we accorded to Sodexo (through its distributor) for the same products. No damages were sought or awarded in the case; the District Court issued an injunction prohibiting us from charging different prices to Feesers and Sodexo. We appealed the decision to the Third Circuit, which heard oral arguments on October 29, 2009. While the case does not involve damages, Feesers has petitioned the District Court to have its attorneys’ fees and costs paid by Sodexo and us. The District Court stayed Feesers’ fee petition pending appeals. We recorded a liability of $5.1 million in June 2009 relating to this claim for fees and cost reimbursement that is included in other liabilities and selling, general and administrative expenses.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
10.58	Employment Agreement dated October 23, 2009 by and among Michael Foods, Inc., James E. Dwyer, Jr. and Michael Foods Investors, LLC
10.59	Senior Management Class G Unit Subscription Agreement dated October 23, 2009 between Michael Foods Investors, LLC and James E. Dwyer, Jr.
10.60	Senior Management Class F Unit Subscription Agreement dated October 23, 2009 between Michael Foods Investors, LLC and Mark W. Westphal
10.61	Senior Management Class F Unit Subscription Agreement dated October 23, 2009 between Michael Foods Investors, LLC and Carolyn V. Wolski
10.62	Indemnity Agreement dated October 23, 2009 between Michael Foods, Inc. and James E. Dwyer, Jr.
10.63	Second Amendment to Michael Foods Investors, LLC Amended and Restated Limited Liability Company Agreement
10.64	Third Amendment to Michael Foods Investors, LLC Securityholders Agreement

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL FOODS, INC.

Date: November 13, 2009	By:	/S/ JAMES E. DWYER, JR.
James E. Dwyer, Jr.
(Chief Executive Officer and President)

	By:	/S/ MARK W. WESTPHAL
Mark W. Westphal
(Chief Financial Officer and Senior Vice President)