Form 10-K
period 2010-01-02
MICHAEL FOODS INC/NEW
filed 2010-03-25
CIK 1278679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The registrant’s common stock is not publicly traded. There were 3,000 shares of the registrant’s common stock outstanding as of March 25, 2010.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report (please see Item 1A – RISK FACTORS). Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-K include changes in domestic and international economic conditions. Additional risks and uncertainties include variances in the demand for our products due to consumer and industry developments, as well as variances in the costs to produce such products, including normal volatility in egg, feed, potato and cheese costs. If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

General

Michael Foods, Inc. and its subsidiaries (together, the “Company,” “we,” “us,” and “our”) is a diversified producer and distributor of food products in three areas—egg products, cheese and other dairy case products and potato products. Our parent company is M-Foods Holdings, Inc. (“Parent”). Our Egg Products Division produces and distributes egg products to the foodservice, retail and food ingredient markets. Our Potato Products Division processes and distributes refrigerated potato products to the foodservice and retail grocery markets in North America. Our Crystal Farms Division markets a broad line of refrigerated grocery products to U. S. retail grocery outlets, including branded and private-label cheese, shell eggs, bagels, butter, muffins, potato products and ethnic foods. Please see Note J to our consolidated financial statements for additional information about our business segments.

We have a strategic focus on value-added processing of food products. The strategy is designed to capitalize on key food industry trends, such as (i) the desire for improved safety and convenience, (ii) the focus by foodservice operators on reducing labor and waste, and (iii) the long-term trend toward food consumption away from home, which has been slowed somewhat by the current economic conditions. We believe our operational scale, product breadth and geographic scope make us an attractive and important strategic partner for our customers.

Egg Products Division

The Egg Products Division, comprised of our wholly owned subsidiaries M. G. Waldbaum Company (“Waldbaum”), Papetti’s Hygrade Egg Products, Inc. (“Papetti’s”), Abbotsford Farms, Inc., and MFI Food Canada Ltd., produces, processes and distributes numerous egg products and shell eggs. Collectively, the entities are also referred to as the Michael Foods Egg Products Company. We believe that our Egg Products Division is the largest processed egg products producer and one of the largest egg producers in North America. Principal value-added egg products are ultrapasteurized, extended shelf-life liquid eggs (“Easy Eggs®” and “Excelle™”), egg white based egg products (“Better ‘n Eggs®” and “All Whites®”), and hardcooked and precooked egg products (“Table Ready®”). Other egg products include frozen, liquid and dried egg whites, yolks and whole eggs, and various organic and cage free egg products. We believe our Egg Products Division is the largest supplier of extended shelf-life liquid eggs, precooked egg patties and omelets, dried eggs and hardcooked eggs in North America and is a leading supplier of frozen and liquid whole eggs, whites and yolks.

Our Egg Products Division distributes its egg products to food processors and foodservice customers primarily throughout North America, with limited international sales in the Far East, South America and Europe. The largest selling product line within the Division, which is extended shelf-life liquid eggs, and other egg products are marketed to a wide variety of foodservice and food ingredients customers. The Division also is a leading supplier of egg white-based egg products sold in the U.S. retail and foodservice markets. Most of the Division’s annual shell egg sales are made to our Crystal Farms Division.

In 2009, the Division derived approximately 98% of net sales from egg products, with 2% of net sales coming from shell eggs. Pricing for shell eggs and certain egg products in the United States and Canada reflects levels reported by Urner Barry Spot Egg Market Quotations (“Urner Barry”), a recognized industry publication. Prices of certain higher value-added products, such as precooked, extended shelf-life liquid eggs, low/no cholesterol, natural/organic and cage free eggs, typically are not significantly affected by Urner Barry quoted price levels. Prices for the Division’s other products, including short shelf-life liquid, certain dried and frozen products and, particularly, shell eggs, are affected by market prices as reported by Urner Barry. Approximately 67% of the Egg Products Division’s annual net sales come from higher value-added egg products, such as extended shelf-life liquid and precooked products, with the remainder coming from products mainly used in the food ingredients market and shell eggs.

The Division’s principal egg processing plants are located in New Jersey, Minnesota, Nebraska, Pennsylvania, Iowa, Wisconsin and Manitoba, Canada. Certain of the Division’s facilities are fully integrated from the production and maintenance of laying flocks through the processing of egg products. In 2009, approximately 26% of the Division’s egg needs were satisfied by production from our owned hens, with the balance being purchased under third-party egg procurement contracts and in the spot market. The cost of eggs from our owned facilities is largely dependent upon the cost of feed. Additionally, for an increasing portion of eggs purchased under third-party egg procurement contracts, the egg cost is determined by the cost of feed, as the contracts are priced using a formula based upon the underlying feed costs. For the remaining portion of eggs purchased under third-party egg procurement contracts and for eggs purchased in the spot market, the egg cost is determined by normal market forces. Such costs are largely determined by reference to Urner Barry quotations. Historically, feed costs have generally been less volatile than have egg market prices, and internally produced eggs generally have been lower in cost than externally sourced eggs. Key feed costs, such as corn and soybean meal costs, are partially hedged through the use of futures and other purchase contracts. There is no market mechanism for hedging egg prices.

The Division has endeavored to moderate the effects of egg market commodity factors through an emphasis on value-added products. Further, the Division attempts to match market-affected egg sourcing with the production of egg products whose selling prices are also market-affected, and cost-affected egg sourcing, as best can be managed, with higher value-added products priced over longer terms, generally 6-12 months. The former typically allows the Division to realize a modest processing margin on such sales, even though there are notable commodity influences on both egg sourcing costs and egg products pricing, each changing as frequently as daily. Pricing of shell eggs is also typically affected by seasonal demand related to increased consumption during holiday periods.

Crystal Farms Division

Our Crystal Farms Division, comprised of our wholly owned subsidiaries Crystal Farms Refrigerated Distribution Company and Wisco Farm Cooperative, markets a wide range of refrigerated grocery products directly to retailers and wholesale warehouses. We believe that the Division’s strategy of offering quality branded products at a good value relative to national brands has contributed to the Division’s growth. These distributed refrigerated products, which consist principally of cheese, shell eggs, bagels, butter, muffins, potato products and ethnic foods, are supplied by various vendors, or our other divisions, to Crystal Farms’ specifications. Cheese accounted for approximately 71% of the Division’s 2009 sales. While we do not produce cheese, we operate a cheese packaging facility in Lake Mills, Wisconsin, which processes and packages various cheese products for our Crystal Farms brand cheese business and for various private-label customers.

The Division has expanded its market area using both company-owned and leased facilities and independent distributors. The Division’s market area is the United States, with a large customer concentration in the central United States. Over 11,000 retail stores carry the Division’s products. A majority of these retail stores are served via customers’ warehouses. The Division maintains a fleet of refrigerated tractor-trailers to deliver products daily to its retail customers from nine distribution centers centrally located in its key marketing areas.

Potato Products Division

Refrigerated potato products are produced and sold by our wholly owned subsidiaries Northern Star Co. (“Northern Star”) and Farm Fresh Foods, Inc. (“Farm Fresh”) to both the foodservice and retail markets. This Division’s products consist of shredded hash browns and diced, sliced, mashed and other specialty potato products. In 2009, approximately 50% of the Potato Products Division’s net sales were to the foodservice market, with the balance to the retail market.

The Division maintains its main processing facility in Minnesota, with a smaller facility located in Nevada. The Division typically purchases approximately 90%-95% of its annual potato requirements from contract producers. The balance of potato requirements are purchased in the spot market. The Division maintains a high percentage of its contracted supply from irrigated fields and also has geographical diversification of its potato sources. However, weather remains an important factor in determining raw potato prices and quality. Variations in the purchase price and/or quality of potatoes can affect the Potato Products Division’s operating results.

Sales, Marketing and Customer Service

Each of our three divisions has developed a marketing strategy that emphasizes high quality products and customer service. An internal sales group at Michael Foods, Inc., coordinates the foodservice sales of the Egg Products and Potato Products Divisions, primarily for national and regional accounts, and is supported by a centralized order entry and customer service staff. A group of foodservice brokers is used by us to supplement its internal sales efforts. Furthermore, the Egg Products Division maintains a small sales group which handles certain food ingredient and international egg product sales. The sales activities related to our nationally branded egg and potato retail products are executed by the Crystal Farms Division’s direct sales personnel and brokers to affect a more efficient retail selling effort. Our foodservice marketing staff executes egg and potato products marketing plans in the foodservice market. A separate retail marketing staff executes plans for national retail egg and potato products brands and Crystal Farms, utilizing additional resources from outside marketing and advertising agencies and consultants as needed.

The Crystal Farms Division’s internal and external sales personnel obtain orders from retail stores for next-day delivery, and warehouse accounts for delivery usually within 14 days. This Division’s marketing efforts are primarily focused on in-store, co-op, and select media advertising programs, which are executed with grocers on a market-by-market basis.

Customers

The Egg Products Division has long-standing preferred supplier relationships with many of its customers. Our customers include many of the major broad-line foodservice distributors and national restaurant chains that serve breakfast. As the largest processed egg producer in the industry, we offer our customers a broad product selection, large-scale multi-plant manufacturing capabilities and specialized service. The Egg Products Division’s major customers in each of its market channels include leading foodservice distributors, with Sysco Corporation and U.S. Foodservice accounting for more than 10% of our consolidated 2009 net sales. Some of the Division’s other major customers are national restaurant chains, major retail grocery store chains and major food processors.

The Crystal Farms Division has customer relationships with large food store chains that rely on us to deliver a variety of dairy case products in a timely and efficient manner. The Division serves over 11,000 retail locations, inclusive of stores receiving products through warehouse delivery. SUPERVALU, the grocery industry’s largest distributor, was Crystal Farms’ largest customer in 2009 and accounted for more than 10% of the Division’s 2009 net sales.

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

The egg-processing industry is particularly competitive, owing to the large number of national players, the wide variety of product offerings, and the fact that egg products compete in the first instance with shell eggs. Cargill Kitchen Solutions, a division of Cargill, Incorporated, is our largest higher value-added egg products competitor. We also compete with other egg products processors, including Sonstegard Foods Company, Rose Acre Farms, Inc., Echo Lake Farm Produce, Rembrandt Enterprises, Inc. and ConAgra Foods, Inc.

The Crystal Farms Division competes with the refrigerated products of larger suppliers such as Kraft Foods, Inc., Dairy Farmers of America, Sargento Foods, Inc., and Sorrento Lactalis, Inc. We position Crystal Farms products as an alternative mid-priced brand, operating at price points below national brands and above store (private-label) brands. Crystal Farms’ emphasis on a high level of service and lower-priced branded products has enabled it to compete effectively with larger national-brand companies.

Through our Potato Products Division, we were the first company to introduce nationally branded refrigerated potato products in the late 1980s to the United States’ foodservice and retail markets. We believe we are the largest processor and distributor of refrigerated potato products in the U.S. The Potato Products Division’s major retail competitors are Shedd’s Country Crock Side Dishes (licensed by Unilever N. V. to Hormel Foods Corp.), Bob Evans Farms, Inc. and Reser’s Fine Foods, Inc. Other competitors include smaller local and regional processors, including I&K Distributors, Inc. (Yoder’s) and Naturally Potatoes in the foodservice sector. Certain companies, such as Ore-Ida Foods, Inc. (a subsidiary of H. J. Heinz Co.) and Lamb-Weston, Inc. (a subsidiary of ConAgra Foods, Inc.), sell frozen versions of potato products that are sold by the Division in refrigerated form.

Proprietary Technologies and Trademarks

We use a combination of patent, trademark and trade secrets laws to protect the intellectual property for our products. We own patents and have exclusive license agreements for several patents and technologies.

The Egg Products Division maintains numerous trademarks and/or trade names for its products, including “Michael Foods™,” “Better ‘n Eggs®,” “All Whites®,” “Papetti’s®,” “Quaker State Farms®,” “Broke N’ Ready®,” “Abbotsford Farms®,” “Inovatech®”, “Excelle™”, “Trilogy™” and “Emulsa®”.” Ultrapasteurized liquid eggs are marketed using the “Easy Eggs®” trade name and hardcooked and precooked egg products are marketed using the “Table Ready®” trade name. Crystal Farms Division products are marketed principally under the “Crystal Farms™” trade name. Other Crystal Farms Division trademarks include “Crescent Valley®”, “Westfield Farms®”, and “David’s Deli®.” Within the Potato Products Division, we market our refrigerated potato products to foodservice customers under a variety of brands, including “Northern Star™” and “Farm Fresh™.” The “Simply Potatoes®” and “Diner’s Choice®” brands are used for retail refrigerated products.

Food Safety

We take extensive precautions to ensure the safety of our products. In addition to routine inspections by state and federal regulatory agencies, including continuous United States Department of Agriculture (“USDA”) inspection of many facilities, we have instituted quality systems plans in each of our divisions which address topics such as supplier control; ingredient, packaging and product specifications; preventive maintenance; pest control and sanitation. Each of our facilities also has in place a hazard analysis critical control points plan which identifies critical pathways through which contaminants may enter our facilities and mandates control measures that must be used to prevent, eliminate or reduce all relevant food-borne hazards. Each of our divisions has also instituted a product recall plan, including lot identifiability and traceability measures that allows us to act quickly to reduce the risk of consumption of any product that we suspect may be a problem.

We maintain general liability insurance, including product liability coverage, which we believe to be sufficient to cover potential product liabilities.

Government Regulation

All of our divisions are subject to federal, state and local government regulations relating to grading, quality control, product branding and labeling, waste disposal and other aspects of their operations. Our divisions are also subject to USDA and Food and Drug Administration (“FDA”) regulation regarding grading, quality, labeling and sanitary control. Our Egg Products Division processing plants that break eggs, and some of our other egg processing operations, are subject to continuous on-site USDA inspection. All of our other processing plants are subject to periodic inspections by the USDA, FDA and/or state regulatory authorities, such as departments of agriculture.

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

We have made, and will continue to make, expenditures to ensure environmental compliance. For example, in early 2008 we completed a new mechanical wastewater treatment facility in Wakefield, Nebraska.

Many of our facilities discharge wastewater pursuant to wastewater discharge permits. We dispose of our waste from our internal egg production primarily by transferring it to farmers for use as fertilizer. We dispose of our solid waste from potato processing by transferring it to a processor who converts it to animal feed.

Employees

At January 2, 2010, we had 3,762 employees. The Egg Products Division had 2,548 full-time and 249 part-time employees, none of whom are represented by a union. The Potato Products Division employed 313 persons, 223 of whom were represented by the Bakery, Laundry, Allied Sales Drivers and Warehousemen Union, which is affiliated with the Teamsters. The Crystal Farms Division employed 421 persons, none of whom are represented by a union. Our corporate, sales, supply chain logistics and information systems groups collectively had 231 employees. We believe our employee relations to be good.

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

ITEM 1A—RISK FACTORS

Our operating results are significantly affected by egg, potato and cheese market prices, the prices of other raw materials, such as grain, which can fluctuate widely, and energy and energy related costs.

Our operating results are affected by egg, potato and cheese prices and the prices of corn and soybean meal, which are the primary feedstock used in the production of eggs. Historically, the prices of these raw materials have fluctuated widely. Changes in the price of such items may have a material adverse effect on our business, prospects, and results of operations or financial condition. In general, the pricing of eggs is affected by an inelasticity of supply and demand, often resulting in small changes in production or demand having a large effect on prices. Historically, our operating profit has been, at times, adversely affected when egg and grain prices rise significantly. In addition, our operating profit has historically been negatively affected during extended periods of low egg prices. We can experience similar negative effects on our results of operations because of increases in the price of potatoes and cheese. Although we can take steps to mitigate the effects of changes to our raw material costs, fluctuations in prices are outside of our control. For example, the prices of corn and soybean meal rose dramatically from the summer of 2006 through the summer of 2008. We viewed much of the corn price rise as relating to significant incremental demand from ethanol producers. With the rapid rise in grain costs, we were unable to adjust our egg products selling prices rapidly and extensively enough to offset the significant raw material cost increases in those years. Our operating results can also be affected by other input costs such as energy and energy related costs. While we endeavor to keep our selling prices in-line with our input costs, we are not always able to do so and this may result in abnormally low operating profit margins for extended periods of time.

We produce and distribute food products that are susceptible to microbial contamination.

Many of our food products, particularly egg products, are vulnerable to contamination by disease producing organisms, or pathogens, contained in food, such as Salmonella, which are found in the environment. Shipment of adulterated products, even if inadvertent, is typically a violation of law and may lead to an increased risk of exposure to product liability claims (as discussed below), product recalls and increased scrutiny by federal and state regulatory agencies. Any shipment of adulterated products may have a material adverse effect on our reputation, business, prospects, results of operations and financial condition. The risk may be controlled, but not eliminated, by adherence to good manufacturing practices and finished product testing. Also, products purchased from others for repacking or distribution may contain contaminants that may be inadvertently redistributed by us. Once contaminated products have been shipped for distribution, illness and death may result if the pathogens are not eliminated by thorough processing and cooking at the foodservice or consumer level.

As a result of selling food products, we face the risk of exposure to product liability claims.

We face the risk of exposure to product liability claims and adverse public relations in the event that our quality control procedures fail and the consumption of our products cause injury or illness. If a product liability claim is successful, our insurance may not be adequate to cover all liabilities we may incur, and we may not be able to continue to maintain such insurance, or obtain comparable insurance at a reasonable cost, if at all. We generally seek contractual indemnification and insurance coverage from parties supplying us products, but this indemnification or insurance coverage is limited by the creditworthiness of the indemnifying party, and their insurance carriers, if any, as well as the limits of any insurance provided by suppliers. We believe we have adequate product liability coverage but if we did not have adequate insurance or contractual indemnification available, product liability claims relating to defective products could have a material adverse effect on our business reputation and earnings. In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could have a material adverse effect on our reputation with existing and potential customers and on our business, prospects, results of operations and financial condition.

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

Competition in each of the categories of the food industry within which we operate is notable. Increased competition against any of our products could result in price reduction, reduced margins and loss of market share, which could negatively affect our business, prospects, results of operations and financial condition. In particular, we compete with major companies such as Cargill, Incorporated, Kraft Foods, Inc., Hormel Foods Corp. and ConAgra Foods, Inc. Each of these companies has substantially greater financial resources, name recognition, research and development, marketing and human resources than we have. In addition, our competitors may succeed in developing new or enhanced products which could be preferred over our products. These companies may also prove to be more successful than we are in marketing and selling these products. We may not be able to compete successfully with any or all of these companies.

Our largest customers have historically accounted for a significant portion of our net sales volume. Accordingly, our business may be adversely affected by the loss of, or reduced purchases by, one or more of our large customers.

Our largest customers have historically accounted for a significant portion of the net sales volume of each of our three divisions. If, for any reason, one of our key customers were to purchase significantly less of our products in the future or were to terminate its purchases from us altogether, and we are not able to sell our products to new customers at comparable or greater levels, our business, prospects, financial condition and results of operations may be materially adversely effected. This concentration of sales to these customers increases the risk that if one, or more, large customers encounter financial difficulties, especially during economic recession, it may impact our associated accounts receivable.

Trademarks and patents have historically been important to our business. The loss or expiration of a patent, whether licensed or owned, or the loss of any registered trademark, could negatively impact our ability to produce and sell the products associated with such patent or trademark, which could have a material adverse effect on our sales volume and net income.

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

Our manufacturing, processing, packaging, storage, distribution and labeling of food products are subject to extensive federal, state and local regulation, including regulation by the FDA, the USDA, and various health and agricultural agencies. Some of our facilities are subject to continuous on-site inspections. Applicable statutes and regulations governing food products include rules for identifying the content of specific types of foods, the nutritional value of that food and its serving size. Many jurisdictions also provide that food manufacturers adhere to good manufacturing practices (the definition of which may vary by jurisdiction) with respect to production processes, which include proper personal hygiene, wearing and proper handling of company-issued uniforms and footwear, using footbaths, proper hand washing procedures, proper storage of equipment, not wearing jewelry, not eating or drinking in production areas, and not carrying objects above the waist so as to prevent anything from falling into products. In addition, our production and distribution facilities are subject to various federal, state and local environmental and workplace regulations. Failure to comply with all applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, and criminal sanctions, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, compliance with current or future laws or regulations could require us to make material expenditures or otherwise adversely affect the way we operate our business, our prospects, results of operations and financial condition.

We may incur unexpected costs associated with compliance with environmental regulations.

We are subject to federal, state, and local environmental requirements, including those governing discharges to air and water, the management of hazardous substances, the disposal of solid and hazardous wastes, and the remediation of contamination. If we do not fully comply with environmental regulations, or if a release of hazardous substances occurs at or from one of our facilities, we may be subject to penalties and fines, and/or be held liable for the cost of remedying the condition. The operational and financial effects associated with compliance with the variety of environmental regulations could require us to make material expenditures or otherwise adversely affect the way we operate our business and our prospects, results of operations and financial condition.

Extreme weather conditions, disease (such as avian influenza) and pests could harm our business.

Many of our business activities are subject to a variety of agricultural risks. Unusual weather conditions, disease and pests can materially and adversely affect the quality and quantity of the raw materials we use and, hence, the food products we produce and distribute. In particular, avian influenza occasionally affects the domestic poultry industry, leading to hen deaths. A virulent form of avian influenza emerged in Southeast Asia over the past several years and has spread elsewhere in the Eastern Hemisphere in recent years. It has caused deaths in wild bird populations and, in limited instances, domesticated fowl flocks. It has also been linked to illness and death among some persons who have been in contact with diseased fowl. It is unclear if this form of avian influenza will manifest itself in North America, or if sheltered flocks, such as ours, have significant exposure risk. However, to protect against this risk, we have intensified biosecurity measures at our layer locations. Weather, disease and pest matters could affect a substantial portion of our production facilities in any year and could have a material adverse effect on our business, prospects, and results of operations or financial condition.

Ability to fund debt and maintain debt instruments covenant compliance.

We believe that, based on current levels of operations, we will be able to meet our debt service and other obligations when due and maintain compliance with our covenants. Significant assumptions underlie this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. If our future cash flows from operations and other capital resources are insufficient to pay our obligations as they mature or we fail to comply with our debt covenants, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the subordinated notes, on or before maturity. We cannot assure our investors that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including the senior subordinated notes and the credit agreement, may limit our ability to pursue any of these alternatives.

ITEM 1B—UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2—PROPERTIES

FACILITIES

Corporate. We maintain leased space for our corporate headquarters in suburban Minneapolis, Minnesota. Leased space within the same building houses the headquarters, financial and administrative service staffs of the Egg Products, Potato Products and Crystal Farms divisions, as well as our customer service, distribution, sales, marketing and information services groups. This lease expires in 2013 and the annual base rent is approximately $1,020,000.

Egg Products Division. The following table summarizes information relating to the primary facilities of our Egg Products Division:

Location	Principal Use	Size (square feet)	Owned/Leased	Lease Expiration	Annual Payments
Elizabeth, New Jersey (a)	Processing	75,000	Leased	2012	$583,000
Elizabeth, New Jersey (a)	Processing	125,000	Leased	2012	911,000
Bloomfield, Nebraska	Processing	80,000	Owned	—	—
LeSueur, Minnesota	Processing	29,000	Owned	—	—
Wakefield, Nebraska	Processing	380,000	Owned	—	—
Klingerstown, Pennsylvania (b)	Processing and Distribution	158,000	Leased	2017	681,000
Lenox, Iowa	Processing and Distribution	151,000	Owned	—	—
Gaylord, Minnesota	Processing and Distribution	230,000	Owned	—	—
Elizabeth, New Jersey (a)	Distribution	80,000	Leased	2012	648,000
Bloomfield, Nebraska	Egg Production	619,000	Owned	—	—
Wakefield, Nebraska	Egg Production	658,000	Owned	—	—
LeSueur, Minnesota	Egg Production	345,000	Owned	—	—
Gaylord, Minnesota	Egg Production	349,000	Owned	—	—
Gaylord, Minnesota	Pullet Houses	130,000	Owned	—	—
Wakefield, Nebraska	Pullet Houses	432,000	Owned	—	—
Plainview, Nebraska	Pullet Houses	112,000	Owned	—	—
Winnipeg, Manitoba (c)	Processing	102,000	Capital Lease	2012	533,000
Winnipeg, Manitoba (c)	Processing	32,000	Leased	2013	147,000
St. Marys, Ontario (c)	Processing	42,000	Capital Lease	2012	302,000
Mississauga, Ontario (c)	Distribution	8,000	Leased	2011	53,000
Montreal, Quebec (d)	Office space	700	Leased	2010	15,000
Abbotsford, Wisconsin	Processing	20,000	Owned	—	—

(a)	There is a five year extension available on these leases.
(b)	There is a ten year and a five year extension available on this lease.
(c)	There are four five year extensions available on these leases. The St. Marys, Ontario plant closed as of March 31, 2007, but remains under lease. See Note G to our consolidated financial statements.
(d)	This lease renews annually.

The Egg Products Division also owns or leases, primarily for egg production operations, approximately 1,600 acres of land in Nebraska and Minnesota.

Potato Products Division. The Potato Products Division owns a processing plant and land located in Minneapolis, Minnesota, consisting of approximately 162,000 square feet of production area. This Division leases a building in North Las Vegas, Nevada, consisting of approximately 31,000 square feet. This lease expires in 2011 and we have the option to extend the lease for two successive five year periods. The annual payment amount on this lease is approximately $388,000. The division purchased a 230,000 square foot building in Chaska, Minnesota in December 2008. This building has been converted into a potato products plant, with initial production occurring in 2010 and is expected to offer more efficient production output and incremental capacity, which the Division needs to expand its sales. We plan to close the Minneapolis plant once the new plant is fully functional.

Crystal Farms Division. The Crystal Farms Division leases office space in suburban Minneapolis and several small warehouses across the United States. The leases expire between 2010 and 2012. The annual base rent for all of the leases is approximately $135,000. The Division owns a distribution center located near LeSueur, Minnesota, which is approximately 33,000 square feet. The Division also owns and operates an 85,000 square foot refrigerated warehouse with offices and a 30,000 square foot cheese packaging facility on a 13-acre site in Lake Mills, Wisconsin.

The total annual lease payments for the facilities described above is approximately $5.4 million. The leases for these facilities have varying length terms ranging from month-to-month to 2017. We believe that our owned and leased facilities, together with budgeted capital projects in each of our three operating divisions, are adequate to meet anticipated requirements for our current lines of business for the foreseeable future. All of our owned property is pledged to secure repayment of our credit agreement.

For additional information on contractual obligations relating to operating leases see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

ITEM 3—LEGAL PROCEEDINGS

In late 2008 and early 2009, some 22 class-action lawsuits were filed in various federal courts against us and approximately 20 other defendants (producers of shell eggs, manufacturers of processed egg products, and egg industry organizations) alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and processed-egg products. Plaintiffs seek to represent nationwide classes of direct and indirect purchasers, and allege that defendants conspired to reduce the supply of eggs by participating in animal husbandry, egg-export and other programs of various egg-industry associations. In December 2008, the Judicial Panel on Multidistrict Litigation ordered the transfer of all cases to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings. We currently have two motions to dismiss pending before the Court: (1) a motion to dismiss the direct-purchaser plaintiffs’ Second Consolidated Amended Complaint against Michael Foods, Inc.; and (2) a motion to dismiss the indirect-purchaser plaintiffs’ Consolidated Amended Complaint against Michael Foods, Inc. and subsidiary Papetti’s Hygrade Egg Products, Inc. We are also a party to various other motions, filed by multiple defendants, to dismiss portions of the complaints. A decision on these motions is not expected until June 2010 or later.

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

We and Sodexo (formerly Sodexho, Inc.) were named as defendants in a suit commenced in 2004 by Feesers, Inc., alleging violation of the Robinson-Patman Act. In 2006, we were awarded summary judgment by the United States District Court for the Middle District of Pennsylvania; that judgment was reversed in 2007 by the U.S. Court of Appeals for the Third Circuit and the case was remanded to the District Court for fact-finding. Following a bench trial in January 2008, the District Court ruled on April 27, 2009 that we violated the Robinson-Patman Act because it found that certain of our products were sold to Feesers and Sodexo at different prices. No damages were sought or awarded in the case; the District Court issued an injunction prohibiting us from charging different prices to Feesers and Sodexo. We appealed the District Court’s decision to the Third Circuit; on January 7, 2010, the Third Circuit reversed the District Court and directed that judgment be entered in favor of Sodexo and us. On January 21, 2010, Feesers petitioned the Third Circuit for a rehearing en banc; the third circuit denied the petition on March 4, 2010. Following the District Court’s ruling on April 27, 2009, Feesers petitioned to have its attorneys’ fees and costs paid by Sodexo and us; we recorded a liability of $5.1 million in June 2009 relating to the fees petition. Based on the latest ruling, that liability was reversed in the fourth quarter of 2009.

In addition, we are from time to time party to litigation, administrative proceedings and union grievances that arise in the ordinary course of business, and occasionally pay non-material amounts to resolve claims and alleged violations of regulatory requirements. There is no pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on our operations or financial condition.

We cannot predict what, if any, impact these matters and any results from such matters could have on future results of operations.

ITEM 4—RESERVED

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Our common equity is not traded in any market. We had one holder of our common equity as of March 25, 2010. No securities are authorized for issuance under equity compensation plans. No unregistered sales of securities were made during 2009.
(b)	Not applicable.
(c)	Not applicable.

ITEM 6—SELECTED FINANCIAL DATA

The following table sets forth selected consolidated historical financial data for the years ended January 2, 2010, January 3, 2009, December 29, 2007, December 30, 2006 and December 31, 2005. The data presented below was derived from the Company’s Consolidated Financial Statements. This information should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included elsewhere herein and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands)	2009	2008	2007	2006	2005
Statement of Earnings Data
Net sales	$1,542,779	$1,804,373	$1,467,762	$1,247,348	$1,242,498
Cost of sales	1,241,613	1,528,420	1,223,416	1,016,832	1,005,418

Gross profit	301,166	275,953	244,346	230,516	237,080
Selling, general and administrative expenses	145,883	165,938	147,375	133,287	130,833
Plant closing expenses	—	—	1,525	3,139	—

Operating profit	155,283	110,015	95,446	94,090	106,247
Interest expense, net	44,338	42,008	52,490	55,928	47,119
Loss on early extinguishment of debt	3,237	—	—	—	5,548

Earnings before income taxes and equity in losses of unconsolidated subsidiary	107,708	68,007	42,956	38,162	53,580
Income tax expense	38,244	21,129	15,391	16,294	14,266

Earnings before equity in losses of unconsolidated subsidiary	69,464	46,878	27,565	21,868	39,314
Equity in losses of unconsolidated subsidiary	—	—	—	2,713	455

Net earnings	$69,464	$46,878	$27,565	$19,155	$38,859

At Period End
Balance Sheet Data
Working capital	$173,961	$157,128	$94,581	$78,358	$79,923
Total assets	1,306,866	1,298,858	1,273,861	1,263,763	1,333,576
Long-term debt, including current maturities	553,037	597,384	601,783	645,794	709,723
Shareholder’s equity	478,362	403,988	360,089	324,794	304,015

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

General

Overview. We are a producer and distributor of egg products to the foodservice, retail and food ingredient markets. We are also a producer and distributor of refrigerated potato products to the foodservice and retail grocery markets. Additionally, we distribute refrigerated food items, primarily cheese and other products sold in the dairy case, to the retail grocery market, predominantly in the central United States. We focus our growth efforts on the specialty sectors within our food categories and strive to be a market leader in product innovation and efficient production. We have a strategic focus on value-added processing of food products, which is designed to capitalize on key food industry trends, such as (i) the desire for improved safety and convenience, (ii) the focus by foodservice operators on reducing labor and waste, and (iii) the long-term trend toward food consumption away from home, which has been slowed somewhat by the current economic conditions. We believe our operational scale, product breadth and geographic scope make us an attractive and important strategic partner for our customers, which include foodservice distributors, major restaurant chains, food ingredient companies and the retail grocery market.

Acquisitions/Joint Ventures. We have focused, in recent years, on making small acquisitions that expand our current product offerings and/or geographic scope and broaden our technological expertise. We continue to evaluate potential acquisitions and they remain a part of our growth plans. Effective January 11, 2008, we purchased the assets of Mr. B’s of Abbotsford, Inc. and related entities for $8.7 million. The acquisition of Mr. B’s of Abbotsford, Inc., renamed Abbotsford Farms, Inc. in 2009, a processor of organic and cage-free egg products, expanded our presence in the specialty egg products market.

Commodity Risk Management. Our principal exposure to market risks that may adversely affect our results of operations and financial position include changes in future commodity prices and interest rates. We seek to minimize or manage these market risks through normal operating and financing activities and through the use of commodity futures contracts, when appropriate. We do not trade or use instruments with the objective of earning financial gains on commodity prices, nor do we use instruments where there are not underlying exposures. See “—Market Risk —Commodity Hedging—Commodity Risk Management.”

Results of Operations

The following table summarizes the historical results of our divisional operations and such data as a percentage of total net sales. The information contained in this table should be read in conjunction with “Item 6—Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	2009		2008		2007
	$	%	$	%	$	%
	(In thousands)
Statement of Earnings Data:
External net sales:
Egg products division	1,046,791	67.9	1,265,641	70.1	1,014,588	69.1
Potato products division	119,219	7.7	125,059	6.9	119,033	8.1
Crystal Farms division	376,769	24.4	413,673	23.0	334,141	22.8

Total net sales	1,542,779	100.0	1,804,373	100.0	1,467,762	100.0
Cost of sales	1,241,613	80.5	1,528,420	84.7	1,223,416	83.4

Gross profit	301,166	19.5	275,953	15.3	244,346	16.6
Selling, general and administrative expenses	145,883	9.5	165,938	9.2	147,375	10.0
Plant closing expenses	—	—	—	—	1,525	0.1

Operating profit (loss):
Egg products division	133,162	8.6	95,442	5.3	75,539	5.1
Potato products division	710	0.0	13,719	0.8	18,941	1.3
Crystal Farms division	34,823	2.3	17,267	0.9	11,495	0.8
Corporate	(13,412)	(0.9)	(16,413)	(0.9)	(10,529)	(0.7)

Total operating profit	155,283	10.1	110,015	6.1	95,446	6.5

Interest expense, net	44,338	2.9	42,008	2.3	52,490	3.6

Net earnings	69,464	4.5	46,878	2.6	27,565	1.9

Results for the Year Ended January 2, 2010 Compared to results for the Year Ended January 3, 2009

Net Sales. Net sales for 2009 decreased $261.6 million, or 14.5%, to $1,542.8 million from $1,804.4 million in 2008. The decreased net sales reflected volume declines of 6.5% primarily due to volume decreases in foodservice and food ingredient egg products as a result of the economic slowdown and, to a lesser extent, the impact of the Potato Products Division voluntary recall of retail cut potato products and increased competition. Commodity prices have also declined, resulting in net sales reductions exceeding volume reductions. The decrease in sales was also affected by the $19 million of sales associated with the additional 53rd week in 2008.

Egg Products Division Net Sales. Egg Products Division external net sales for 2009 decreased $218.8 million, or 17%, to $1,046.8 million from $1,265.6 million in 2008. External net sales in 2009 decreased for all of our egg product categories as compared to 2008. Overall, the division’s unit sales decreased by 8% in 2009, as compared to 2008, mainly due to weak economic conditions and increased competition. Pricing decreased in most categories, reflecting lower egg, corn and soybean meal markets as compared to 2008, resulting in lower market-related pricing.

Potato Products Division Net Sales. Potato Products Division external net sales for 2009 decreased $5.9 million, or 5%, to $119.2 million from $125.1 million in 2008. On February 20, 2009, we voluntarily recalled certain varieties of our retail cut potato products manufactured in early January at our Minneapolis plant. The Potato Products Division, in both the foodservice and retail markets, unit sales were impacted by the voluntary recall. The division’s unit sales decreased 8% in 2009, due to decreased volumes in the foodservice market, reflecting reduced demand due to weak economic conditions, and the February voluntary recall.

Crystal Farms Division Net Sales. Crystal Farms Division external net sales for 2009 decreased $36.9 million, or 9%, to $376.8 million from $413.7 million in 2008. This decrease was due primarily to pricing actions taken as a result of lower cheese costs, as compared to 2008 when the market saw significantly higher cheese costs. Branded cheese net sales declined 9% despite volume growth of 2%, year-over-year. Unit sales for distributed products (excluding shell eggs) increased 6% in 2009, primarily reflecting growth in branded and private-label cheese.

Gross Profit. Gross profit for 2009 increased $25.2 million, or 9%, to $301.2 million from $276.0 million in 2008. Our gross profit margin increased to 19.5% in 2009 as compared to 15.3% in 2008. The higher gross profit margin percentage reflected a $16.6 million decrease in depreciation related to plant assets. The plant assets re-valued at the time of our 2003 private equity transaction became fully depreciated by the end of 2008. The gross profit margin increase also reflected improved gross margin contributions from the Crystal Farms Division and the Egg Products Division, as pricing came more in line with costs, as compared to 2008. Offsetting those margin contributions were declines in the Potato Products Division due to increased raw material and manufacturing costs, and the impact of the February 2009 voluntary recall of retail cut potato products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2009 decreased $20.0 million, or 12%, to $145.9 million from $165.9 million in 2008. The decrease was due primarily to decreases in compensation, depreciation, legal and sales and marketing costs compared to those incurred in 2008, including a $7.6 million reduction in marketing expense due to changes in marketing programs recorded in net sales in 2009 compared to selling expense in 2008.

Operating Profit. Operating profit for 2009 increased $45.3 million, or 41%, to $155.3 million from $110.0 million in 2008, due to the increased gross profits and reduced selling, general and administrative expenses discussed above.

Egg Products Division Operating Profit. Egg Products Division operating profit for 2009 increased $37.8 million, or 40%, to $133.2 million from $95.4 million in 2008. Operating profits for egg products increased, reflecting our continued focus on moving our customers to more convenient, higher margin value-added products, offset by shell eggs pricing declines coinciding with lower Urner Barry markets and an intense competitive environment.

Potato Products Division Operating Profit. Potato Products Division operating profit for 2009 decreased $13.0 million, or 95%, to $0.7 million, compared to $13.7 million in 2008. The decrease in operating profit reflected increases in raw material and manufacturing costs, and the costs associated with the February 2009 voluntary recall.

Crystal Farms Division Operating Profit. Crystal Farms Division operating profit for 2009 increased $17.5 million, or 102%, to $34.8 million from $17.3 million in 2008. Operating profits improved mainly due to increases in volumes and gross margin for the cheese category, as pricing was more favorably aligned with the lower 2009 cheese costs.

Interest Expense. Net interest expense increased by approximately $2.3 million in 2009 compared to 2008, reflecting lower interest rates during the first four months of 2009 compared to 2008, offset by changing debt levels and higher interest rates coinciding with the financing transaction completed May 1, 2009.

Loss on early extinguishment of debt. In conjunction with the extinguishment of the 2003 term loan B in 2009, we incurred costs of $66,000 and wrote-off $3,171,000 of non-cash deferred financing costs.

Income Taxes. Our effective tax rate on earnings before income taxes was 35.5% for 2009 compared to 31.1% in 2008. The effective rate was impacted by the amount of permanent differences between book and taxable income, including the qualified production activities deduction created by The American Jobs Creation Act of 2004. Additionally, the rate for 2008 was favorably affected by improved results in one of our foreign subsidiaries, impacting the valuation allowance against their deferred tax assets.

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

Interest Expense. Net interest expense decreased by approximately $10.5 million in 2008 compared to 2007, reflecting reduced interest rates and a $50 million voluntary debt repayment in December of 2007.

Income Taxes. Our effective tax rate on earnings before income taxes was 31.1% for 2008 compared to 35.8% in 2007. The effective rate was impacted by the amount of permanent differences between book and taxable income, including the qualified production activities deduction created by The American Jobs Creation Act of 2004. Additionally, the rate for 2008 was affected by improved results in one of our foreign subsidiaries, impacting the valuation allowance against their deferred tax assets.

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

Generally, other than fluctuations in certain raw material costs, largely related to short-term supply and demand variances, inflation has not been a significant factor in our operations, since we can generally offset the impact of inflation through a combination of productivity gains and price increases over time. However, we had unusual inflationary impacts to our operations at times during the past three years, as we experienced notable inflation for key purchased items such as corn, soybean meal, cheese, natural gas, diesel fuel and packaging materials.

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

Cash flow provided by operating activities was $142.8 million for 2009, compared to $99.1 million for 2008, reflecting higher earnings in 2009 and more effective working capital management. Cash flow provided by operating activities was $99.1 million for 2008, compared to $98.0 million for 2007, reflecting increased earnings in 2008, offset by uses for working capital needs.

On May 1, 2009, we entered into an amended and restated credit agreement (“Credit Agreement”), which consisted of a $75,000,000 revolving credit facility, a $200,000,000 term A loan and a $250,000,000 term B loan. The revolving credit facility and the term A loan mature November 1, 2012 and the term B loan matures May 1, 2014. Our Credit Agreement bears interest at floating base rates plus an applicable margin, as defined in the agreement. The effective interest rates at January 2, 2010 for term A loan and term B loan were 6.00% and 6.50%. At January 2, 2010, approximately $350,000 of capacity was used under the revolving credit facility for letters of credit. We made $71.1 million in voluntary prepayments of debt during the second half of 2009. We also have outstanding $150 million from the November 2003 issuance of 8% senior subordinated notes due 2013.

Our Credit Agreement requires us to meet a minimum interest coverage ratio and a maximum leverage ratio. The Credit Agreement also allows for the funding of the semi-annual interest payments of M-Foods Holdings, Inc. The first of such payments was made on October 1, 2009. In addition, the Credit Agreement and the indenture relating to the 8% senior subordinated notes due 2013 contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in these agreements. Our failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on our results of operations, financial position and cash flow. In general, the debt covenants limit our discretion in the operation of our businesses. We were in compliance with all of the covenants under the Credit Agreement and the indenture as of January 2, 2010.

The following is a calculation of the minimum interest coverage and maximum leverage ratios under the Credit Agreement as at January 2, 2010 and January 3, 2009, respectively. The maximum permitted leverage ratio and minimum permitted interest coverage ratio thresholds were tightened in the May 1, 2009 Credit Agreement. The minimum interest coverage covenant was tightened due to the change in calculation, as we now include the cash interest for M-Foods Holdings, Inc. The terms and related calculations are defined in the Credit Agreement. The 2008 comparative calculations and thresholds are presented under the terms of our old credit agreement.

	2009	2008
	(Unaudited, In thousands)
Calculation of Interest Coverage Ratio:
Consolidated EBITDA (1)	$214,401	$200,016
Adjusted Consolidated Interest Charges (2)	56,685	38,829
Interest Coverage Ratio (Ratio of EBITDA to interest charges)	3.78x	5.15x
Minimum Permitted Interest Coverage Ratio	2.25x	2.75x

Calculation of Leverage Ratio:
Funded Indebtedness (3)	$571,502	$610,089
Less: Cash and equivalents	(87,061)	(78,054)

	$484,441	$532,035
Consolidated EBITDA (1)	214,401	200,016
Leverage Ratio (Ratio of funded indebtedness less cash and equivalents to EBITDA)	2.26x	2.66x
Maximum Permitted Leverage Ratio	3.50x	4.25x

(1)	Consolidated EBITDA (earnings before interest expense, taxes, depreciation and amortization) is defined in the Credit Agreement as follows:

	2009	2008
	(Unaudited, In thousands)
Net earnings	$69,464	$46,878
Interest expense, excluding amortization of financing costs	36,937	37,277
Amortization of financing costs	6,145	3,824
Income tax expense	38,244	21,129
Depreciation and amortization	63,272	77,321
Equity sponsor management fee	2,144	2,000
Expenses related to industrial revenue bonds guaranteed by certain of our subsidiaries	978	976
Other (a)	5,637	2,762

	222,821	192,167
Plus: Unrealized losses (gains) on swap contracts	(8,420)	7,849

Consolidated EBITDA, as defined in the Credit Agreement	$214,401	$200,016

(a)	Other reflects the following:

	2009	2008
	(Unaudited, In thousands)
Non-cash compensation	$2,006	$2,123
Letter of credit fees	172	121
Other non-cash expenses (write-off of 2003 deferred financing costs)	3,171	—
Other non-recurring charges	288	518

	$5,637	$2,762

(2)	Adjusted consolidated interest charges, as calculated in the Credit Agreement, was as follows:

	2009	2008
	(Unaudited, In thousands)
Gross interest expense	$49,020	$42,653
Minus: Amortization of financing costs	7,356	3,824

Consolidated interest charges	41,664	$38,829

Plus: M-Foods Holdings, Inc. interest expense on 9.75% Subordinated Notes	15,021

Adjusted consolidated interest charges	$56,685

(3)	Funded Indebtedness was as follows:

	2009	2008
	(Unaudited, In thousands)
Term loans	$378,950	$427,300
Subordinated notes	150,050	150,050
Insurance bonds	2,009	1,330
Guarantee obligations (see Debt Guarantees below)	17,248	18,840
Capital leases	14,197	3,743
Standby letters of credit	350	6,574
MFI Food Canada, Ltd. note payable	2,607	2,252
Northern Star Co. note payable	6,091	—

	$571,502	$610,089

We use EBITDA as a measurement of our financial results because we believe it is indicative of the relative strength of our operating performance, it is used to determine incentive compensation levels and it is a key measurement contained in the financial covenants of our indebtedness.

In December 2008, we entered into a $15.6 million variable-rate lease agreement to fund a portion of the equipment purchases at our new potato products facility (see Capital Spending below). The lease agreement matures on December 30, 2014. As of January 2, 2010, we had borrowed $10.9 million on this facility and the outstanding balance effective rate was 3.74%. We anticipate full use of the available lease funds in early 2010. On November 25, 2009, we entered into a variable-rate note for up to $7.5 million for additional financing for equipment for the new potato products facility. The $7.5 million note is due November 25, 2014. As of January 2, 2010, we had borrowed $6.1 million on the loan and the effective interest rate on the outstanding balance was 2.88%. We anticipate full use of the available funds in early 2010.

Our parent, M-Foods Holdings, Inc., has outstanding 9.75% senior subordinated notes due October 1, 2013. The fully accreted balance of these notes as of January 2, 2010 was $154.1 million. Beginning October 1, 2009 M-Foods Holdings, Inc. began making semi-annual interest payments on the senior subordinated notes. As the sole wholly-owned subsidiary of M-Foods Holdings, Inc., we intend to provide our parent the funds sufficient to service these notes.

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

Contractual Obligations

The aggregate maturities of our long-term debt, our lease commitments and our long-term purchase commitments for the years subsequent to 2009, are as follows:

	Payments Due by Period
	(In thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations (3)
Long-term debt (1)	$550,544	$3,221	$160,040	$382,361	$4,922
Capital lease obligations	15,527	2,997	7,872	4,658	—
Operating lease obligations	21,444	6,752	8,663	3,324	2,705
Purchase obligations (2)	1,526,615	233,227	409,099	306,155	578,134
Deferred compensation	20,502	—	—	20,502	—
Interest on fixed rate debt and other	48,000	12,000	24,000	12,000	—

Total	$2,182,632	$258,197	$609,674	$729,000	$585,761

(1)	Does not include variable interest.
(2)	A substantial portion relates to egg contracts. Estimates of future open market egg prices and feed costs were used to derive these figures. Hence, most of our purchase obligations are subject to notable market price risk.
(3)	The Company does not have any current obligations related to uncertain tax positions under applicable accounting rules. Due to the uncertainty of the nature of its long-term positions, the Company is not able to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the tax liability of $3.2 million is excluded from the preceding table. See Note C to our consolidated financial statements.

We have entered into substantial purchase obligations to fulfill our egg and potato requirements. We maintain long-term egg procurement contracts with numerous cooperatives and egg producers throughout the Midwestern and Eastern United States and Canada, which supply approximately 53% of our annual external egg requirements. Most of these contracts vary in length from 18 to 120 months. The egg prices are primarily indexed to grain or Urner Barry market indices. One egg supplier provides more than 10% of our annual egg requirements. Based upon the best estimates available to us for grain and egg prices, we project our purchases from our top four contracted egg suppliers under existing contracts will approximate $181.2 million in 2010, $190.8 million in 2011, $177.3 million in 2012 and $162.8 million in 2013. The 2010 amount represents approximately 44% of our anticipated total egg purchases for the year. In addition, we have contracts to purchase potatoes that expire in 2010. These contracts will supply approximately 53% of the Potato Products Division’s raw potato needs in 2010. One potato supplier is expected to provide more than 10% of our 2010 potato requirements. Please see our Contractual Obligations chart above for our estimated breakdown of these obligations during the coming year, one to three year, three to five year, and more than five year periods.

Capital Spending

We invested approximately $64.1 million in capital expenditures in 2009, $39.1 million in 2008, and $38.1 million in 2007. For each of these years capital expenditures related to expanding capacity for higher value-added products, maintaining existing production facilities, and replacing tractors and trailers, among other projects. In late 2008 and in 2009, a major new project was the replacement of the existing Northern Star potato plant in Minneapolis with a new plant in Chaska, Minnesota. The new building was purchased in December 2008 and has been converted to a food processing facility that will have greater processing efficiencies and capacity than our existing facility. Upon completion of the Chaska, Minnesota plant we intend to sell the potato plant in Minneapolis. Capital spending in 2010 is expected to be funded by a combination of operating cash flows, capital lease and secured note financing. We expect these investments to improve manufacturing efficiencies, customer service and product quality.

Debt Guarantees

We have guaranteed, through our Waldbaum subsidiary, the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of three municipalities where we have food processing facilities. In May 2007, a $6.0 million bond financing was completed by one of the three municipalities, the City of Wakefield, Nebraska, at an annual interest rate of 8.22%, with such proceeds used for the construction of the wastewater treatment facility. The wastewater treatment facility became operational in early 2008. We are required to pay the principal and interest payments related to these bonds, which mature September 15, 2017. These bonds, along with the original $10.25 million guaranteed in September 2005, are included in current maturities of long-term debt and long-term debt. The remaining principal balance for all guaranteed bonds at January 2, 2010 was approximately $17.2 million.

Insurance

We maintain property, casualty, product liability and other general insurance programs which we expect will have little change in premiums. We have experienced, and expect to continue to experience, rising premiums for our portion of health and dental insurance benefits offered to our employees.

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

We account for the uncertainty in income taxes in our consolidated financial statements when evaluating our tax positions. The evaluation of a tax position under applicable accounting rules is a two-step process, the first step being recognition. We determine whether it is more likely than not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. If a tax position does not meet the more-likely-than-not threshold, the benefit of that position is not recognized in our financial statements. The second step is measurement. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority.

Recent Accounting Pronouncements

There were no accounting pronouncements issued during the year ended January 2, 2010 that are expected to have a material impact on our future financial position, operating results or disclosures. See Note A to the consolidated financial statements for discussion on recent accounting pronouncements.

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

The primary raw materials used in the production of eggs are corn and soybean meal. We purchase these materials to feed our hens, which produce approximately 26% of our annual egg requirements. Shell and liquid eggs are purchased from third-party suppliers and in the spot market for the remainder of the Egg Products Division’s needs. Eggs, corn and soybean meal are commodities that are subject to significant price fluctuations due to market conditions which, in certain circumstances, can adversely affect the results of our operations.

In order to reduce the impact of changes in commodity prices on our operating results, we have developed a risk management strategy that includes the following elements:

•

We seek to align our procurement and sales volumes by matching the percentage of variable pricing contracts that we have with our customers with the percentage of raw materials procured on a variable basis. This matching of our variable-priced procurement contracts with variable-priced sales contracts provides us with a natural hedge during times of grain and egg market volatility. As part of this effort, we are attempting to transition customers to variable-pricing contracts that are priced off the same index used to purchase shell and liquid eggs. These efforts have generally been successful over the past few years. To the extent that the contracts are based upon grain inputs, we try to cover a majority of the grain needed to supply that volume from either internal egg production or third-party procurement contracts, which are generally priced based upon grain indexes. The goal of this activity is to protect against unexpected increases in grain prices and provides predictability with respect to a portion of future raw materials costs, but there is no assurance that our risk management activities will provide sufficient protection from price fluctuations. Hedging can diminish the opportunity to benefit from the improved margins that would result from an unanticipated decline in grain prices.

•

We attempt to limit our exposure to fixed-price agreements due to the unprecedented volatility in grain costs the past few years. For those customers on fixed-price contracts, we try to limit them to one year in duration and typically hedge the grain costs associated with them to lock in the negotiated margin.

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

We analyzed the estimated exposure to market risk associated with corn and soybean meal futures contracts we had at January 2, 2010. These futures contracts had a notional value of $11.3 million for open commodity positions at January 2, 2010. Market risk of $1.1 million is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in commodity prices of the futures contracts held at January 2, 2010.

We partially mitigate some of our natural gas requirements for producing our products by fixing the price for a portion of our natural gas usage, when appropriate. At January 2, 2010, we had no open futures contracts for natural gas. We also partially mitigate the risk of variability of our transportation-related fuel costs through the use of home heating oil futures contracts. We had futures contracts for home heating oil at January 2, 2010 to cover approximately 13% of our estimated annual diesel usage for 2010. At January 2, 2010 the notional value of the futures contracts for home heating oil was approximately $2.7 million, with a market risk of $0.3 million. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in price.

Additionally, there is market risk with interest rates. Our Credit Agreement debt obligations of approximately $379.0 million carry a variable rate of interest. The interest paid on these obligations floats with market changes in interest rates; a majority of the credit agreement debt is presently tied to one month LIBOR rates. However, the amended and restated credit agreement placed a floor of 2% on LIBOR contracts. A change in the interest rate on the Credit Agreement debt could impact our earnings. The effect on pretax earnings in the next twelve months resulting from a hypothetical 1% increase to the 6.0% term A loan and 6.5% term B loan interest rates in effect as of January 2, 2010 would approximate $3.8 million.

Additional information is provided in Note A to the consolidated financial statements.

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

ITEM 9—CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of January 2, 2010. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of January 2, 2010, the end of the period covered by this annual report.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under these criteria, management concluded that our internal control over financial reporting was effective as of January 2, 2010, the end of the period covered by this annual report.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended January 2, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

We do not have any information that was required to be reported on Form 8-K during the fourth quarter that was not reported.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We are a wholly owned subsidiary of M-Foods Holdings, Inc., a corporation owned by Michael Foods Investors, LLC, whose members include affiliates of Thomas H. Lee Partners, L.P. and members of our senior management. Each member of the management committee of Michael Foods Investors, LLC is also a director of the Company. Charles D. Weil is not on the management committee of Michael Foods Investors, LLC.

The names of the executive officers and directors of Michael Foods, and their ages and positions, are as follows:

Name	Age	Position
Gregg A. Ostrander (1)	57	Executive Chairman of the Board
James E. Dwyer, Jr.	51	Chief Executive Officer, President and Director
John D. Reedy	64	Vice Chairman
Mark W. Westphal	44	Chief Financial Officer and Senior Vice President
Thomas J. Jagiela	53	Senior Vice President – Operations and Supply Chain
Carolyn V. Wolski	52	Vice President, General Counsel and Secretary
Mark D. Witmer	52	Treasurer
Joshua D. Bresler (2)	32	Director
Anthony J. DiNovi (1)	47	Director
Jerome J. Jenko (2)	72	Director
Charles D. Weil (2)	65	Director
Kent R. Weldon (1)	42	Director

(1)	Member of our compensation committee.
(2)	Member of our audit committee.

Gregg A. Ostrander is our Executive Chairman of the Board, a position held since January 1, 2008. He held the office of Chief Executive Officer from 1994 through 2007 and from April 2009 through October 2009. He was President from 1994 through January 2006 and August 2006 through April 2007. In 1993, Mr. Ostrander served as our Chief Operating Officer. Mr. Ostrander has been a director of Michael Foods since 1994, serving as Chairman since 2001. Mr. Ostrander is also a director of Arctic Cat Inc., a recreational vehicle manufacturer and Carlisle Companies Inc., a construction materials firm. Mr. Ostrander was a director of Birds Eye Foods, Inc., a food company, from 2003-2009.

James E. Dwyer, Jr. is our Chief Executive Officer and President and was hired into those positions in October 2009. He was elected as a director in December 2009. Previously Mr. Dwyer held various executive positions with Ahold USA, a division of Ahold N.V., from January 2008 through October 2009. He was President of Single Step Consulting, Inc. from October 2006 through December 2007 and was President, Global Bath and Kitchen Products, for American Standard Companies from 2004 through October 2006.

John D. Reedy is our Vice Chairman, a position held since January 1, 2008. He was our Chief Financial Officer and Executive Vice President from 2000 through 2007. From 1988 to 2000, Mr. Reedy was our Chief Financial Officer and Vice President—Finance.

Mark W. Westphal is our Chief Financial Officer, a position held since January 1, 2008, and a Senior Vice President. He was Senior Vice President— Finance in 2007. Mr. Westphal has served us in various financial positions since 1995.

Thomas J. Jagiela is our Senior Vice President—Operations and Supply Chain, a position held since his hiring in March 2008. From 2005-2008 he was Executive Vice President and Chief Operating Officer of Nellson Nutraceutical, Inc. a food co-packer. Previously Mr. Jagiela held various manufacturing-related positions at Pillsbury, Inc. and General Mills, Inc.

Carolyn V. Wolski is our Vice President, General Counsel and Secretary. Ms. Wolski joined the Company as General Counsel in October 2008 and was elected Secretary and Vice President in 2009. Prior to joining us she was a shareholder in the Minneapolis law firm of Leonard, Street and Deinard, PA. She was with that law firm since 1988.

Mark D. Witmer is our Treasurer, a position held since 2003. Mr. Witmer was previously Assistant Treasurer and Secretary, and joined us as the Director of Corporate Communications in 1989.

Joshua D. Bresler has been a director of Michael Foods since December 2008. Mr. Bresler is a Principal at Thomas H. Lee Partners, L.P., where he has been employed from 2002-2004 and 2006-present. He previously worked at Goldman, Sachs & Co. in its Investment Banking Division.

Anthony J. DiNovi has been a director of Michael Foods since 2003. Mr. DiNovi is Co-President of Thomas H. Lee Partners, L.P., where he has been employed since 1988. Prior to Thomas H. Lee Partners, L.P., Mr. DiNovi held various positions in the corporate finance departments of Goldman, Sachs & Co. and Wertheim Schroder & Co., Inc. Mr. DiNovi is a director of Dunkin’ Brands, Inc., a quick service restaurant franchisor, and West Corporation, a provider of business process outsourcing solutions and voice-related services. In the last five years Mr. DiNovi has been a director of Nortek, Inc. (through December 2009), a manufacturer and distributor of building products, Endurance Specialty Insurance, Ltd., an insurance and reinsurance services company, Eye Care Centers of America, Inc., an eyewear chain, FairPoint Communications, Inc., a communications services company, Fisher Scientific International, Inc., a biotechnology company, and National Waterworks, Inc., a distributor of water and wastewater transmission products.

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

Charles D. Weil has been a director of Michael Foods since 2004. He is President, Chief Executive Officer and a Director of the M. A. Gedney Company (“Gedney”), a consumer goods company largely focused on pickles. Previously, he was Acting President and Chief Executive Officer of Gedney from February 2003-October 2003. Prior to joining Gedney, Mr. Weil was founder and Chief Executive Officer of C.E.O. Advisors, Inc., a consulting company, from January 2001-February 2003, and was President and Chief Operating Officer of Young America Corporation, a fulfillment and customer service company, from 1993-2000.

Kent R. Weldon has been a director of Michael Foods since 2003. Mr. Weldon is a Managing Director of Thomas H. Lee Partners, L.P, where he has been employed from 1991-1993 and 1995-present. Prior to Thomas H. Lee Partners, L.P., Mr. Weldon held a position in the corporate finance department of Morgan Stanley & Co. Incorporated. Mr. Weldon is a director of C. C. Media Holdings, Inc., a global owner and operator of radio stations and broadcasting and related media businesses. Mr. Weldon was a director of Nortek, Inc., a manufacturer and distributor of building products, from 2004-2009, CMP Susquehanna Corp. and CMP Susquehanna Holdings Corp., both radio broadcasting companies, from 2006-2008, FairPoint Communications, Inc., a communications services company, from 2000-2007 and Syratech Corporation, a producer of home products from 1997-2005.

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

The Board has adopted a written charter which describes the functions of the Audit Committee. Each year, we review the actions required to be taken by the Audit Committee under the charter, confirm that they have been taken, and report the same to the full Board.

Management has primary responsibility for the Company’s consolidated financial statements and the overall reporting process, including the Company’s system of internal controls.

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

We have also reviewed management’s assessment of the effectiveness of the Company’s internal control over financial reporting. Management has represented to us that the Company’s internal control over financial reporting was effective as of January 2, 2010.

We have received from and discussed with PricewaterhouseCoopers LLP the written disclosures and the letter required by the Public Company Accounting Oversight Board Rule 3526, related to the independence of PricewaterhouseCoopers LLP. We have also considered the compatibility of non-audit services with the independence of PricewaterhouseCoopers LLP. In addition, we discussed with PricewaterhouseCoopers LLP any matters required to be discussed by Statement on Auditing Standards No. 61, as amended by Statement on Auditing Standards No. 90, Communication with Audit Committees.

Based on our review and discussions described above, we recommended to the Board that the Company’s audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010, filed with the SEC.

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

ITEM 11—EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The goal of our executive compensation program is to ensure that our executives are compensated effectively in a manner consistent with our strategy and competitive considerations, and based on management’s performance in achieving our corporate goals and objectives. Our executive compensation program is overseen by the compensation committee of our Board of Directors, which is composed of three members, one of whom was our Executive Chairman of the Board in 2009 and was Chief Executive Officer for approximately seven months in 2009. The committee determines the compensation of our executive officers, reviews and approves our incentive, equity and other employee benefit plans and programs, and administers their application to our executive officers. Some aspects of the compensation of our Chief Executive Officer and other of our executives are determined by their employment agreements with the Company, as further discussed below. The committee generally meets twice yearly.

Compensation Philosophy and Objectives

We believe that the skill, talent, judgment and dedication of our executive officers are critical factors affecting the long-term value of our company. Therefore, our goal is to maintain an executive compensation program that will fairly compensate our executives, attract and retain qualified executives who are able to contribute to our long-term success, induce performance consistent with clearly defined corporate goals and align our executives’ long-term interests with those of our equity holders. Our current executive compensation program is mainly focused on EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in our credit agreement) growth.

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

Each year, our management provides the compensation committee with historical and prospective breakdowns of the total compensation components for each executive officer. Our decisions regarding compensation for our executive officers are based primarily upon our assessment of each individual’s performance and potential to enhance long-term equity holder value. We rely upon judgment and not upon rigid guidelines or formulas in determining the amount and mix of compensation elements for each executive officer. Factors affecting our judgment include performance compared to goals established for the individual and the company at the beginning of the year and/or over a multi-year period, the nature and scope of the executive’s responsibilities, and their effectiveness in leading our initiatives to achieve corporate goals.

When we make executive compensation decisions, we review individual performance and corporate performance. The compensation committee measures performance against the specific goals established at the beginning of the fiscal year and determines the overall budget and targeted compensation for our executive officers. Our Chief Executive Officer, as the manager of the members of the executive team, assesses the executives’ individual contributions to our goals, as well as achievement of their individual goals, and makes a recommendation to the compensation committee with respect to any merit increase in salary and stock option grants for each member of the executive team, other than himself. Annual incentive opportunity is set forth at the start of each year, with the actual payment determined upon the relative achievement of our annual EBITDA target. Incentive payments are formula-driven using a pre-established grid (i.e., percentages over or under the target EBITDA level for the year). The committee has discretion to adjust the formula-derived incentive payments to take into account unusual factors that may have inhibited, or enhanced, achievement of the annual EBITDA target. The compensation committee evaluates, discusses and modifies or approves these recommendations and conducts a similar evaluation of the Chief Executive Officer’s contributions to our corporate goals and achievement of his or her individual goals.

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

Annual Incentive Compensation. Annual cash incentives for our executive officers are designed to reward performance that furthers profitable growth. In 2009, the compensation committee approved an annual EBITDA target for the year. The annual incentive awards for executive officers are determined on the basis of our relative achievement of this target. Our executive officers participate in our executive officer incentive program which is designed to motivate management to achieve, or exceed, an EBITDA level relatively consistent with our annual operating plan. We do not use any mitigating incentive compensation features (such as claw-backs, bonus banks, or multi-year performance-drive criteria). Our incentive awards are based only on annual EBITDA target achievement and are paid in cash in the following year. Incentive payments for the past fiscal year are made on, or before, March 15th of the subsequent year. Incentive payments for 2009 were made on March 15, 2010.

The compensation committee has at times exercised discretion to increase or reduce the incentive amounts that resulted from the application of the formula in our executive officer incentive plan. While the committee made no such adjustments relative to amounts paid for 2009 performance, it has the authority to do so in the future if it determines that an adjustment would serve our interests and the goals of the executive officer incentive plan.

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

When a new executive officer is hired, an option grant will typically be made at the first regularly scheduled meeting of the compensation committee after the officer commences employment or by the committee’s consent resolution. The exercise price of stock options is always equal to the price of our common stock, as determined by a set formula, at the most recent quarter’s end, as there is no public market for our equity.

Subsequent option grants may be made at varying times and in varying amounts at the discretion of the compensation committee based upon the input of the Chief Executive Officer. Historically, they have been made during our annual performance reviews in January or February. Changes in titles and responsibilities are considered when follow-on options are granted, as are other considerations taken into account in making grants when employment commences. Our policy is to have option awards vest over five years, on a pro rata basis, and for the number of shares for which options are awarded to be sufficient to provide the recipient with a meaningful incentive to remain in our employment on an on-going basis.

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

The compensation committee,

Anthony J. DiNovi, Chairman

Gregg A. Ostrander

Kent R. Weldon

Compensation Table

The following table sets forth information concerning the compensation of our Chief Executive Officer, Chief Financial Officer and each of our three most highly compensated executive officers, referred to as the named executive officers, during 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary	(4) Option Awards	(2) Non-equity Incentive Plan	(3) Change in Pension Value and Non-qualified Deferred Compensation	(1) All Other	Total
James E. Dwyer, Jr. (5) President and Chief Executive Officer	2009	$144,231	$—	$144,231	$—	$250,000	$538,462
	2008	—	—	—	—	—	—
	2007	—	—	—	—	—	—

Mark W. Westphal Senior Vice President and Chief Financial Officer	2009	311,538	—	364,780	4,125	10,721	691,164
	2008	297,692	162,081	297,692	3,665	10,280	771,410
	2007	200,000	—	105,880	3,248	8,791	317,919

Gregg A. Ostrander Executive Chairman of the Board	2009	833,654	—	798,891	253,681	42,642	1,928,868
	2008	751,731	—	751,731	225,398	41,550	1,770,410
	2007	825,000	—	582,368	199,778	30,972	1,638,118

John D. Reedy Vice Chairman	2009	311,539	—	293,376	90,792	16,816	712,523
	2008	304,616	—	304,616	80,670	16,328	706,230
	2007	500,000	—	352,950	71,500	10,873	935,323

Thomas J. Jagiela Senior Vice President—Operations and Supply Chain	2009	290,442	—	205,139	—	11,773	507,354
	2008	222,115	108,900	166,586	—	75,311	572,912
	2007	—	—	—	—	—	—
David S. Johnson (6) President and Chief Executive Officer	2009	360,703	—	—	—	—	360,703
	2008	772,116	—	772,116	—	5,520	1,549,752
	2007	475,000	—	335,303	—	125,489	935,792

(1)	Reflects the value of contributions made under the Retirement Savings Plan (a defined contribution plan) and the value of life insurance premiums paid by us. Mr. Dwyer received a sign-on bonus of $250,000 upon hiring. Mr. Ostrander’s other compensation also includes perquisites, such as club membership, executive physicals, cellular telephone service and tax preparation fees. The tax preparation fees for Mr. Ostrander were $11,801 during 2009. Mr. Jagiela received a sign-on bonus of $75,000 upon hiring. Mr. Johnson received a Relocation, Commuting and Living Expenses payment of $125,000 in 2007 pursuant to his employment agreement.
(2)	Payments for 2009, 2008 and 2007 performance were made in the following March under our incentive plans.
(3)	The amounts in this column reflect amounts recorded by us for accounting purposes in connection with the M-Foods Holdings, Inc. 2003 Deferred Compensation Plan. The amounts in this column are not currently receivable or accessible, nor do they necessarily reflect actual amounts that may become receivable. While an 8% return is recorded on funds contributed to the Deferred Compensation Plan for accounting purposes, the proceeds, if any, that the individuals listed in this table actually receive in the future in connections with the Deferred Compensation Plan will not necessarily track the recorded return and instead will depend n the amount of distributions to the holders of Class A Units of Michael Foods Investors, LLC. The amounts reflected in this column represent the difference between the 8% recorded return and 5.88%, which percentage is equal to 120% of the 4.9% federal long-term interest rate as of the adoption of the Deferred Compensation Plan.
(4)	Aggregate grant date fair value of options granted. Please see the Outstanding Equity Awards table for detail regarding these stock option grants. Please also see Note I for assumptions used.
(5)	James E. Dwyer, Jr. was hired in late October 2009.
(6)	David S. Johnson was our President and Chief Executive Officer until April 10, 2009.

Outstanding Equity Awards at January 2, 2010

	Option Awards (1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
James E. Dwyer, Jr.	—	—	$—		—	—
Mark W. Westphal	268	—	626.99	11/20/2013	—	—
Mark W. Westphal	120	80	1,115.60	1/3/2016	—	—
Mark W. Westphal	180	270	1,184.19	1/1/2018	—	—
Gregg A. Ostrander	8,569	—	626.99	11/20/2013	—	—
John D. Reedy	3,039	—	626.99	11/20/2013	—	—
Thomas J. Jagiela	60	240	1,272.10	4/1/2018	—	—
David S. Johnson	—	—	—		—	—

(1)	Stock options are granted by our parent, M-Foods Holdings, Inc., but are accounted for by us. All stock options vest ratably over a five year period from date of grant.

In 2009, no named executive officer exercised any stock options and there was no restricted stock vesting. There were no stock options granted in 2009.

Employment Agreements

General Provisions. The employment agreement with James E. Dwyer, Jr. was effective as of October 26, 2009 and provides for automatic one year renewals beginning with the second anniversary of the agreement’s effective date. The Dwyer employment agreement provides that Mr. Dwyer’s employment (i) shall terminate automatically upon his death or disability, (ii) may terminate at the option of the Company with or without cause and (iii) may terminate at the option of Mr. Dwyer. The Dwyer employment agreement provides that Mr. Dwyer will receive an annual base salary of at least $750,000 and he will participate in certain bonus arrangements, long-term incentive plans and employee benefit plans of Michael Foods. For 2009, Mr. Dwyer was eligible to receive up to 100% of his salary as an incentive bonus under the Michael Foods, Inc. Executive Officers Incentive Plan, prorated for his time of service. Mr. Dwyer also received a $250,000 sign-on bonus when he joined us. Mr. Dwyer is subject to noncompetition covenant, nonsolicitation and no-hire agreements.

The employment agreement with Mark W. Westphal provides for automatic one year renewals beginning with the first anniversary of the agreement’s effective date. The Westphal employment agreement provides that Mr. Westphal’s employment (i) shall terminate automatically upon his death or disability, (ii) may terminate at the option of the Company with or without cause and (iii) may terminate at the option of Mr. Westphal. The Westphal employment agreement provides that Mr. Westphal will receive an annual base salary of at least $300,000 and he will participate in certain bonus arrangements, long-term incentive plans and employee benefit plans of Michael Foods. For 2009, Mr. Westphal was eligible to receive up to 100% of his salary as an incentive bonus under the Michael Foods, Inc. Executive Officers Incentive Plan. In addition, for 2009, Mr. Westphal was eligible to receive up to 25% of his salary as incremental incentive. Mr. Westphal is subject to a noncompetition covenant and a nonsolicitation provision.

The employment agreement with Gregg A. Ostrander provides for automatic one year renewals. The Ostrander employment agreement provides that Mr. Ostrander’s employment (i) shall terminate automatically upon his death or disability, (ii) may terminate at the option of the Company with or without cause and (iii) may terminate at the option of Mr. Ostrander. The Ostrander employment agreement provides that Mr. Ostrander will receive an annual base salary of at least $715,000 and that he will participate in certain bonus arrangements, long-term incentive plans and employee benefit plans of Michael Foods on a basis no less favorable than available to any other executive officer. The Ostrander employment agreement provides that Mr. Ostrander’s annual base salary is subject to periodic review, and once increased, the increased base salary becomes a minimum. For 2009, Mr. Ostrander was eligible to receive up to 100% of his salary as an incentive bonus under the Michael Foods, Inc. Executive Officers Incentive Plan. Mr. Ostrander is subject to a noncompetition covenant and a nonsolicitation provision.

The employment agreement with John D. Reedy provides for automatic one year renewals. The Reedy employment agreement provides that Mr. Reedy’s employment (i) shall terminate automatically upon his death or disability, (ii) may terminate at the option of the Company with or without cause and (iii) may terminate at the option of Mr. Reedy. The Reedy employment agreement provides that Mr. Reedy will receive an annual base salary of at least $400,000 and that he will participate in certain bonus arrangements, long-term incentive plans and employee benefit plans of Michael Foods. For 2009, Mr. Reedy was eligible to receive up to 100% of his salary as an incentive bonus under the Michael Foods, Inc. Executive Officers Incentive Plan. In 2008, Mr. Reedy moved to less-than-full-time status and his base salary was prorated accordingly. He remained at the same status during 2009. Mr. Reedy is subject to a noncompetition covenant and a nonsolicitation provision.

The employment agreement with Thomas J. Jagiela expires on the second anniversary of the effective date of April 9, 2008. The Jagiela employment agreement provides that Mr. Jagiela’s employment (i) shall terminate automatically upon his death or disability, (ii) may terminate at the option of the Company with or without cause and (iii) may terminate at the option of Mr. Jagiela. The Jagiela employment agreement provides that Mr. Jagiela will receive an annual base salary of at least $275,000 and that he will participate in certain bonus arrangements, long-term incentive plans and employee benefit plans of Michael Foods. For 2009, Mr. Jagiela was eligible to receive up to 75% of his salary as an incentive bonus under the Michael Foods, Inc. Senior Officer and Key Employee Incentive Plan. Mr. Jagiela is subject to a noncompetition covenant and a nonsolicitation provision.

Termination Provisions. The Dwyer employment agreement provides that if Mr. Dwyer’s employment is terminated by his death or disability, Mr. Dwyer, or his estate or beneficiaries, will receive a payment equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for the months of employment in that year, plus any eligible unpaid other benefits, plus two times the total of Mr. Dwyer’s current annual base salary and target bonus. In addition, Mr. Dwyer will receive any eligible unpaid welfare benefits.

If Mr. Dwyer’s employment is terminated for cause or he terminates without good reason, Mr. Dwyer will receive his annual base salary through the date of termination and other eligible unpaid welfare benefits. If Mr. Dwyer terminates his employment for good reason, which in all of our executive employment agreements includes, among other things, any diminution in position, authority, duties and responsibilities or any requirement to relocate or travel extensively, or if Michael Foods terminates his employment other than for cause, death or disability, Mr. Dwyer will receive a lump sum in an amount equal to any annual base salary through the date of termination not yet paid, plus the target bonus for the year prorated for the months of employment in that year, plus any eligible unpaid welfare benefits, plus two times the total of Mr. Dwyer’s current annual base salary and target bonus. In addition, Mr. Dwyer will receive for 18 months following the termination date or until such earlier time as Mr. Dwyer becomes eligible to receive comparable benefits, certain medical, dental, and life insurance benefits for himself and his family.

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

Mr. Johnson’s employment terminated effective April 10, 2009 and he received his annual base salary through the date of termination per the termination provisions of his employment agreement.

Ms. Wolski has a letter agreement that provides for, among other employment-related matters, her receiving one year’s annual salary, an incentive payment equal to 50% of her annual salary, as appropriately prorated, and a lump sum equal to 12 months of health benefits should she leave our employment under certain circumstances following a change-in-control, if such change-in-control occurs within 36 months of her hiring date. Mr. Witmer is not subject to any severance agreement. Our executive employment agreements were amended in 2008 to comply with Section 409A of the Internal Revenue Code.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee are Gregg A. Ostrander, Anthony J. DiNovi and Kent R. Weldon. The compensation arrangements for our Chief Executive Officer and certain of our executive officers were established pursuant to the terms of the respective employment agreements between us and each executive officer. The terms of the employment agreements were established pursuant to arms-length negotiations between representatives of Thomas H. Lee Partners, L.P. and each executive officer. Mr. Ostrander was our Chief Executive Officer for approximately seven months in 2009 and was our Executive Chairman in 2009. No compensation committee interlock relationships existed in 2009.

Deferred Compensation Plan

Certain members of management are participants in the M-Foods Holdings, Inc. (“Holdings”) 2003 Deferred Compensation Plan. Each participant contributed certain proceeds to the Deferred Compensation Plan. The Deferred Compensation Plan is a nonqualified, unfunded obligation of Holdings. Each participant’s deferred compensation account under the plan will track certain distributions to be made to the Class A Units of Michael Foods Investors, LLC, though the plan will not hold actual Class A Units of Michael Foods Investors, LLC. Participants in the plan will be entitled to a distribution from their deferred compensation account upon the earlier of (i) a change of control of Holdings (ii) the tenth anniversary of the date of the plan and (iii) upon the exercise of any put or call of the participants Class B Units of Michael Foods Investors, LLC. All payments made under the plan shall be made in cash by Holdings.

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

Directors’ fees and travel and reimbursed meeting expenses incurred by us in 2009 totaled $204,410. Fees earned or paid in cash by us to non-employee outside directors in 2009 were as follows:

Name	Fees Earned or Paid in Cash	Other Compensation	Total
Mr. Bresler	$—	$—	$—
Mr. DiNovi	—	—	—
Mr. Jenko	57,500	—	57,500
Mr. Weil	42,000	—	42,000
Mr. Weldon	—	—	—

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

The following table sets forth certain information, as of March 25, 2010, regarding beneficial ownership of Michael Foods Investors, LLC by: (i) each person or entity owning more than five percent of any class of Michael Foods Investors, LLC’s outstanding securities and (ii) each member of Michael Foods Investors, LLC’s board of directors (which, with the exception of Charles Weil and Joshua Bresler, is identical to the board of directors of Michael Foods), each of our currently serving named executive officers and all members of the board of directors and executive officers as a group. Michael Foods Investors, LLC’s outstanding securities consist of approximately 2,966,818.01 Class A Units, 263,681.99 Class B Units, 330,000 Class C Units, no Class D Units, 1,000 Class E Units, 1,500 Class F Units, 2,000 Class G Units and 500 Class H Units. The Class A Units, Class B Units, Class C Units, Class E Units, Class F Units, Class G Units and Class H Units generally have identical rights and preferences, except that the Class C, E, F, G and H Units are non-voting and have different rights with respect to certain distributions as described, relative to the Class C Units, in our Form 10-K for 2003. To our knowledge, each of these securityholders has sole voting and investment power as to the units shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934.

	Securities Beneficially Owned
Name and Address	Title of Class	Number of Units	Percent (1)

Principal Security holders:
Thomas H. Lee Partners L.P. and affiliates (2)	A Units	2,900,000	89.8%

Board of Directors and Named Executive Officers:
Gregg A. Ostrander (3)(4)	A Units	22,806	2.9%
	B Units	70,917
	C Units	84,600	25.6%
John D. Reedy (3)(5)	A Units	7,708	0.8%
	B Units	17,292
	C Units	25,000	7.6%
James E. Dwyer (3)(6)	G Units	2,000	100.0%
Mark Westphal (3)(7)	A Units	84	0.1%
	B Units	1,916
	C Units	2,000	0.6%
	F Units	1,000	66.7%
Thomas J. Jagiela (3)(8)	E Units	1,000	100.0%
David S. Johnson (3)(9)	—	—	—
Anthony J. DiNovi (2)	—	—	—
Kent R. Weldon (2)	—	—	—
Joshua D. Bresler (2)	—	—	—
Charles D. Weil (10)	—	—	—
Jerome J. Jenko (11)	A Units	500	0.0%
All directors and executive officers (not including prior officers) as a group (12 persons)
	A Units	31,112	4.0%
	B Units	95,111
	C Units	116,600	35.3%
	E Units	1,000	100.0%
	F Units	1,500	100.0%
	G Units	2,000	100.0%

(1)	The percent for the Class A Units is a combined percent of ownership for Class A Units and Class B Units.

(2)	Includes interests owned by each of Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Equity (Cayman) Fund V, L.P., Thomas H. Lee Investors Limited Partnership, 1997 Thomas H. Lee Nominee Trust, Great-West Investors LP. Thomas H. Lee Equity Fund V, L.P. and Thomas H. Lee Parallel Fund V, L.P. are Delaware limited partnerships, whose general partner is THL Equity Advisors V, LLC, a Delaware limited liability company. Thomas H. Lee Equity (Cayman) Fund V, L.P. is an exempted limited partnership formed under the laws of the Cayman Islands, whose general partner is THL Equity Advisors V, LLC, a Delaware limited liability company registered in the Cayman Islands as a foreign company. Thomas H. Lee Advisors, LLC, a Delaware limited liability company, is the general partner of Thomas H. Lee Partners, L.P., a Delaware limited partnership, which is the sole member of THL Equity Advisors V, LLC. Thomas H. Lee Investors Limited Partnership (f/k/a THL-CCI Limited Partnership) is a Massachusetts limited partnership, whose general partner is THL Investment Management Corp., a Massachusetts corporation. The 1997 Thomas H. Lee Nominee Trust is a trust with U.S. Bank, N.A. serving as Trustee. Thomas H. Lee has voting and investment control over common shares owned of record by the 1997 Thomas H. Lee Nominee Trust. Each of Anthony J. DiNovi, Kent R. Weldon and Joshua D. Bresler is a managing director or vice president of Thomas H. Lee Advisors, LLC. As managing directors of Thomas H. Lee Advisors, LLC, each of Mr. DiNovi and Mr. Weldon has shared voting and investment power over, and therefore, may be deemed to beneficially own member units of Michael Foods Investors, LLC held of record by Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P. and Thomas H. Lee Equity (Cayman) Fund V, L.P. Each of these individuals disclaims beneficial ownership of these units except to the extent of their pecuniary interest therein. The address of Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Equity (Cayman) Fund V, L.P., Thomas H. Lee Investors Limited Partnership, the 1997 Thomas H. Lee Nominee Trust, Anthony J. DiNovi, Kent R. Weldon and Joshua D. Bresler is 100 Federal Street, 35th Floor, Boston, MA 02110. Great-West Investors LP is a co-investment entity of Thomas H. Lee Partners and disclaims beneficial ownership of any securities other than the securities held directly by it. The address for Great-West Investors LP is c/o Great-West Life and Annuity Company, 8515 E. Orchard Road, 3T2, Greenwood Village, CO 80111.
(3)	The address for Messrs. Ostrander, Reedy, Dwyer, Westphal, Jagiela and Johnson is c/o Michael Foods, Inc., 301 Carlson Parkway, Suite 400, Minnetonka, MN 55305.
(4)	In 2004, Mr. Ostrander placed 47,277 Class B units and 56,400 Class C units into irrevocable trusts for two adult children and one minor child. Mr. Ostrander disclaims beneficial ownership of these units.
(5)	In 2003, Mr. Reedy gifted 15,000 Class B units and 15,000 Class C units to his two adult children. In 2004, Mr. Reedy gifted 10,000 Class B units and 10,000 Class C units to his two adult children. Mr. Reedy disclaims beneficial ownership of these units.
(6)	In October 2009, Mr. Dwyer was hired as our President and Chief Executive Officer. He concurrently purchased Class G units which vest one-fifth each year over the subsequent five years.
(7)	In October 2009, Mr. Westphal purchased Class F units which vest one-fifth each year over the subsequent five years.
(8)	In April 2008, Mr. Jagiela was hired as our Senior Vice President - Operations and Supply Chain. He concurrently purchased Class E units which vest one-third each year over the subsequent three years.
(9)	Mr. Johnson’s employment terminated April 10, 2009. The Class D Units held by him were repurchased by Michael Foods Investors, LLC in August 2009.
(10)	The address for Mr. Weil is c/o M.A. Gedney Company, 2100 Stoughton Ave., Chaska, MN 55318.
(11)	The address for Mr. Jenko is c/o Lazard Middle Market LLC, First Bank Place, Suite 4600, 601 Second Avenue South, Minneapolis, MN 55402.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of January 2, 2010.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
	(a)	(b)	(c)

Equity compensation plans approved by securityholders (1)	28,871	$726.09	357

Equity compensation plans not approved by securityholders	—	—	—

Total	28,871	$726.09	357

(1)	Stock options are granted by our parent, M-Foods Holdings, Inc.
(2)	Excludes securities reflected in column (a)

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

Management Unit Subscription Agreements

Under the management unit subscription agreements, management contributed to Michael Foods Investors shares of common stock for Class A Units, Class B Units and Class C Units of Michael Foods Investors based on a $100 per Class A Unit price and a $2.00 per Class B and Class C Unit price. The executives hold approximately 10% of the outstanding Class A and Class B units combined, and 100% of the outstanding Class C units. The Class E units for Mr. Jagiela vest one-third each year on the anniversary date of his hiring, with the first one-third vested on April 9, 2009. The Class F units for Mr. Westphal and Ms. Wolski vest one-fifth each year on the anniversary date of their investment, with the first one-fifth vesting on October 23, 2010. The Class G units for Mr. Dwyer vest one-fifth each year on the anniversary date of his hiring, with the first one-fifth vesting on October 23, 2010.

Upon the death, disability or retirement of the executive prior to the earlier of a public offering or sale of Michael Foods Investors, Michael Foods Investors may be required to purchase all of an executive’s units. However, with respect to Mr. Reedy, if Mr. Reedy’s employment is terminated due to his retirement, Mr. Reedy may require Michael Foods Investors to purchase his units after he turns age 65. Michael Foods Investors has the right to purchase all or a portion of an executive’s units if an executive’s employment is terminated or that executive is deemed to be engaging in certain competitive activities. However, with respect to Mr. Reedy, if Mr. Reedy’s employment is terminated due to retirement, Michael Foods Investors will have the right to purchase his units only after Mr. Reedy turns 65. However, if Michael Foods Investors elects or is required to purchase any units pursuant to the call and put options described in the preceding sentences, and that payment would result in a violation of law applicable to Michael Foods Investors or a default under certain of its financing arrangements, Michael Foods Investors may make the portion of the cash payment so affected by the delivery of preferred units of Michael Foods Investors with a liquidation preference equal to the amount of the cash payment affected.

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

Policies and Procedures for Reviewing Related Party Transactions

We have not adopted any written policies or procedures governing the review, approval or ratification of related party transactions. However, our Board of Directors reviews, approves or ratifies, when necessary, all transactions with related parties. We did not enter into any new related party transactions during 2009.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) was our principal accountant for the years ended January 2, 2010 and January 3, 2009. Total fees paid to PricewaterhouseCoopers for audit services rendered during 2009 and 2008 were $384,667 and $385,000.

Audit-Related Fees

Total fees paid to PricewaterhouseCoopers for audit-related services rendered during 2009 and 2008 were $108,000 and $7,200, consisting primarily of Sarbanes-Oxley 404 readiness services.

Tax Fees

Total fees paid to PricewaterhouseCoopers for tax services rendered during 2009 and 2008 were $137,025 and $115,500 related primarily to tax planning, compliance and consultation.

All Other Fees

There were no fees paid to PricewaterhouseCoopers under this category during 2009 or 2008.

Audit Committee Pre-Approval Policy

Under policies and procedures adopted by the audit committee of our Board of Directors, our principal accountant may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, nor may our principal accountant be engaged to provide any other non-audit service unless the audit committee or its Chairman pre-approve the engagement of our accountant to provide both audit and permissible non-audit services. If the Chairman pre-approves any engagement or fees, he is to make a report to the full audit committee at its next meeting. All services provided by our principal accountant in 2009 were pre-approved by the audit committee or its’ Chairman.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements of the Company, and the related Report of Independent Registered Public Accounting Firm, are included in this report:

1. Financial Statements

MICHAEL FOODS, INC.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 2, 2010 and January 3, 2009

Consolidated Statements of Earnings for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007

Consolidated Statements of Shareholder’s Equity and Comprehensive Income for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007

Consolidated Statements of Cash Flows for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007

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

3. Exhibits

Reference is made to Item 15 (b) for exhibits filed with this form. Exhibits 10.3, 10.4, 10.45, 10.51, 10.52, 10.54, 10.55, 10.56 and 10.58 are management contracts. Exhibits 10.13, 10.14, 10.18, 10.28, 10.29, 10.30, 10.31 and 10.50 are compensatory plans.

(b) Exhibits and Exhibit Index

Ex. No.	Description

2.1	Agreement and Plan of Merger, dated October 10, 2003, by and among M-Foods Investors, LLC, THL Food Products Holdings Co., THL Food Products Co., M-Food Holdings, Inc. and certain shareholders of M-Foods Holdings, Inc. (1)

2.2	Letter Agreement, Amending Merger Agreement dated October 17, 2003, by and among M-Foods Investors, LLC, THL Food Products Holdings Co., THL Food Products Co. and M-Foods Holdings, Inc. (5)

2.3	Letter Agreement, Amending Merger Agreement dated October 24, 2003, by and among M-Foods Investors, LLC, THL Food Products Holdings Co., THL Food Products Co. and M-Foods Holdings, Inc. (5)

2.4	Letter Agreement, Amending Merger Agreement dated November 17, 2003, by and among M-Foods Investors, LLC, THL Food Products Holdings Co., THL Food Products Co. and M-Foods Holdings, Inc. (5)

3.1	Amended and Restated Certificate of Incorporation of Michael Foods, Inc. (f/k/a M-Foods Holdings, Inc.) (2)

3.2	Certificate of Merger of THL Food Products Co. with and into M-Foods Holdings, Inc., dated November 20, 2003 (2)

3.3	Agreement and Plan of Merger, dated November 20, 2003, by and among M-Foods Holdings, Inc. and Michael Foods, Inc.(2)

3.4	Certificate of Merger of Michael Foods, Inc. with and into M-Foods Holdings, Inc., dated November 20, 2003 (2)

3.5	Bylaws of Michael Foods, Inc. (f/k/a M-Foods Holdings, Inc.) (2)

4.1	Indenture, dated March 27, 2001, between Michael Foods Acquisition Corp. and BNY Midwest Trust Company, as trustee (3)

4.2	Supplemental Indenture, dated as of April 10, 2001, by and among M-Foods Holdings, Inc., and BNY Midwest Trust Company, as trustee (3)

4.3	Fourth Supplemental Indenture, dated as of October 31, 2003, by and among Michael Foods, Inc. and BNY Midwest Trust Company (2)

4.4	Collateral Pledge and Security Agreement, dated March 27, 2001, between Michael Foods Acquisition Corp., and Banc of America Securities, LLC and Bear, Stearns & Co. and BNY Midwest Trust Company as collateral agent and securities intermediary (3)

4.5	Indenture, dated November 20, 2003, among Michael Foods, Inc., the Guarantors party thereto and Wells Fargo Bank Minnesota, National Association, as trustee (2)

4.6	Registration Rights Agreement, dated November 20, 2003, among Michael Foods, Inc., the Subsidiary Guarantors party thereto and Banc of America Securities LLC, Deutsche Bank Securities Inc. and UBS Securities LLC (2)

10.3	Employment Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and Gregg A. Ostrander (5)

10.4	Employment Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and John D. Reedy (5)

10.8	Senior Management Unit Subscription Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and Gregg A. Ostrander (5)

10.9	Senior Management Unit Subscription Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and John D. Reedy (5)

10.13	Stock Option Agreement, dated November 20, 2003, between Gregg A. Ostrander and M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.) (5)

10.14	Stock Option Agreement, dated November 20, 2003, between John D. Reedy and M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.) (5)

10.18	M-Foods Holdings, Inc. Amended and Restated 2003 Stock Option Plan (6)

10.19	Management Agreement, dated November 20, 2003, by and among Michael Foods, Inc. and THL Managers V, LLC (5)

10.20	Securityholders Agreement, dated November 20, 2003, between Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) and the other parties thereto (5)

10.22	Subscription and Share Purchase Agreement, dated November 20, 2003, between M-Foods Holdings, Inc. (formerly known as THL Food Products Holding Co.) and Michael Foods Investors, LLC, (f/k/a THL-MF Investors, LLC) (5)

10.23	Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc., as successor to Michael Foods, Inc., a Delaware corporation and A&A Urban Renewal, relating to the lease of a facility located at 100 Trumbull St., Elizabeth, NJ (4)

10.24	Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc., as successor to Michael Foods, Inc., a Delaware corporation, and Papetti Holding Company, et al., relating to the lease of a facility located at 877-879 E. North Ave., Elizabeth, NJ (4)

10.25	Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc., as successor to Michael Foods, Inc., a Delaware corporation, and Papetti Holding Company, relating to the lease of a facility located at 847-855 E. North Ave., Elizabeth, NJ (4)

10.26	Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc. as successor to Michael Foods, Inc., a Delaware corporation, and Jersey Pride Urban Renewal, relating to the lease of a facility located at One Papetti Plaza, Elizabeth, NJ (4)

10.28	Form of Stock Option Agreement pursuant to the M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.) 2003 Stock Option Plan (5)

10.29	M-Foods Holdings, Inc. (f/k/a THL Food Products Holding Co.) Deferred Compensation Plan, dated November 20, 2003 (5)

10.30	Michael Foods, Inc. Executive Officers Incentive Plan (5)

10.31	Michael Foods, Inc. Senior Management, Officers and Key Employees Incentive Plan (5)

10.36	First Amendment, dated as of September 30, 2006, to Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc., as successor to Michael Foods, Inc., a Delaware corporation and A&A Urban Renewal, relating to the lease of a facility located at 100 Trumbull St., Elizabeth, NJ (7)

10.37	First Amendment, dated as of September 30, 2006, to Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc., as successor to Michael Foods, Inc., a Delaware corporation, and Papetti Holding Company, et al., relating to the lease of a facility located at 877-879 E. North Ave., Elizabeth, NJ (7)

10.38	First Amendment, dated as of September 30, 2006, to Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc., as successor to Michael Foods, Inc., a Delaware corporation, and Papetti Holding Company, relating to the lease of a facility located at 847-855 E. North Ave., Elizabeth, NJ (7)

10.39	First Amendment, dated as of September 30, 2006, to Lease, dated as of February 26, 1997, by and between Michael Foods of Delaware, Inc. as successor to Michael Foods, Inc., a Delaware corporation, and Jersey Pride Urban Renewal, relating to the lease of a facility located at One Papetti Plaza, Elizabeth, NJ (7)

10.42	First Amendment to Michael Foods Investors, LLC Securityholders Agreement (8)

10.45	Employment Agreement dated as of April 9, 2008, by and among Michael Foods, Inc., Thomas J. Jagiela and Michael Foods Investors, LLC (10)

10.46	Senior Management Unit Subscription Agreement dated as of April 9, 2008, by and among Michael Foods Investors, LLC and Thomas J. Jagiela (10)

10.47	Thomas J. Jagiela Indemnity Agreement (10)

10.49	Second Amendment to Michael Foods Investors, LLC Securityholders Agreement (10)

10.50	Amendment No. 1 to M-Foods Holdings, Inc. Amended and Restated 2003 Stock Option Plan (10)

10.51	Employment Agreement, dated as of the 1st day of July, 2008, by and among Michael Foods, Inc. and Mark W. Westphal (11)

10.52	Addendum to Ostrander Employment Agreement dated December 9, 2008 (11)

10.54	Addendum to Reedy Employment Agreement dated December 9, 2008 (11)

10.55	Addendum to Westphal Employment Agreement dated December 9, 2008 (11)

10.56	Addendum to Jagiela Employment Agreement dated December 9, 2008 (11)

10.57	Amended and Restated Credit Agreement dated as of May 1, 2009 among Michael Foods, Inc., as the Borrower, M-Foods Holdings, Inc., Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer. The other Lenders Party Hereto, Banc of America Securities LLC as Lead Arranger and Book Manager, Cooperative Centrale Raiffeisen – Boerenleenbank B.A., “Rabobank International”, New York Branch, as Syndication Agent and Bank of Tokyo-Mitsubishi UFJ Trust Company and Northwest Farm Credit Services, PCA, as Co-Documentation Agents (12)

10.58	Employment Agreement dated October 23, 2009 by and among Michael Foods, Inc., James E. Dwyer, Jr. and Michael Foods Investors, LLC (13)

10.59	Senior Management Class G Unit Subscription Agreement dated October 23, 2009 between Michael Foods Investors, LLC and James E. Dwyer, Jr. (13)

10.60	Senior Management Class F Unit Subscription Agreement dated October 23, 2009 between Michael Foods Investors, LLC and Mark W. Westphal (13)

10.61	Senior Management Class F Unit Subscription Agreement dated October 23, 2009 between Michael Foods Investors, LLC and Carolyn V. Wolski (13)

10.62	Indemnity Agreement dated October 23, 2009 between Michael Foods, Inc. and James E. Dwyer, Jr. (13)

10.64	Third Amendment to Michael Foods Investors, LLC Securityholders Agreement (13)

10.65	Third Amended and Restated Limited Liability Company Agreement

10.66	Fourth Amendment to Michael Foods Investors, LLC Securityholders Agreement

12.1	Computation of ratio of earnings to fixed charges

21.1	Subsidiaries of Michael Foods, Inc.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

(1)	Incorporated by reference from Michael Foods Inc /MN current report on Form 8-K filed with the Commission on October 16, 2003.
(2)	Incorporated by reference from the Company’s Form S-4 Registration Statement (Registration No. 333-112714) filed with the Commission on February 11, 2004.

(3)	Incorporated by reference from Amendment No. 1 to Michael Foods Inc /MN Form S-4 Registration Statement (Registration No. 333-63722) filed with the Commission on July 18, 2001.
(4)	Incorporated by reference from Michael Foods Inc /MN current report on Form 8-K filed with the Commission on November 22, 2000.
(5)	Incorporated by reference from the Company’s report on Form 10-K filed with the Commission on March 30, 2004.
(6)	Incorporated by reference from the Company’s report on Form 10-K filed with the Commission on March 23, 2006.
(7)	Incorporated by reference from the Company’s report on Form 10-K filed with the Commission on March 29, 2007.
(8)	Incorporated by reference from the Company’s report on Form 10-Q filed with the Commission on May 14, 2007.
(9)	Incorporated by reference from the Company’s report on Form 10-K filed with the Commission on March 24, 2008.
(10)	Incorporated by reference from the Company’s report on Form 10-Q filed with the Commission on May 12, 2008.
(11)	Incorporated by reference from the Company’s report on Form 10-K filed with the Commission on March 24, 2009.
(12)	Incorporated by reference from the Company’s report on Form 8-K filed with the Commission on May 5, 2009.
(13)	Incorporated by reference from the Company’s report on Form 10-Q filed with the Commission on November 13, 2009.

SCHEDULE II

MICHAEL FOODS, INC. AND SUBSIDIARIES

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Period	Additions	Deductions		Balance at End of Period
Allowance for Doubtful Accounts
2007	$4,150	$—	$230		$3,920
2008	3,920	308	186		4,042
2009	4,042	—	1,832	(a)	2,210

(a)	Represents a reclassification of certain preference claims to current liabilities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHAEL FOODS, INC.

Date: March 25, 2010	By:	/S/ JAMES E. DWYER, JR.
James E. Dwyer, Jr. (Chief Executive Officer, President and Director)

Date: March 25, 2010	By:	/S/ MARK W. WESTPHAL
Mark W. Westphal (Chief Financial Officer, Senior Vice President, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/S/ JOSHUA D. BRESLER	March 25, 2010
Joshua D. Bresler (Director)

/S/ ANTHONY J. DINOVI	March 25, 2010
Anthony J. DiNovi (Director)

/S/ JEROME J. JENKO	March 25, 2010
Jerome J. Jenko (Director)

/S/ CHARLES D. WEIL	March 25, 2010
Charles D. Weil (Director)

/S/ KENT R. WELDON	March 25, 2010
Kent R. Weldon (Director)

/S/ GREGG A. OSTRANDER	March 25, 2010
Gregg A. Ostrander (Executive Chairman)

MICHAEL FOODS, INC.

(A Wholly Owned Subsidiary of M-Foods Holdings, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder

of Michael Foods, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Michael Foods, Inc. and its subsidiaries, a wholly owned subsidiary of M-Foods Holdings, Inc., at January 2, 2010 and January 3, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Minneapolis, MN

March 25, 2010

MICHAEL FOODS, INC.

(A Wholly Owned Subsidiary of M-Foods Holdings, Inc.)

CONSOLIDATED BALANCE SHEETS

For the Years Ended January 2, 2010 and January 3, 2009

(In thousands, Except Share and Per Share Data)

	2009	2008
ASSETS
Current Assets
Cash and equivalents	$87,061	$78,054
Accounts receivable, less allowances	124,520	124,518
Inventories	125,976	127,153
Prepaid expenses and other	8,139	18,248

Total Current Assets	345,696	347,973

Property, Plant And Equipment
Land	7,279	7,279
Buildings and improvements	159,111	146,923
Machinery and equipment	401,059	355,406

	567,449	509,608
Less accumulated depreciation	317,784	278,058

	249,665	231,550

Other Assets
Goodwill	522,916	522,916
Intangible assets, net	171,076	186,318
Other assets	17,513	10,101

	711,505	719,335

	$1,306,866	$1,298,858

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Current maturities of long-term debt	$5,667	$4,306
Accounts payable	71,793	90,507
Accrued liabilities
Compensation	24,112	24,265
Customer programs	37,846	39,556
Other	32,317	32,211

Total Current Liabilities	171,735	190,845
Long-term debt, less current maturities	547,370	593,078
Deferred income taxes	85,699	88,554
Other long-term liabilities	23,700	22,393
Commitments and contingencies	—	—
Shareholder’s Equity
Common stock, $0.01 par value, 3,000 shares authorized, issued and outstanding in 2009 and 2008	—	—
Additional paid-in capital	276,843	271,261
Retained earnings	197,224	135,271
Accumulated other comprehensive income (loss)	4,295	(2,544)

	478,362	403,988

	$1,306,866	$1,298,858

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS, INC.

(A Wholly Owned Subsidiary of M-Foods Holdings, Inc.)

CONSOLIDATED STATEMENTS OF EARNINGS

For the Years Ended January 2, 2010, January 3, 2009 and December 29, 2007

(In thousands)

	2009	2008	2007
Net sales	$1,542,779	$1,804,373	$1,467,762
Cost of sales	1,241,613	1,528,420	1,223,416

Gross profit	301,166	275,953	244,346
Selling, general and administrative expenses	145,883	165,938	147,375
Plant closing expenses	—	—	1,525

Operating profit	155,283	110,015	95,446
Interest expense, net	44,338	42,008	52,490
Loss on early extinguishment of debt	3,237	—	—

Earnings before income taxes	107,708	68,007	42,956
Income tax expense	38,244	21,129	15,391

Net earnings	$69,464	$46,878	$27,565

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS, INC.

(A Wholly Owned Subsidiary of M-Foods Holdings, Inc.)

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

AND COMPREHENSIVE INCOME

For the Years Ended January 2, 2010, January 3, 2009 and December 29, 2007

(In thousands)

	Shares Issued	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total Shareholder’s Equity
Balance at December 30, 2006	3	$—	$260,935	$61,466	$2,393		$324,794
Capital invested by parent	—	—	4,806	—	—		4,806
Non-cash stock option compensation	—	—	78	—	—		78
Adoption of FASB Interpretation No. 48	—	—	—	(638)	—		(638)
Net earnings	—	—	—	27,565	—	$27,565
Foreign currency translation adjustment	—	—	—	—	3,124	3,124
Futures gain	—	—	—	—	360	360

Comprehensive income						$31,049	31,049

Balance at December 29, 2007	3	—	265,819	88,393	5,877		360,089
Capital invested by parent	—	—	4,750	—	—		4,750
Non-cash stock option compensation	—	—	692	—	—		692
Net earnings	—	—	—	46,878	—	$46,878
Foreign currency translation adjustment	—	—	—	—	(3,616)	(3,616)
Futures loss	—	—	—	—	(4,805)	(4,805)

Comprehensive income						$38,457	38,457

Balance at January 3, 2009	3	—	271,261	135,271	(2,544)		403,988
Capital invested by (dividend paid to) parent	—	—	5,095	(7,511)	—		(2,416)
Non-cash stock option compensation	—	—	487	—	—		487
Net earnings	—	—	—	69,464	—	$69,464
Foreign currency translation adjustment	—	—	—	—	1,954	1,954
Futures gain	—	—	—	—	4,885	4,885

Comprehensive income						$76,303	76,303

Balance at January 2, 2010	3	$—	$276,843	$197,224	$4,295		$478,362

The accompanying notes are an integral part of these financial statements.

MICHAEL FOODS, INC.

(A Wholly Owned Subsidiary of M-Foods Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended January 2, 2010, January 3, 2009 and December 29, 2007

(In thousands)

	2009	2008	2007
Cash flow from operating activities:
Net earnings	$69,464	$46,878	$27,565
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	47,841	61,890	59,712
Amortization of intangibles	15,431	15,431	15,331
Amortization of deferred financing costs	3,774	3,824	4,435
Write-off of deferred financing costs	3,171	—	—
Amortization of original issue discount on long-term debt	2,371	—	—
Write-off of assets related to plant closing	—	—	1,293
Deferred income taxes	(364)	(16,046)	(15,578)
Preferred return on deferred compensation	1,519	1,431	1,300
Non-cash stock option compensation	487	692	78
Changes in operating assets and liabilities:
Accounts receivable	785	8,024	(26,551)
Inventories	2,035	(13,368)	(9,833)
Prepaid expenses and other	4,495	(4,562)	548
Accounts payable	(19,260)	(4,122)	20,597
Accrued liabilities	11,098	(983)	19,065

Net cash provided by operating activities	142,847	99,089	97,962
Cash flows from investing activities:
Capital expenditures	(64,133)	(39,062)	(38,120)
Business acquisition	—	(8,652)	—
Investment in other assets	(5,543)	—	(102)

Net cash used in investing activities	(69,676)	(47,714)	(38,222)
Cash flows from financing activities:
Payments on revolving line of credit	—	(10,700)	(18,000)
Proceeds from revolving line of credit	—	10,700	18,000
Payments on long-term debt	(500,629)	(2,070)	(51,777)
Proceeds from long-term debt	467,017	—	—
Original issue discount on long-term debt	(14,075)	—	—
Payments on stock option exercises/share repurchases	(222)	(517)	(93)
Additional capital invested by (dividend paid to) parent	(7,611)	125	500
Deferred financing costs	(9,095)	(463)	(162)

Net cash used in financing activities	(64,615)	(2,925)	(51,532)
Effect of exchange rate changes on cash	451	(473)	293

Net increase in cash and equivalents	9,007	47,977	8,501
Cash and equivalents at beginning of period	78,054	30,077	21,576

Cash and equivalents at end of period	$87,061	$78,054	$30,077

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$37,530	$37,845	$45,383
Income taxes	33,964	34,620	22,618

Non-cash industrial revenue bond guarantees	$—	$—	$6,000
Non-cash capital investment by parent	5,195	4,625	4,306
Reclassification of non-current other assets to property, plant and equipment	—	16,250	—

The accompanying notes are an integral part of these financial statements.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

The Company is a diversified producer and distributor of food products in three areas—egg products, cheese and other dairy case products, and potato products.

Michael Foods, Inc. is a wholly-owned subsidiary of M-Foods Holdings, Inc. (“Holdings” or “Parent”). M-Foods Holdings, Inc. is a wholly-owned subsidiary of Michael Foods Investors, LLC, whose members include affiliates of Thomas H. Lee Partners L.P. and certain members of our past and current management.

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

Fiscal year 2009 contained a fifty-two week period and ended January 2, 2010.

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

Accounts Receivable

We grant credit to our customers in the normal course of business, but generally do not require collateral or any other security to support amounts due. Management performs on-going credit evaluations of customers. We maintain an allowance for potential credit losses based on historical write-off experience which, when realized, have been within management’s expectations. The allowance was $2,210,000 and $4,042,000 at January 2, 2010 and January 3, 2009.

Inventories

Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful lives of generally one to two years.

Inventories consisted of the following as of the years ended, (In thousands):

	2009	2008
Raw materials and supplies	$20,928	$19,312
Work in process and finished goods	75,479	77,604
Flocks	29,569	30,237

	$125,976	$127,153

Financial Instruments and Fair Value Measurements

We are exposed to market risks from changes in commodity prices, which may adversely affect our operating results and financial position. When appropriate, we seek to minimize our risks from commodity price fluctuations through the use of derivative financial instruments, such as commodity purchase contracts which are classified as derivatives along with other instruments relating primarily to corn, soybean meal, cheese and energy related needs. We estimate fair values based on exchange quoted prices, adjusted as appropriate for differences in local markets. These differences are generally valued using inputs from broker or dealer quotations, or market transactions in either the listed or over-the-counter commodity markets. In such cases, these derivative contracts are classified within Level 2 of the fair value hierarchy. Changes in the fair values of these contracts are recognized in the consolidated financial statements as a component of cost of sales or other comprehensive income (loss). At January 2, 2010, our hedging-related financial assets, measured on a recurring basis, were carried at a fair value of $739,000 and are included in prepaid expenses and other current assets.

We have two financial debt instruments. For both instruments, we utilize debt securities market trading prices to compute the fair value of our financial debt instruments owed to our lenders. The first debt instrument is our Credit Agreement facilities that include two term loans, a term A loan and a term B loan. The fair value of the term A loan was $201.0 million compared to issuance value of $200.0 million at period end. The fair value of the term B loan was $251.3 million compared to its issuance value of $250.0 million. The second debt instrument is our senior subordinated notes. The fair value of our senior notes was $152.6 million compared to the issuance value of $150.0 million. See Note B for additional information.

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

We actively monitor exposure to commodity price risks and use derivative commodity instruments to manage the impact of certain of these risks. We use derivatives, primarily futures contracts, only for the purpose of managing risks associated with underlying exposures. Our futures contracts for grains and raw materials are cash flow hedges of firm purchase commitments and anticipated production requirements, as they reduce our exposure to changes in the cash price of the respective items and generally extend for less than one year. We expect that within the next twelve months we will reclassify, as earnings or losses, substantially all of the amount recorded in accumulated other comprehensive income (loss) related to futures at period end.

In addition, we use derivative instruments to mitigate some of the risk associated with our energy related needs. We do not treat those futures contracts as hedging instruments and, therefore, record the gains or losses related to them as a component of earnings in the period of change.

We do not trade or use instruments with the objective of earning financial gains on the commodity price, nor do we use instruments where there are not underlying exposures. All derivatives are recognized at their fair value. For derivative instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income or (loss) (“AOCI” or “AOCL”) in the equity section of our balance sheet and a corresponding amount is recorded in prepaid and other current assets or other current liabilities, as appropriate. We offset certain derivative asset and liability amounts where a legal right of offset exists. The amounts deferred are subsequently recognized in cost of sales when the associated products are sold. The cost or benefit of contracts closed prior to the execution of the underlying purchase is deferred until the anticipated purchase occurs. As a result of the volatility of the markets, deferred gains and losses in AOCI or AOCL may fluctuate until the related contract is closed. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. We do not exclude any items from our assessment of ineffectiveness. During the fiscal year ended January 2, 2010, we did not discontinue any cash flow hedges, therefore no reclassification of gains or losses into earnings were made during the period.

On January 2, 2010, we had the following outstanding commodity-forward contracts that were entered into to hedge forecasted purchases of grain:

Commodity	Quantity
Corn (bushels)	1,370,000
Soybean Meal (tons)	20,400

The following table represents our derivative assets and (liabilities) at January 2, 2010 (In thousands):

		Fair Value
	Balance Sheet Location	Asset	Liability
Derivatives designated as hedging instruments:

Commodity contracts – Grain	Prepaid expenses and other	$682	$(28)

Derivatives not designated as hedging instruments:

Commodity contracts – Energy	Prepaid expenses and other	$293	$—

The following tables represent the effect of derivative instruments on our Consolidated Statement of Earnings for the period ended January 2, 2010 (In thousands, net of tax impact):

	Gain (Loss) Recognized in AOCI on Derivative	Location of Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings	Location of Gain (Loss) Recognized in Earnings on Derivative	Gain (Loss) Recognized in Earnings on Derivative
	(Effective Portion)			(Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships:

Commodity contracts – Grain	$469	Cost of sales	$(4,416)	Cost of sales	$520

	Locations of Gain (Loss) Recognized in Earnings on Derivative	Gain (Loss) Recognized in Earnings on Derivative
Derivatives not designated as hedging instruments:

Commodity contracts – Energy	Cost of sales	$(381)

Property, Plant and Equipment

The Company’s property consists mainly of plants and equipment used in manufacturing activities. These assets are recorded at cost, which includes interest on significant projects. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on the straight-line basis. Estimated service lives range from 10-30 years for buildings and improvements and 3-15 years for machinery and equipment. Leasehold improvements are depreciated over the life of the lease including any extensions, the estimated service lives range from 5-15 years. Maintenance and repairs are charged to expense in the year incurred and renewals and betterments are capitalized. The costs and accumulated depreciation of assets sold or disposed of are removed from the accounts and the resulting gain or loss is reflected in earnings. Plant and equipment are reviewed for impairment on an annual basis and when conditions indicate an impairment or future impairment, the assets are either written down or the useful life is adjusted to the remaining period of usefulness, as was done on the Northern Star equipment that is not intended to be transferred to the new facility.

We capitalized interest of $468,000 in 2009 and $93,000 in 2007 relating to the construction and installation of property, plant and equipment.

Goodwill and Intangible Assets

We recognize the excess cost of an acquired entity over the net amount assigned to assets acquired, including intangible assets with indefinite lives, and liabilities assumed, as goodwill. Goodwill and intangible assets with indefinite lives (trademarks) are tested for impairment on an annual basis during the fourth quarter, and between annual tests whenever there is an impairment indicated. Fair values are estimated based on our best assessment of market value compared with the corresponding carrying value of the reporting unit, including goodwill. Impairment losses will be recognized whenever the implied fair value is less than the carrying value of the related asset. None of our business segments or indefinite-lived intangible assets is in an impairment position as of January 2, 2010.

Each segment’s share of goodwill as of the years ended, (In thousands):

	2009				2008
	Egg Products	Potato Products	Crystal Farms	Total	Egg Products	Potato Products	Crystal Farms	Total
Balance as of beginning of year
Goodwill	$430,992	$59,856	$32,068	$522,916	$426,340	$59,856	$32,068	$518,264
Accumulated impairment losses	—	—	—	—	—	—	—	—

	430,992	59,856	32,068	522,916	426,340	59,856	32,068	518,264

Goodwill acquired during the year	—	—	—	—	4,652	—	—	4,652

Balance as of end of year
Goodwill	430,992	59,856	32,068	522,916	430,992	59,856	32,068	522,916
Accumulated impairment losses	—	—	—	—	—	—	—	—

	$430,992	$59,856	$32,068	$522,916	$430,992	$59,856	$32,068	$522,916

The increase in goodwill for the Egg Products Division is the result of our acquisition of certain assets of Mr. B’s of Abbotsford, Inc. and related entities on January 11, 2008. The purchase price of $8,652,000 was financed through available cash and was accounted for during the period ended March 29, 2008 as a business combination. The acquired net assets, which consisted primarily of accounts receivable and property, plant and equipment, were recorded at fair value as of the date of the acquisition.

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

Our intangible assets, other than goodwill, as of the years ended, (In thousands):

	2009	2008
Amortized intangible assets, principally customer relationships	$230,215	$230,215
Accumulated amortization	(93,453)	(78,022)

	136,762	152,193

Indefinite lived intangible assets, trademarks	34,314	34,125

	$171,076	$186,318

The amortization expense was $15,431,000, $15,431,000 and $15,331,000 in 2009, 2008, and 2007. The estimated amortization expense for years 2010 through 2014 is as follows (In thousands):

2010	$15,431
2011	15,331
2012	15,331
2013	15,331
2014	15,331

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

Deferred Financing Costs

Deferred financing costs are included in other assets and are being amortized using the effective interest rate method over the lives of the respective debt agreements. Our deferred financing costs are as follows for the years ended (In thousands):

	2009	2008
Deferred financing costs	$37,984	$32,060
Accumulated amortization	(26,305)	(22,531)

	$11,679	$9,529

In connection with the May 1, 2009 amended and restated credit agreement financing, deferred financing costs of $9,083,000 were capitalized. These costs are included in other assets and are being amortized using the effective interest rate method over the lives of the respective debt agreements. In conjunction with the extinguishment of the 2003 term loan B portion of our prior credit facility, we incurred costs of $66,000 and wrote-off $3,171,000 of non-cash deferred financing costs during 2009.

Restricted Cash

In October 2009, we and our principal insurance carrier entered into a pledge and security and escrow agreements for the guarantee of deductible and/or loss limit reimbursement on workers compensation, automobile and general liability claims. Previously we secured this guarantee through a letter of credit with our insurance carrier as the beneficiary. In October 2009, we funded $5,350,000 to an escrow collateral money market account at Bank of New York Mellon. The funds in this account are restricted cash and the carrying value is included in other long-term assets on our balance sheet.

Foreign Joint Ventures and Currency Translation

Our Egg Products Division previously invested in a foreign joint venture in Canada. During the fourth quarter of 2009, we purchased the remaining non-controlling interest. Its financial statements were included in our consolidated financial statements for all periods presented, as we previously owned a 67% controlling interest. The financial statements for the Canadian entity are measured in the local currency and then translated into U.S. dollars. The balance sheet accounts, with the exception of long-lived intangible asset and equity accounts, are translated using the current exchange rate at the balance sheet date and the operating results are translated using the average rates prevailing throughout the reporting period. The long-lived intangible asset and equity accounts are translated at historical rates. Accumulated translation gains or losses are recorded in AOCI or AOCL and are included as a component of comprehensive income. Transactional gains and losses are reported in the statement of earnings.

Our Egg Products Division has previously invested in a foreign joint venture in Europe. We exited the European joint venture in late 2009, by selling our shares of Belovo S.A. to BNL Food Investments Limited, which had no affect on our statement of earnings, as we adjusted the value of our investment in Belovo to zero in 2006.

Revenue Recognition

Sales to our customers are recognized when proof of delivery is received from our carriers and are recorded net of estimated customer programs and returns. We recognize revenue when all of the following conditions have been met:

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

Only a minor portion of our sales result in customer returns. An accrual is estimated based on historical trends and reviewed periodically for adequacy. Revenue is appropriately reduced to reflect estimated returns. We are able to make a reasonable estimate of customer returns based upon historical trends due to the fact that our sales are not susceptible to significant external factors, the return period is short, and our sales are high volume and homogeneous in nature.

Customer incentive programs include customer rebates, volume discounts and allowance programs. We have contractual arrangements with our customers and utilize agreed-upon discounts to determine the accrued promotion costs related to these customers. In addition, we have contractual arrangements with end-user customers and utilize historical experience to estimate this accrual.

Marketing and Advertising Costs

The Company promotes its products with advertising, consumer incentives, and trade promotions. Such programs include, but are not limited to, discounts, coupons, and fixed and volume-based incentive programs. Advertising costs are expensed as incurred and included in selling expenses. At retail, we predominately use in-store promotional spending, discounts and coupons. Such spending is recorded as a reduction to sales based on amounts estimated as being due to customers and consumers at the end of a period. In foodservice, we predominately use fixed and volume-based programs. Fixed marketing programs are expensed over the period to which sales relate and are included in selling expenses. Volume–based programs are recorded as a reduction to sales based on amounts estimated as being due to customers at the end of a period. Late in fiscal 2008, a marketing program with one of our foodservice customers changed from a fixed-dollar marketing program recorded as selling expense to a volume-based allowance program, which was recorded in net sales in the current period. This effect and other program changes resulted in reductions in selling expenses and net sales of $7.6 million for 2009 as compared to 2008. Our advertising expense was $12,101,000, $12,762,000 and $11,406,000 in 2009, 2008, and 2007.

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

We account for the uncertainty in income taxes in our consolidated financial statements when evaluating our tax positions. The evaluation of a tax position is a two-step process, the first step being recognition. We determine whether it is more-likely-than-not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. If a tax position does not meet the more-likely-than-not threshold, the benefit of that position is not recognized in our financial statements. The second step is measurement. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority. See Note C for additional information.

Comprehensive Income (Loss)

Total comprehensive income (loss) is disclosed in the consolidated statements of shareholder’s equity and included in net earnings and other comprehensive income (loss), which is comprised of unrealized gains (losses) on cash flow hedges and foreign currency translation adjustments.

The components of and changes in accumulated other comprehensive income, net of taxes, were as follows (In thousands):

	Cash Flow Hedges	Foreign Currency Translation	Total AOCI/AOCL
Balance at December 30, 2006	$—	$2,393	$2,393
Foreign currency translation adjustment	—	3,124	3,124
Change due to cash flow hedges	360	—	360

Balance at December 29, 2007	360	5,517	5,877
Foreign currency translation adjustment	—	(3,616)	(3,616)
Change due to cash flow hedges	(4,805)	—	(4,805)

Balance at January 3, 2009	(4,445)	1,901	(2,544)
Foreign currency translation adjustment	—	1,954	1,954
Change due to cash flow hedges	4,885	—	4,885

Balance at January 2, 2010	$440	$3,855	$4,295

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on fair value measurements. This guidance defines fair value and establishes a framework for measuring fair value and expanded disclosures about fair value measurement. In February 2008, the FASB deferred the effective date of this guidance for one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis and amended to add a scope exception for leasing transactions. We adopted this guidance effective January 1, 2008 for financial assets and liabilities measured on a recurring basis and effective January 4, 2009 for non-financial assets and liabilities. The adoption did not have an impact on our consolidated results of operations and financial position.

In December 2007, the FASB issued new guidance on business combinations. The revised guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. We adopted this guidance effective January 4, 2009. The adoption did not have an impact on our consolidated results of operations and financial position.

In December 2007, the FASB issued new guidance on noncontrolling interests which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We adopted this guidance effective January 4, 2009. The adoption did not have a material impact on our consolidated results of operations and financial position.

In March 2008, the FASB issued new guidance on disclosures about derivative instruments and hedging activities. This guidance requires companies to provide greater transparency through disclosures about how and why we use derivative instruments. This includes how derivative instruments and related hedged items are accounted for, the level of derivative activity entered into by us and how derivative instruments and related hedged items affect our financial position, results of operations, and cash flows. We adopted this guidance in the first quarter of 2009 and have included the required disclosures in Note A.

In May 2009, the FASB issued new guidance on subsequent events. This guidance establishes a formal standard of accounting for and disclosures of events that occur after the balance sheet date, but before the financial statements are issued. This guidance includes a new requirement to disclose the date events were evaluated and the basis for that date. We adopted this guidance in the second quarter of 2009. The FASB amended this guidance to remove the date disclosure requirement for SEC filers (as defined) effective February 25, 2010.

In June 2009, the FASB issued the FASB Accounting and Standards Codification (Codification). The Codification will become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. We have implemented the Codification, which does not change GAAP and will not have an effect on our determination or reporting of our financial results.

Recent Accounting Pronouncements to be Adopted

In June 2009, the FASB issued guidance which amends the consolidation criteria for variable interest entities (“VIE”). This guidance changes the model for determining who consolidates the VIE and addresses how often this analysis is performed. The guidance is effective for fiscal years and interim periods beginning after November 15, 2009 and is not expected to have a material impact on our consolidated financial statements.

There were no other accounting pronouncements issued during the year ended January 2, 2010 that are expected to have a material impact on our financial position, operating results or disclosures.

NOTE B—DEBT

Long-term debt consisted of the following as of the years ended (In thousands):

	2009	2008
Revolving credit facility	$—	$—
Term loans	378,950	427,300
Senior subordinated notes payable	150,050	150,050
Guaranteed bonds	12,846	14,039
Capital leases	14,197	3,743
MFI Food Canada, Ltd note payable	2,607	2,252
Northern Star Co. note payable	6,091	—

	564,741	597,384

Less:
Current maturities	5,667	4,306
Unamortized original issue discount	11,704	—

	$547,370	$593,078

On May 1, 2009, we entered into an amended and restated credit agreement (“Credit Agreement”), which consisted of a $75,000,000 revolving credit facility, a $200,000,000 term A loan and a $250,000,000 term B loan. The revolving credit facility and the term A loan mature November 1, 2012 and the term B loan matures May 1, 2014. Both the term A loan and term B loan were issued at a discount. The original issue discount on the term A loan was $4,075,000 and on the term B loan it was $10,000,000. The original issue discount is being amortized using the effective interest rate method over the respective lives of the loans. In conjunction with the extinguishment of the 2003 term loan B, we incurred costs of $66,000 and wrote-off $3,171,000 of non-cash deferred financing costs. The facilities within the Credit Agreement bear interest at a floating base rate plus an applicable margin, as defined in the agreement. The effective interest rates at January 2, 2010 for the term A loan and term B loan were 6.00% and 6.50%. At January 2, 2010, approximately $350,000 of capacity was used under the revolving credit facility for letters of credit.

On July 31, 2009, we made voluntary prepayments of $30,000,000 on the term A loan and $3,750,000 on the term B loan. On December 31, 2009, we made voluntary prepayments of $20,300,000 on the term A loan and $17,000,000 on the term B loan. As a result of the prepayments, the next scheduled principal payment on the term loans is scheduled for September 2011.

Our parent, M-Foods Holdings, Inc., has outstanding 9.75% senior subordinated notes due October 1, 2013. The fully accreted balance of these notes as of January 2, 2010 was $154.1 million. Beginning October 1, 2009 M-Foods Holdings, Inc. began making semi-annual interest payments on the senior subordinated notes. As the sole wholly-owned subsidiary of M-Foods Holdings, Inc., we intend to provide our parent the funds sufficient to service these notes.

The covenants and collateral on the Credit Agreement are substantially unchanged. However, the maximum leverage ratio and minimum interest coverage ratio thresholds were adjusted. The Credit Agreement also allows for the funding of the semi-annual interest payments to M-Foods Holdings, Inc. The Credit Agreement is collateralized by substantially all of our assets. The Credit Agreement and senior subordinated notes contain restrictive covenants, including restrictions on dividends and distributions to shareholders and unit holders, a maximum leverage ratio, and a minimum interest coverage ratio, in addition to limitations on additional indebtedness and liens. Covenants related to operating performance are primarily based on earnings before interest expense, income taxes, and depreciation and amortization expense. Our failure to comply with these covenants could result in an event of default, which if not cured or waived could have a material adverse effect on our results of operations, financial position and cash flow. In general, the debt covenants limit our discretion in the operation of our businesses. We were in compliance with all of the financial covenants in the Credit Agreement and the senior subordinated notes as of January 2, 2010. In addition, the Credit Agreement includes guarantees by our domestic subsidiaries.

In December 2008, we entered into a $15.6 million variable-rate lease agreement to fund a portion of the equipment purchases at our new potato products facility in Chaska, Minnesota. The lease agreement matures on December 30, 2014. As of January 2, 2010, we had borrowed $10.9 million on this facility and the outstanding balance effective rate was 3.74%. We anticipate full use of the available lease funds in early 2010. On November 25, 2009, we entered into a variable-rate loan for up to $7.5 million for additional financing for equipment for the new potato products facility. The $7.5 million loan is due November 25, 2014. As of January 2, 2010, we had borrowed $6.1 million on the loan and the effective interest rate on the outstanding balance was 2.88%. We anticipate full use of the available funds in early 2010.

The following is an analysis of the property under capital leases by major classes (In thousands):

	2009	2008
Buildings and improvements	$6,015	$5,196
Machinery and equipment	13,789	2,477

	19,804	7,673
Accumulated depreciation	(5,432)	(4,284)

	$14,372	$3,389

The amortization of leased property is included in depreciation expense.

Aggregate maturities of our long-term debt and capital leases are as follows (In thousands):

Year Ending,	Capital Leases	Debt	Total
2010	$2,997	$3,221	$6,218
2011	4,203	13,903	18,106
2012	3,670	146,137	149,807
2013	2,690	155,914	158,604
2014	1,967	226,447	228,414
Thereafter	—	4,922	4,922

	15,527	550,544	566,071

Less: Amounts representing interest and original issue discount amortization	1,330	11,704	13,034

	$14,197	$538,840	$553,037

The components of net interest expense for the years ended is as follows (In thousands):

	2009	2008	2007
Interest expense	$39,095	$38,829	$49,624
Amortization of financing costs	6,145	3,824	4,435
Capitalized interest	(468)	—	(93)
Interest income	(434)	(645)	(1,476)

Interest expense, net	$44,338	$42,008	$52,490

NOTE C—INCOME TAXES

Income tax expense consists of the following for the years ended (In thousands):

	2009	2008	2007
Current:
Federal	$34,636	$33,134	$27,831
State	3,972	4,041	3,138

	38,608	37,175	30,969

Deferred:
Federal	(540)	(11,802)	(14,125)
Foreign	238	(2,895)	161
State	(62)	(1,349)	(1,614)

	(364)	(16,046)	(15,578)

	$38,244	$21,129	$15,391

The components of the deferred tax assets and (liabilities) associated with the cumulative temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes follows for the years ended (In thousands):

	2009	2008
Current deferred income taxes:
Flock inventories	$(6,537)	$(6,636)
Hedging	(396)	5,923
Other, primarily accrued expenses	7,219	6,658

Total current deferred income taxes	286	5,945

Non-current deferred income taxes:
Depreciation	(23,957)	(21,800)
Customer relationships	(51,248)	(56,997)
Trademarks and licenses	(11,618)	(11,558)
Goodwill	(7,351)	(6,427)
Deferred compensation	7,601	7,032
Net operating loss carryforwards	583	255
Other	3,002	3,205

	(82,988)	(86,290)
Valuation allowance	(2,711)	(2,264)

Total non-current deferred income taxes	(85,699)	(88,554)

Total deferred income taxes	$(85,413)	$(82,609)

A valuation allowance was recorded in 2006 against the deferred tax assets of certain of our foreign joint ventures and subsidiaries. The valuation allowance was recorded based on management’s judgment that it is more likely than not that the benefits of those deferred tax assets will not be realized in the future. At the end of 2009, that determination had not changed. The 2009 change in the valuation allowance relating to those deferred tax assets was due to a combination of currency rate fluctuations and income and the wind-up of one of our foreign subsidiaries during 2009. The table below summarizes the change in the valuation allowance:

	2009	2008
Valuation allowance at beginning of year	$2,264	$5,071
Change related to current year items	292	(2,066)
Change related to foreign currency fluctuation	155	(741)

Valuation allowance at end of year	$2,711	$2,264

The following is a reconciliation of the federal statutory income tax rate to the consolidated effective tax rate based on earnings before equity in losses of unconsolidated subsidiary for the years ended:

	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal impact	2.4%	2.6%	2.3%
Qualified production activities deduction	(1.8)%	(2.8)%	(3.8)%
Other permanent differences	(0.1)%	0.1%	0.5%
Valuation allowance	0.3%	(3.0)%	0.6%
Other	(0.3)%	(0.8)%	1.2%

	35.5%	31.1%	35.8%

The American Jobs Creation Act of 2004 created a new tax deduction equal to the applicable percentage of the qualified production activities income for tax years beginning after December 31, 2004. The applicable percentage for 2007, 2008 and 2009 was 6%, and it rises to 9% thereafter.

We have foreign net operating loss carryforwards of approximately $1,880,000 which expire from 2026 through 2029.

Accounting for Uncertainty in Income Taxes

We adopted the accounting for uncertain tax positions effective January 1, 2007. As a result of the adoption, we recognized a charge of approximately $0.7 million to the January 1, 2007 retained earnings balance.

Following is a roll-forward of our 2009 and 2008 unrecognized tax benefits (In thousands):

	2009	2008
Total unrecognized tax benefits at beginning of year	$3,409	$4,670
Gross increase (decrease) for tax positions taken in prior periods	40	(1,325)
Gross increase for tax positions taken in current period	127	404
Reductions as a result of a lapse of applicable statute of limitations	(378)	(340)

Total unrecognized tax benefits at end of year	$3,198	$3,409

The total liability associated with unrecognized tax benefits that, if recognized, would impact the effective tax rate was $2,309,000 at January 2, 2010.

The company accrues interest and penalties associated with unrecognized tax benefits as interest expense in the consolidated statement of earnings, and the corresponding liability in accrued interest in the consolidated balance sheet. An expense of approximately $213,000 and $182,000 for interest and penalties was reflected in the consolidated statement of earnings for 2009 and 2007. In 2008, we had a benefit of approximately $780,000 reflecting the affect of the closing of statutes of limitations. The corresponding liabilities in the consolidated balance sheets were approximately $979,000 and $830,000 at January 2, 2010 and January 3, 2009.

Included in the balance of unrecognized tax benefits for 2009 are tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. We estimate that it is reasonably possible that $400,000 to $800,000 of unrecognized tax benefits could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised of items related to state income tax audits and expiring statutes.

Our uncertain tax positions are related to tax years that remain subject to examination. As of January 2, 2010, the United States jurisdiction remains subject to examination for tax years 2006 through 2009, and the Minnesota and the New Jersey jurisdictions for tax years 2005 through 2009. During 2009, we concluded the examination by the Internal Revenue Service for tax year 2007. There were no adjustments made during the examination. While the examination has been completed, the normal statute of limitations for that year remains open.

NOTE D—EMPLOYEE RETIREMENT PLAN

Employees who meet certain service requirements are eligible to participate in a defined contribution retirement plan. We match up to 4% of each participant’s eligible compensation. Our matching contributions were $3,131,000, $3,120,000 and $3,058,000 in 2009, 2008 and 2007.

We also contribute to one union defined contribution retirement plan which totaled $40,000, $65,000 and $44,000 for the years ended 2009, 2008 and 2007.

NOTE E—RELATED PARTY TRANSACTIONS

Pursuant to a management agreement with THL Managers V, LLC, an affiliate of Thomas H. Lee Partners, L.P., we pay them an annual fee of $1,500,000 or 1.0% of consolidated earnings before interest, taxes, depreciation and amortization, whichever is greater. The management fees were $2,144,010, $2,000,160 and $1,759,080 in 2009, 2008 and 2007 and were included in selling, general and administrative expenses.

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

Rent expense, including real estate taxes and maintenance expenses, was approximately $9,774,000, $9,232,000 and $8,803,000 for the years ended 2009, 2008 and 2007.

The following is a schedule of minimum rental commitments for base rent for the years ending (In thousands):

2010	$6,752
2011	5,635
2012	3,028
2013	1,877
2014	1,447
Thereafter	2,705

$21,444

Debt Guarantees

We have guaranteed the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of several municipalities where we have manufacturing facilities. The repayment of these bonds is funded through the wastewater treatment charges paid by us. However, should those charges not be sufficient to pay the bond payments as they become due, we have agreed to pay any shortfall. The remaining principal balance of these bonds at January 2, 2010 was approximately $17,248,000, of which $12,846,000 was included in our debt balance ($1.3 million in current maturities and $11.5 million in long-term debt) (see Note B).

Procurement Contracts

We have entered into substantial purchase obligations to fulfill our egg and potato requirements. We maintain long-term egg procurement contracts with numerous cooperatives and egg producers throughout the Midwestern and Eastern United States and Canada, which supply approximately 53% of our annual external egg requirements. Most of these contracts vary in length from 18 to 120 months. The egg prices are primarily indexed to grain or Urner Barry market indices. One egg supplier provides more than 10% of our annual egg requirements. Based upon the best estimates available to us for grain and egg prices, we project our purchases from our top four contracted egg suppliers will approximate $181.2 million in 2010, $190.8 million in 2011, $177.3 million in 2012 and $162.8 million in 2013. The 2010 amount represents approximately 44% of our total egg purchases for the year. In addition, we have contracts to purchase potatoes that expire in 2010. These contracts will supply approximately 53% of the Potato Products Division’s raw potato needs in 2010. Three potato suppliers are each expected to provide more than 10% of our 2010 potato requirements.

Deferred Compensation Plan

M-Foods Holdings, Inc. (“Holdings”) sponsors a 2003 Deferred Compensation Plan (“Plan”) covering certain current and former members of management of the Company. Under terms of the Plan, certain members of management were allowed to roll-over approximately $25,181,000 of option and bonus value from the company and its parent into Holdings. The Plan is nonqualified and unfunded. Each participant’s deferred compensation account under the Plan will accrue an annual 8% return, which is included in Other long-term liabilities. Participants in the Plan will be entitled to a distribution from their deferred compensation account upon the earlier of (i) a change in control of Holdings (ii) the tenth anniversary of the date of the Plan and (iii) upon the termination or death of a participant. We recorded approximately $1,519,000, $1,431,000 and $1,300,000 of preferred return on the deferred compensation for the years ended 2009, 2008 and 2007.

Legal Matters

In late 2008 and early 2009, some 22 class-action lawsuits were filed in various federal courts against us and approximately 20 other defendants (producers of shell eggs, manufacturers of processed egg products, and egg industry organizations) alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and processed-egg products. Plaintiffs seek to represent nationwide classes of direct and indirect purchasers, and allege that defendants conspired to reduce the supply of eggs by participating in animal husbandry, egg-export and other programs of various egg-industry associations. In December 2008, the Judicial Panel on Multidistrict Litigation ordered the transfer of all cases to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings. We currently have two motions to dismiss pending before the Court: (1) a motion to dismiss the direct-purchaser plaintiffs’ Second Consolidated Amended Complaint against Michael Foods, Inc.; and (2) a motion to dismiss the indirect-purchaser plaintiffs’ Consolidated Amended Complaint against Michael Foods, Inc. and subsidiary Papetti’s Hygrade Egg Products, Inc. We are also a party to various other motions, filed by multiple defendants, to dismiss portions of the complaints. A decision on these motions is not expected until June, 2010 or later.

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

We and Sodexo (formerly Sodexho, Inc.) were named as defendants in a suit commenced in 2004 by Feesers, Inc., alleging violation of the Robinson-Patman Act. In 2006, we were awarded summary judgment by the United States District Court for the Middle District of Pennsylvania; that judgment was reversed in 2007 by the U.S. Court of Appeals for the Third Circuit and the case was remanded to the District Court for fact-finding. Following a bench trial in January 2008, the District Court ruled on April 27, 2009 that we violated the Robinson-Patman Act because it found that certain of our products were sold to Feesers and Sodexo at different prices. No damages were sought or awarded in the case; the District Court issued an injunction prohibiting us from charging different prices to Feesers and Sodexo. We appealed the District Court’s decision to the Third Circuit; on January 7, 2010, the Third Circuit reversed the District Court and directed that judgment be entered in favor of Sodexo and us. On January 21, 2010, Feesers petitioned the Third Circuit for a rehearing en banc; the third circuit denied the petition on March 4, 2010. Following the District Court’s ruling on April 27, 2009, Feesers petitioned to have its attorneys’ fees and costs paid by Sodexo and us; we recorded a liability of $5.1 million in June 2009 relating to the fees petition. Based on the latest ruling, that liability was reversed in the fourth quarter of 2009.

In addition, we are from time to time party to litigation, administrative proceedings and union grievances that arise in the ordinary course of business, and occasionally pay non-material amounts to resolve claims and alleged violations of regulatory requirements. There is no pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on our operations or financial condition.

We cannot predict what, if any, impact these matters and any results from such matters could have on future results of operations.

NOTE G—PLANT CLOSING

In November 2006, we announced our decision to close the St. Marys, Ontario egg processing plant due to rising operating costs. The facility was closed on March 31, 2007. The costs related to the closing have been reflected in the Egg Products Division’s operating income. Costs were recorded as follows (In thousands):

	2009	2008	2007	Cumulative
Asset impairment charges	$—	$—	$1,293	$4,187
Employee termination costs	—	—	232	477

Total plant closing costs	$—	$—	$1,525	$4,664

During 2007, we paid all of the St. Marys employee termination costs. No additional plant closing costs were incurred.

NOTE H—SHAREHOLDER’S EQUITY

Common Stock

At January 2, 2010 and January 3, 2009, we had authorized, issued and outstanding common stock of 3,000 shares with a $.01 par value. All common shares were issued to M-Foods Holdings, Inc., a wholly owned subsidiary of Michael Foods Investors, LLC.

Additional Paid In Capital

We recorded non-cash capital investments from our parent, M-Foods Holdings, Inc. (“Holdings”), of $5.2 million in 2009 and $4.6 million in 2008 related to the tax benefit the Company receives on Holdings’ interest deduction due to filing a consolidated Federal tax return with Holdings.

On October 23, 2009, we entered into an employment agreement with James E. Dwyer, Jr. as our President and Chief Executive Officer. Mr. Dwyer also entered into a Senior Management Class G Unit Subscription Agreement with Michael Foods Investors, LLC (the “LLC”) under which Mr. Dwyer purchased 2,000 Class G Units of the LLC for an aggregate purchase price of $200,000. Concurrently, the LLC entered into Senior Management Class F Unit Subscription Agreements with Mark W. Westphal, Chief Financial Officer and Senior Vice President of the Company, under which Mr. Westphal purchased 1,000 Class F Units of the LLC for an aggregate purchase price of $100,000 and with Carolyn V. Wolski, Vice President, General Counsel and Secretary of the Company, under which Ms. Wolski purchased 500 Class F Units of the LLC for an aggregate purchase price of $50,000.

On April 10, 2009, our then Chief Executive Officer and President, David S. Johnson, resigned from the Company. The D Units owned by Mr. Johnson were callable at cost by the LLC. The call notice for Mr. Johnson’s D Units was delivered in July 2009 and the payment for and repurchase of the D Units was completed in August 2009.

Dividend

We are responsible for servicing Holdings’ 9.75% subordinated notes. On October 1, 2009, we made the $7.5 million semi-annual interest payment due on the notes. This $7.5 million payment was recorded as a dividend to Holdings.

NOTE I—STOCK-BASED COMPENSATION

In November 2003, Holdings adopted the 2003 Stock Option Plan (the “Plan”). Under the Plan, Holdings may grant incentive stock options to our employees. The accounting and disclosure for the Holdings Plan are included in our financial statements. A total of 31,707 shares are reserved for issuance under the Plan and 357 shares are available for issuance. Any unexercised options will expire ten years after the grant date. Options are granted with option prices based on the estimated fair market value of Holdings common stock at the date of grant as determined by Michael Foods Investors LLC.

Effective January 1, 2006, we began accounting for new and modified stock option awards using the modified prospective application method. This methodology yields an estimate of fair value based in part on a number of management assumptions, the most significant of which include future volatility and expected term. Changes in these assumptions could significantly impact the estimated fair value of the options granted and the related expense amortized over the vesting period. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on the straight-line basis over the options’ vesting periods. We recorded expenses of $487,000, $692,000, and $78,000 in 2009, 2008 and 2007 due to accounting charges related to stock-based compensation.

As there is no established market for Holdings common stock, the value is determined by a formula and fixed periodically by the Board of Directors. Our options have a term of 10 years and vest over five years, with potential for earlier vesting upon a change in control of the Company. Employees forfeit unvested options when they terminate their employment with the Company and must exercise their vested options at that time or they will also be forfeited. Per the Plan, the options have a put right and a call right. If a participant’s employment is terminated under certain circumstances (i.e., disability or death) the participant has a limited right to sell any exercised shares to the Company and if the participant is terminated for any reason the Company has certain rights to purchase any exercised shares. The intrinsic value of shares exercised was $222,000, $517,000 and $93,000 in 2009, 2008 and 2007. In 2009, we realized tax benefits of $83,000 from the exercise of stock options. The fair value of shares vesting in the respective periods was $286,000, $1,330,000 and $1,059,000 in 2009, 2008 and 2007.

As of January 2, 2010, the total compensation cost for nonvested awards not yet recognized in our statements of earnings was $868,000. This amount will be expensed over the balance of the vesting periods, approximately three years. Information regarding our outstanding stock options is as follows:

				2009
	2009	2008	2007	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at period beginning	29,206	27,195	27,731
Granted	—	3,650	150
Exercised	(201)	(859)	(202)
Cancelled	(134)	(780)	(484)

Outstanding at period end	28,871	29,206	27,195	4.52	$34,480,000

Exercisable at period end	26,001	25,516	20,562	4.19	$32,322,000

Weighted-Average Exercise Price Per Share
Granted	$—	$1,193.82	$1,089.69
Exercised	626.99	626.99	626.99
Cancelled	626.99	841.30	750.31

At period end,
Outstanding	726.09	724.95	662.27
Exercisable	677.26	661.35	637.41

Nonvested shares:
Number at period end	2,870	3,690

Weighted-Average Grant-date Fair Value	$356.14	$354.53

Vested shares:
Number	820

Weighted-Average Grant-date Fair Value	$348.87

Cancelled shares:
Number	134

Weighted-Average Grant-date Fair Value	$184.58

There were no options granted during 2009. The weighted-average grant-date fair value of options granted under the Plan was $360.49 and $325.69 in 2008 and 2007. The weighted-average grant-date fair value of options under the Plan was determined by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:

	2008	2007
Risk-free interest rate	1.77 – 3.11%	4.99%
Expected term (in years)	5	5
Expected volatility	27.65 – 28.67%	21.17%
Expected dividends	None	None

The risk-free interest rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the grant date. Expected volatility used is based on the historical volatility of the stock of companies within our peer group.

NOTE J—BUSINESS SEGMENTS

Our business activities are organized around three business segments as follows:

Egg Products processes and distributes numerous egg products and shell eggs primarily through its facilities in the Midwest and Eastern United States and Canada. Sales of egg products are made through an internal sales force and independent brokers to the foodservice, food ingredient and retail markets primarily throughout North America, and to certain export markets.

Crystal Farms distributes a wide range of refrigerated grocery products, including various cheese products packaged at its Wisconsin cheese packaging facility. Sales of refrigerated grocery products are made through an internal sales force and independent brokers to retail and wholesale markets throughout much of the United States.

Potato Products processes and distributes refrigerated potato products from its manufacturing facilities in Minnesota and Nevada. Sales of potato products are made through an internal sales force and independent brokers to foodservice and retail markets throughout the United States.

Both internal and external reporting conforms to this organizational structure, with no significant differences in accounting policies applied. We evaluate the performance of our business segments and allocated resources to them based primarily on operating profit, defined as earnings before interest expense, interest income, income taxes and allocations of corporate costs to the respective divisions. Intersegment sales are made at market prices. Our corporate office maintains a majority of our cash under our cash management policy. The value of our long-lived assets in Canada as of January 2, 2010 was $18,339,000.

We have the following concentrations in sales and accounts receivable for major customers:

	Sales			Accounts Receivable
	2009	2008	2007	2009	2008
Customer A	16%	15%	17%	12%	7%
Customer B	18%	13%	15%	16%	16%

Certain financial information for our operating segments is as follows (In thousands):

	Egg Products	Potato Products	Crystal Farms	Corporate & Eliminations	Total
2009
External net sales	$1,046,791	$119,219	$376,769	$—	$1,542,779
Intersegment sales	12,979	6,609	—	(19,588)	—
Operating profit (loss)	133,162	710	34,823	(13,412)	155,283
Total assets	934,363	169,106	114,236	89,161	1,306,866
Depreciation and amortization	47,587	11,366	4,315	4	63,272
Capital expenditures	22,040	39,984	2,109	—	64,133

2008
External net sales	$1,265,641	$125,059	$413,673	$—	$1,804,373
Intersegment sales	16,607	20,950	—	(37,557)	—
Operating profit (loss)	95,442	13,719	17,267	(16,413)	110,015
Total assets	968,845	136,955	121,474	71,584	1,298,858
Depreciation and amortization	65,906	6,856	4,555	4	77,321
Capital expenditures	23,177	13,670	2,215	—	39,062

2007
External net sales	$1,014,588	$119,033	$334,141	$—	$1,467,762
Intersegment sales	16,190	18,122	—	(34,312)	—
Operating profit (loss)	75,539	18,941	11,495	(10,529)	95,446
Total assets	970,408	130,105	125,527	47,821	1,273,861
Depreciation and amortization	64,392	6,240	4,401	10	75,043
Capital expenditures	28,469	7,022	2,629	—	38,120

NOTE K—SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Our Credit Agreement and senior subordinated notes have been guaranteed, on a joint and several basis, by us and our domestic subsidiaries. The Credit Agreement is also guaranteed by our parent, M-Foods Holdings, Inc.

The following condensed consolidating financial information presents our consolidated balance sheets at January 2, 2010 and January 3, 2009, and the condensed consolidating statements of earnings and cash flows for the years ended January 2, 2010, January 3, 2009 and December 29, 2007. These financial statements reflect Michael Foods, Inc. (Corporate), the wholly-owned guarantor subsidiaries (on a combined basis), the non-guarantor subsidiary (MFI Food Canada, Ltd.), and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Balance Sheet

January 2, 2010

(In thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$86,189	$—	$872	$—	$87,061
Accounts receivable, less allowances	17,103	152,565	6,080	(51,228)	124,520
Inventories	—	117,872	8,104	—	125,976
Prepaid expenses and other	663	7,377	99	—	8,139

Total current assets	103,955	277,814	15,155	(51,228)	345,696

Property, Plant and Equipment—net	5	236,946	12,714	—	249,665

Other assets:
Goodwill	—	519,890	3,026	—	522,916
Intangibles and other assets	17,513	183,352	2,599	(14,875)	188,589
Investment in subsidiaries	903,214	82	—	(903,296)	—

	920,727	703,324	5,625	(918,171)	711,505

Total assets	$1,024,687	$1,218,084	$33,494	$(969,399)	$1,306,866

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$—	$3,982	$1,685	$—	$5,667
Accounts payable	65	118,654	4,302	(51,228)	71,793
Accrued liabilities	14,241	78,190	1,844	—	94,275

Total current liabilities	14,306	200,826	7,831	(51,228)	171,735
Long-term debt, less current maturities	517,296	25,881	22,145	(17,952)	547,370
Deferred income taxes	(8,977)	94,676	—	—	85,699
Other long-term liabilities	23,700	—	—	—	23,700
Shareholder’s equity	478,362	896,701	3,518	(900,219)	478,362

Total liabilities and shareholder’s equity	$1,024,687	$1,218,084	$33,494	$(969,399)	$1,306,866

Condensed Consolidating Balance Sheet

January 3, 2009

(In thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$76,260	$—	$1,794	$—	$78,054
Accounts receivable, less allowances	231	135,794	5,780	(17,287)	124,518
Inventories	—	120,908	6,245	—	127,153
Prepaid expenses and other	1,278	16,846	124	—	18,248

Total current assets	77,769	273,548	13,943	(17,287)	347,973

Property, Plant and Equipment—net	10	219,918	11,622	—	231,550

Other assets:
Goodwill	—	519,890	3,026	—	522,916
Intangibles and other assets	10,101	198,866	2,410	(14,958)	196,419
Investment in subsidiaries	924,829	200	—	(925,029)	—

	934,930	718,956	5,436	(939,987)	719,335

Total assets	$1,012,709	$1,212,422	$31,001	$(957,274)	$1,298,858

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$2,203	$1,186	$917	$—	$4,306
Accounts payable	1,194	103,012	3,588	(17,287)	90,507
Accrued liabilities	16,508	77,812	1,712	—	96,032

Total current liabilities	19,905	182,010	6,217	(17,287)	190,845
Long-term debt, less current maturities	575,147	12,853	21,024	(15,946)	593,078
Deferred income taxes	(8,724)	97,552	(382)	108	88,554
Other long-term liabilities	22,393	—	—	—	22,393
Shareholder’s equity	403,988	920,007	4,142	(924,149)	403,988

Total liabilities and shareholder’s equity	$1,012,709	$1,212,422	$31,001	$(957,274)	$1,298,858

Condensed Consolidating Statement of Earnings

For the Year Ended January 2, 2010

(In thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$1,538,892	$52,363	$(48,476)	$1,542,779
Cost of sales	—	1,243,551	46,538	(48,476)	1,241,613

Gross profit	—	295,341	5,825	—	301,166
Selling, general and administrative expenses	13,412	139,124	4,135	(10,788)	145,883

Operating profit (loss)	(13,412)	156,217	1,690	10,788	155,283
Interest expense (income), net	43,415	(647)	1,570	—	44,338
Loss on early extinguishment of debt	3,237	—	—	—	3,237
Other expense (income)	(10,788)	—	—	10,788	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(49,276)	156,864	120	—	107,708
Equity in earnings (loss) of subsidiaries	101,179	(118)	—	(101,061)	—

Earnings (loss) before income taxes	51,903	156,746	120	(101,061)	107,708
Income tax expense (benefit)	(17,561)	55,567	238	—	38,244

Net earnings (loss)	$69,464	$101,179	$(118)	$(101,061)	$69,464

Condensed Consolidating Statement of Earnings

For the Year Ended January 3, 2009

(In thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$1,785,993	$68,879	$(50,499)	$1,804,373
Cost of sales	—	1,520,053	58,866	(50,499)	1,528,420

Gross profit	—	265,940	10,013	—	275,953
Selling, general and administrative expenses	16,413	155,935	3,554	(9,964)	165,938

Operating profit (loss)	(16,413)	110,005	6,459	9,964	110,015
Interest expense (income), net	40,250	(36)	1,794	—	42,008
Other expense (income)	(9,964)	—	—	9,964	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(46,699)	110,041	4,665	—	68,007
Equity in earnings (loss) of subsidiaries	75,867	7,560	—	(83,427)	—

Earnings (loss) before income taxes	29,168	117,601	4,665	(83,427)	68,007
Income tax expense (benefit)	(17,710)	41,734	(2,895)	—	21,129

Net earnings (loss)	$46,878	$75,867	$7,560	$(83,427)	$46,878

Condensed Consolidating Statement of Earnings

For the Year Ended December 29, 2007

(In thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$1,452,148	$65,833	$(50,219)	$1,467,762
Cost of sales	—	1,214,933	58,702	(50,219)	1,223,416

Gross profit	—	237,215	7,131	—	244,346
Selling, general and administrative expenses	10,529	139,266	4,495	(6,915)	147,375
Plant closing expenses	—	—	1,525	—	1,525

Operating profit (loss)	(10,529)	97,949	1,111	6,915	95,446
Interest expense (income), net	51,414	(779)	1,855	—	52,490
Other expense (income)	(6,915)	—	—	6,915	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(55,028)	98,728	(744)	—	42,956
Equity in earnings (loss) of subsidiaries	63,415	(905)	—	(62,510)	—

Earnings (loss) before income taxes	8,387	97,823	(744)	(62,510)	42,956
Income tax expense (benefit)	(19,178)	34,408	161	—	15,391

Net earnings (loss)	$27,565	$63,415	$(905)	$(62,510)	$27,565

Condensed Consolidating Statement of Cash Flows

For the Year Ended January 2, 2010

(In thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated

Net cash provided by operating activities	$111,251	$30,200	$1,396	$142,847

Cash flows from investing activities:
Capital expenditures	—	(62,731)	(1,402)	(64,133)
Investment in other assets	(5,262)	—	(281)	(5,543)

Net cash used in investing activities	(5,262)	(62,731)	(1,683)	(69,676)

Cash flows from financing activities:
Payments on revolving line of credit	—	—	—	—
Proceeds from revolving line of credit	—	—	—	—
Payments on long-term debt	(498,350)	(1,193)	(1,086)	(500,629)
Proceeds from long-term debt	450,000	17,017	—	467,017
Original issue discount on long-term debt	(14,075)	—	—	(14,075)
Payments on stock option exercises/share repurchases	(222)	—	—	(222)
Additional capital invested by (dividend paid to) parent	(7,611)	—	—	(7,611)
Deferred financing costs	(9,095)	—	—	(9,095)
Investment in subsidiaries	(16,707)	16,707	—	—

Net cash (used in) provided by financing activities	(96,060)	32,531	(1,086)	(64,615)
Effect of exchange rate changes on cash	—	—	451	451

Net increase (decrease) in cash and equivalents	9,929	—	(922)	9,007
Cash and equivalents at beginning of year	76,260	—	1,794	78,054

Cash and equivalents at end of year	$86,189	$—	$872	$87,061

Supplemental Disclosures:
Non-cash capital investment by parent	$5,195	$—	$—	$5,195

Condensed Consolidating Statement of Cash Flows

For the Year Ended January 3, 2009

(In thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated

Net cash provided by operating activities	$41,605	$53,659	$3,825	$99,089

Cash flows from investing activities:
Capital expenditures	—	(36,905)	(2,157)	(39,062)
Business acquisition	—	(8,652)	—	(8,652)

Net cash used in investing activities	—	(45,557)	(2,157)	(47,714)

Cash flows from financing activities:
Payments on revolving line of credit	(10,700)	—	—	(10,700)
Proceeds from revolving line of credit	10,700	—	—	10,700
Payments on long-term debt	—	(1,097)	(973)	(2,070)
Payments on stock option exercises/share repurchases	(517)	—	—	(517)
Additional capital invested by parent	125	—	—	125
Deferred financing costs	(463)	—	—	(463)
Investment in subsidiaries	7,005	(7,005)	—	—

Net cash (used in) provided by financing activities	6,150	(8,102)	(973)	(2,925)
Effect of exchange rate changes on cash	—	—	(473)	(473)

Net increase in cash and equivalents	47,755	—	222	47,977
Cash and equivalents at beginning of year	28,505	—	1,572	30,077

Cash and equivalents at end of year	$76,260	$—	$1,794	$78,054

Supplemental Disclosures:
Non-cash capital investment by parent	$4,625	$—	$—	$4,625
Reclassification of non-current other assets to property, plant and equipment	—	16,250	—	16,250

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 29, 2007

(In thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidated

Net cash provided by (used in) operating activities	$(1,707)	$97,369	$2,300	$97,962

Cash flows from investing activities:
Capital expenditures	—	(37,702)	(418)	(38,120)
Other assets	—	(102)	—	(102)

Net cash used in investing activities	—	(37,804)	(418)	(38,222)

Cash flows from financing activities:
Payments on revolving line of credit	(18,000)	—	—	(18,000)
Proceeds from revolving line of credit	18,000	—	—	18,000
Payments on long-term debt	(50,000)	(325)	(1,452)	(51,777)
Payments on stock option exercises/share repurchases	(93)	—	—	(93)
Additional capital invested by parent	500	—	—	500
Deferred financing costs	(162)	—	—	(162)
Investment in subsidiaries	59,240	(59,240)	—	—

Net cash (used in) provided by financing activities	9,485	(59,565)	(1,452)	(51,532)
Effect of exchange rate changes on cash	—	—	293	293

Net increase in cash and equivalents	7,778	—	723	8,501
Cash and equivalents at beginning of year	20,727	—	849	21,576

Cash and equivalents at end of year	$28,505	$—	$1,572	$30,077

Supplemental Disclosures:
Non-cash industrial revenue bond guarantees	$—	$6,000	$—	$6,000
Non-cash capital investment by parent	4,306	—	—	4,306

NOTE L—QUARTERLY FINANCIAL DATA

	Quarter
	(Unaudited, In thousands)
	First	Second	Third	Fourth
2009
Net sales	$401,249	$369,123	$382,116	$390,291
Gross profit	77,451	72,705	75,613	75,397
Net earnings	20,769	10,610	18,525	19,560

2008
Net sales	$427,677	$442,335	$450,058	$484,303
Gross profit	70,303	67,740	66,136	71,774
Net earnings	11,281	11,245	11,024	13,328