Form 10-Q
period 2010-04-03
MICHAEL FOODS INC/NEW
filed 2010-05-14
CIK 1278679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

or

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

The registrant’s Common Stock is not publicly traded. The Registrant had 3,000 shares of $0.01 par value common stock outstanding as of May 14, 2010.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, In thousands, except for share data)

	April 3, 2010	January 2, 2010
ASSETS
Current Assets
Cash and equivalents	$81,502	$87,061
Accounts receivable, less allowances	138,110	124,520
Inventories	123,189	125,976
Prepaid expenses and other	11,527	8,139

Total Current Assets	354,328	345,696

Property, Plant And Equipment
Land	7,279	7,279
Buildings and improvements	159,966	159,111
Machinery and equipment	410,895	401,059

	578,140	567,449
Less accumulated depreciation	330,972	317,784

	247,168	249,665

Other Assets
Goodwill	522,916	522,916
Intangible assets, net	167,218	171,076
Other assets	18,538	17,513

	708,672	711,505

	$1,310,168	$1,306,866

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Current maturities of long-term debt	$6,351	$5,667
Accounts payable	60,470	71,793
Accrued liabilities
Compensation	13,002	24,112
Customer programs	39,703	37,846
Income taxes	8,748	5,652
Other	31,863	26,665

Total Current Liabilities	160,137	171,735
Long-term debt, less current maturities	550,182	547,370
Deferred income taxes	82,484	85,699
Other long-term liabilities	24,110	23,700
Commitments and contingencies	—	—
Shareholder’s Equity
Common stock, $0.01 par value, 3,000 shares authorized, issued and outstanding at April 3, 2010 and January 2, 2010	—	—
Additional paid-in capital	282,487	276,843
Retained earnings	207,204	197,224
Accumulated other comprehensive income	3,564	4,295

	493,255	478,362

	$1,310,168	$1,306,866

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the three months ended April 3, 2010 and April 4, 2009

(Unaudited, In thousands)

	2010	2009
Net sales	$395,302	$401,249
Cost of sales	322,061	323,798

Gross profit	73,241	77,451
Selling, general and administrative expenses	34,760	37,241

Operating profit	38,481	40,210
Interest expense, net	11,621	8,477

Earnings before income taxes	26,860	31,733
Income tax expense	9,369	10,964

Net earnings	$17,491	$20,769

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MICHAEL FOODS, INC.

(A wholly owned subsidiary of M-Foods Holdings, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended April 3, 2010 and April 4, 2009

(Unaudited, In thousands)

	2010	2009
Net cash provided by operating activities	$11,136	$20,823
Cash flows from investing activities:
Capital expenditures	(10,253)	(12,247)
Investment in other assets	(1,500)	—

Net cash used in investing activities	(11,753)	(12,247)
Cash flows from financing activities:
Payments on long-term debt	(1,286)	(774)
Proceeds from long-term debt	3,859	—
Dividend paid to parent	(7,511)	—

Net cash used in financing activities	(4,938)	(774)
Effect of exchange rate changes on cash	(4)	(2)

Net (decrease) increase in cash and equivalents	(5,559)	7,800
Cash and equivalents at beginning of period	87,061	78,054

Cash and equivalents at end of period	$81,502	$85,854

Supplemental disclosures of cash flow information:

Non-cash capital investment by parent	$5,554	$5,195

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

We utilize a 52/53 week fiscal year ending on the Saturday nearest to December 31 each year. The quarterly periods ended April 3, 2010 and April 4, 2009 were 13-week periods.

In the opinion of management, the unaudited financial statements contain all adjustments necessary to present fairly the results of operations for the periods indicated. Our results of operations and cash flows for the three month period ended April 3, 2010 are not necessarily indicative of the results expected for the full year.

Recently Adopted Accounting Pronouncements

On December 15, 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for improving fair value measurements and disclosures. The guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. We adopted the accounting guidance effective January 3, 2010. The adoption did not have a material impact on our consolidated results of operations and financial position.

Significant Accounting Policies

Financial Instruments and Fair Value Measurements

We are exposed to market risks from changes in commodity prices, which may adversely affect our operating results and financial position. When appropriate, we seek to manage our risks from commodity price fluctuations through the use of derivative financial instruments, such as commodity purchase contracts, which are classified as derivatives, along with other instruments relating primarily to corn, soybean meal, cheese and energy related needs. We estimate fair values based on exchange quoted prices, adjusted as appropriate for differences in local markets. These differences are generally valued using inputs from broker or dealer quotations, or market transactions in either the listed or over-the-counter commodity markets. In such cases, these derivative contracts are classified within Level 2 of the fair value hierarchy. Changes in the fair values of these contracts are recognized in the consolidated financial statements as a component of cost of sales or other comprehensive income (loss). At April 3, 2010, our hedging-related financial assets, measured on a recurring basis, were carried at a fair value of $1,026,000 and are included in prepaid expenses and other current assets.

We have two financial debt instruments. For both instruments, we utilize debt securities market trading prices to compute the fair value of our financial debt owed to our lenders. The first debt instrument is our Credit Agreement facilities that include two term loans, a term A loan and a term B loan. The fair value of the term A loan was $200.5 million compared to issuance value of $200.0 million at period end. The fair value of the term B loan was $251.3 million compared to its issuance value of $250.0 million. The second debt instrument is our senior subordinated notes. The fair value of our senior notes was $152.6 million compared to the issuance value of $150.0 million.

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

We actively monitor exposure to commodity price risks and use derivative commodity instruments to manage the impact of certain of these risks. We use derivatives, primarily futures contracts, for the purpose of managing risks associated with underlying exposures. Our futures contracts for grains and raw materials are cash flow hedges of firm purchase commitments and anticipated production requirements, as they reduce our exposure to changes in the cash price of the respective items and generally extend for less than one year. We expect that within the next twelve months we will reclassify, as earnings or losses, all of the amount recorded in accumulated other comprehensive income (loss) related to futures at period end.

In addition, we use derivative instruments to mitigate some of the risk associated with our energy related needs. We do not treat those futures contracts as hedging instruments and, therefore, record the gains or losses related to them as a component of earnings in the period of change.

We do not trade or use instruments with the objective of earning financial gains on the commodity price, nor do we use instruments where there is no underlying exposure. All derivatives are recognized at their fair value. For derivative instruments designated and qualifying as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income or (loss) (“AOCI” or “AOCL”) in the equity section of our balance sheet and a corresponding amount is recorded in prepaid and other current assets or other current liabilities, as appropriate. We offset certain derivative asset and liability amounts where a legal right of offset exists. The amounts deferred are subsequently recognized in cost of sales when the associated products are sold. The cost or benefit of contracts closed prior to the execution of the underlying purchase is deferred until the anticipated purchase occurs. As a result of the volatility of the markets, deferred gains and losses in AOCI or AOCL may fluctuate until the related contract is closed. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. We do not exclude any items from our assessment of ineffectiveness. During the three months ended April 3, 2010, we did not discontinue any cash flow hedges; therefore, no reclassification of gains or losses was made into earnings during the period.

On April 3, 2010, we had the following outstanding commodity-forward contracts that were entered into to hedge forecasted purchases of grain:

Commodity	Quantity
Corn (bushels)	1,690,000
Soybean Meal (tons)	27,500

The following table represents our derivative assets and (liabilities) at April 3, 2010 and January 2, 2010 (In thousands):

		Fair Value
		April 3, 2010		January 2, 2010
	Balance Sheet Location	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments:
Commodity contracts – Grain	Prepaid expenses and other	$46	$(1,019)	$682	$(28)

Derivatives not designated as hedging instruments:
Commodity contracts – Energy	Prepaid expenses and other	$338	$(6)	$293	$—

The following tables represent the effect of derivative instruments on our Condensed Consolidated Statement of Earnings for the three month periods ended April 3, 2010 and April 4, 2009 (In thousands, net of tax impact):

	Gain (Loss) Recognized in AOCI on Derivative	Location of Gain (Loss) Reclassified from AOCI into Earnings	Gain (Loss) Reclassified from AOCI into Earnings	Location of Gain (Loss) Recognized in Earnings on Derivative	Gain (Loss) Recognized in Earnings on Derivative
	(Effective Portion)			(Ineffective Portion)
Derivatives in Cash Flow Hedging Relationships:

	For the three months ended April 3, 2010
Commodity contracts – Grain	$(883)	Cost of sales	$236	Cost of sales	$(60)

	For the three months ended April 4, 2009
Commodity contracts – Grain	$(248)	Cost of sales	$(3,566)	Cost of sales	$(297)

	Locations of Gain (Loss) Recognized in Earnings on Derivative	Gain (Loss) Recognized in Earnings on Derivative
Derivatives not designated as hedging instruments:

	For the three months ended April 3, 2010
Commodity contracts – Energy	Cost of sales	$(17)

	For the three months ended April 4, 2009
Commodity contracts – Energy	Cost of sales	$(2,190)

NOTE B—INVENTORIES

Inventories, other than flocks, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Flock inventory represents the cost of purchasing and raising flocks to laying maturity, at which time their cost is amortized to operations over their expected useful life of generally one to two years.

Inventories consisted of the following as of (In thousands):

	April 3, 2010	January 2, 2010
Raw materials and supplies	$20,534	$20,928
Work in process and finished goods	74,281	75,479
Flocks	28,374	29,569

	$123,189	$125,976

NOTE C—COMMITMENTS AND CONTINGENCIES

Legal Matters

In late 2008 and early 2009, some 22 class-action lawsuits were filed in various federal courts against us and approximately 20 other defendants (producers of shell eggs, manufacturers of processed egg products, and egg industry organizations) alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and processed-egg products. Plaintiffs seek to represent nationwide classes of direct and indirect purchasers, and allege that defendants conspired to reduce the supply of eggs by participating in animal husbandry, egg-export and other programs of various egg-industry associations. In December 2008, the Judicial Panel on Multidistrict Litigation ordered the transfer of all cases to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings. We currently have two motions to dismiss pending before the Court: (1) a motion to dismiss the direct-purchaser plaintiffs’ Second Consolidated Amended Complaint against Michael Foods, Inc.; and (2) a motion to dismiss the indirect-purchaser plaintiffs’ Second Consolidated Amended Complaint against Michael Foods, Inc. and subsidiary Papetti’s Hygrade Egg Products, Inc. We are also a party to various other motions, filed by multiple defendants, to dismiss portions of the complaints. A decision on these motions is not expected until July, 2010 or later.

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

We and Sodexo (formerly Sodexho, Inc.) were named as defendants in a suit commenced in 2004 by Feesers, Inc., alleging violation of the Robinson-Patman Act. In 2006, we were awarded summary judgment by the United States District Court for the Middle District of Pennsylvania; that judgment was reversed in 2007 by the U.S. Court of Appeals for the Third Circuit and the case was remanded to the District Court for fact-finding. Following a bench trial in January 2008, the District Court ruled on April 27, 2009 that we violated the Robinson-Patman Act because it found that certain of our products were sold to Feesers and Sodexo at different prices. No damages were sought or awarded in the case; the District Court issued an injunction prohibiting us from charging different prices to Feesers and Sodexo. We appealed the District Court’s decision to the Third Circuit; on January 7, 2010, the Third Circuit reversed the District Court. Feesers’ petition for a rehearing en banc was denied on March 4, 2010, and on March 25, 2010 the District Court entered judgment in favor of us and Sodexo.

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

NOTE D—SHAREHOLDER’S EQUITY

Additional Paid-in Capital

We recorded non-cash capital investments from our parent, M-Foods Holdings, Inc. (“Holdings”), of $5.6 million in the three-month period ended April 3, 2010 and $5.2 million in the three-month period ended April 4, 2009 related to the tax benefit we receive on Holdings’ interest deduction due to filing a consolidated Federal tax return with Holdings.

Dividend

We are responsible for servicing Holdings’ 9.75% subordinated notes. On April 1, 2010, we made the $7.5 million semi-annual interest payment due on the notes. This $7.5 million payment was recorded as a dividend to Holdings and reduced our retained earnings in the period ended April 3, 2010.

Comprehensive Income

The components of and changes in accumulated other comprehensive income (loss), net of taxes, were as follows (In thousands):

	Cash Flow Hedges	Foreign Currency Translation	Total AOCI/ AOCL
Balance at January 2, 2010	$440	$3,855	$4,295
Foreign currency translation adjustment	—	388	388
Net change to unrealized positions on cash flow hedges	(1,119)	—	(1,119)

Balance at April 3, 2010	$(679)	$4,243	$3,564

Comprehensive income, net of taxes was as follows (In thousands):

	Three Months Ended
	April 3, 2010	April 4, 2009
Net earnings	$17,491	$20,769
Net (gains) losses arising during the period:
Net change to unrealized positions on cash flow hedges	(1,119)	3,318
Foreign currency translation adjustment	388	(79)

Other comprehensive income (loss)	(731)	3,239

Comprehensive income	$16,760	$24,008

NOTE E—BUSINESS SEGMENTS

We operate in three reportable segments—Egg Products, Potato Products and Crystal Farms. Certain financial information on our operating segments is as follows (unaudited, In thousands):

	Egg Products	Potato Products	Crystal Farms	Corporate & Eliminations	Total
Three months ended April 3, 2010
External net sales	$265,686	$30,362	99,254	$—	$395,302
Intersegment sales	4,586	1,815	—	(6,401)	—
Operating profit (loss)	36,253	(1,853)	7,439	(3,358)	38,481
Depreciation and amortization	12,009	3,972	1,145	1	17,127

Three months ended April 4, 2009
External net sales	$279,314	$26,305	$95,630	$—	$401,249
Intersegment sales	3,315	1,511	—	(4,826)	—
Operating profit (loss)	36,186	(2,444)	10,277	(3,809)	40,210
Depreciation and amortization	11,825	2,463	1,053	1	15,342

NOTE F—SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Our Credit Agreement and senior subordinated notes have been guaranteed, on a joint and several basis, by us and our domestic subsidiaries. The Credit Agreement is also guaranteed by our parent, M-Foods Holdings, Inc.

The following condensed consolidating financial information presents our consolidated balance sheets at April 3, 2010 and January 2, 2010, and the condensed consolidating statements of earnings and cash flows for the three month periods ended April 3, 2010 and April 4, 2009. These financial statements reflect Michael Foods, Inc. (Corporate), the wholly-owned guarantor subsidiaries (on a combined basis), the non-guarantor subsidiary (MFI Food Canada, Ltd.), and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Balance Sheets

April 3, 2010

(Unaudited, In thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$81,502	$—	$—	$—	$81,502
Accounts receivable, less allowances	16,416	168,782	7,023	(54,111)	138,110
Inventories	—	115,788	7,401	—	123,189
Prepaid expenses and other	1,493	9,966	68	—	11,527

Total current assets	99,411	294,536	14,492	(54,111)	354,328

Property, Plant and Equipment—net	4	234,407	12,757	—	247,168

Other assets:
Goodwill	—	519,890	3,026	—	522,916
Intangibles and other assets	16,653	181,314	2,599	(14,810)	185,756
Investment in subsidiaries	927,683	(79)	—	(927,604)	—

	944,336	701,125	5,625	(942,414)	708,672

Total assets	$1,043,751	$1,230,068	$32,874	$(996,525)	$1,310,168

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$—	$4,676	$1,675	$—	$6,351
Accounts payable	346	110,846	3,389	(54,111)	60,470
Accrued liabilities	19,207	72,267	1,842	—	93,316

Total current liabilities	19,553	187,789	6,906	(54,111)	160,137
Long-term debt, less current maturities	518,082	28,046	22,758	(18,704)	550,182
Deferred income taxes	(11,249)	93,733	—	—	82,484
Other long-term liabilities	24,110	—	—	—	24,110
Shareholder’s equity	493,255	920,500	3,210	(923,710)	493,255

Total liabilities and shareholder’s equity	$1,043,751	$1,230,068	$32,874	$(996,525)	$1,310,168

Condensed Consolidating Balance Sheets

January 2, 2010

(Unaudited, In thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$86,189	$—	$872	$—	$87,061
Accounts receivable, less allowances	17,103	152,565	6,080	(51,228)	124,520
Inventories	—	117,872	8,104	—	125,976
Prepaid expenses and other	663	7,377	99	—	8,139

Total current assets	103,955	277,814	15,155	(51,228)	345,696

Property, Plant and Equipment—net	5	236,946	12,714	—	249,665

Other assets:
Goodwill	—	519,890	3,026	—	522,916
Intangibles and other assets	17,513	183,352	2,599	(14,875)	188,589
Investment in subsidiaries	903,214	82	—	(903,296)	—

	920,727	703,324	5,625	(918,171)	711,505

Total assets	$1,024,687	$1,218,084	$33,494	$(969,399)	$1,306,866

Liabilities and Shareholder’s Equity
Current Liabilities
Current maturities of long-term debt	$—	$3,982	$1,685	$—	$5,667
Accounts payable	65	118,654	4,302	(51,228)	71,793
Accrued liabilities	14,241	78,190	1,844	—	94,275

Total current liabilities	14,306	200,826	7,831	(51,228)	171,735
Long-term debt, less current maturities	517,296	25,881	22,145	(17,952)	547,370
Deferred income taxes	(8,977)	94,676	—	—	85,699
Other long-term liabilities	23,700	—	—	—	23,700
Shareholder’s equity	478,362	896,701	3,518	(900,219)	478,362

Total liabilities and shareholder’s equity	$1,024,687	$1,218,084	$33,494	$(969,399)	$1,306,866

Condensed Consolidating Statements of Earnings

Three months ended April 3, 2010

(Unaudited, In thousands)

	Corporate	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$394,933	$14,458	$(14,089)	$395,302
Cost of sales	—	322,745	13,405	(14,089)	322,061

Gross profit	—	72,188	1,053	—	73,241
Selling, general and administrative expenses	3,358	32,908	797	(2,303)	34,760

Operating profit (loss)	(3,358)	39,280	256	2,303	38,481
Interest expense (income), net	11,282	(75)	414	—	11,621
Other expense (income)	(2,303)	—	—	2,303	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(12,337)	39,355	(158)	—	26,860
Equity in earnings (loss) of subsidiaries	25,972	(161)	—	(25,811)	—

Earnings (loss) before income taxes	13,635	39,194	(158)	(25,811)	26,860
Income tax expense (benefit)	(3,856)	13,222	3	—	9,369

Net earnings (loss)	$17,491	$25,972	$(161)	$(25,811)	$17,491

Condensed Consolidating Statements of Earnings

Three months ended April 4, 2009

(Unaudited, In thousands)

	Corporate	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Net sales	$—	$399,193	$13,368	$(11,312)	$401,249
Cost of sales	—	323,417	11,693	(11,312)	323,798

Gross profit	—	75,776	1,675	—	77,451
Selling, general and administrative expenses	3,809	35,523	760	(2,851)	37,241

Operating profit (loss)	(3,809)	40,253	915	2,851	40,210
Interest expense (income), net	8,118	(27)	386	—	8,477
Other expense (income)	(2,851)	—	—	2,851	—

Earnings (loss) before equity in earnings (loss) of subsidiaries and income taxes	(9,076)	40,280	529	—	31,733
Equity in earnings (loss) of subsidiaries	26,962	648	—	(27,610)	—

Earnings (loss) before income taxes	17,886	40,928	529	(27,610)	31,733
Income tax expense (benefit)	(2,883)	13,966	(119)	—	10,964

Net earnings (loss)	$20,769	$26,962	$648	$(27,610)	$20,769

Condensed Consolidating Statements of Cash Flows

Three months ended April 3, 2010

(Unaudited, In thousands)

	Corporate	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated

Net cash (used in) provided by operating activities	$(5,015)	$16,673	$(522)	$11,136

Cash flows from investing activities:
Capital expenditures	—	(10,194)	(59)	(10,253)
Investment in other assets	—	(1,500)	—	(1,500)

Net cash used in investing activities	—	(11,694)	(59)	(11,753)

Cash flows from financing activities:
Payments on long-term debt	—	(999)	(287)	(1,286)
Proceeds from long-term debt	—	3,859	—	3,859
Dividend paid to parent	(7,511)	—	—	(7,511)
Investment in subsidiaries	7,839	(7,839)	—	—

Net cash (used in) provided by financing activities	328	(4,979)	(287)	(4,938)
Effect of exchange rate changes on cash	—	—	(4)	(4)

Net decrease in cash and equivalents	(4,687)	—	(872)	(5,559)
Cash and equivalents at beginning of period	86,189	—	872	87,061

Cash and equivalents at end of period	$81,502	$—	$—	$81,502

Supplemental disclosures of cash flow information:
Non-cash capital investment by parent	$5,554	$—	$—	$5,554

Condensed Consolidating Statements of Cash Flows

Three months ended April 4, 2009

(Unaudited, In thousands)

	Corporate	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidated

Net cash (used in) provided by operating activities	$25,093	$(5,317)	$1,047	$20,823

Cash flows from investing activities:
Capital expenditures	—	(11,583)	(664)	(12,247)

Net cash used in investing activities	—	(11,583)	(664)	(12,247)

Cash flows from financing activities:
Payments on long-term debt	—	(581)	(193)	(774)
Investment in subsidiaries	(17,481)	17,481	—	—

Net cash (used in) provided by financing activities	(17,481)	16,900	(193)	(774)
Effect of exchange rate changes on cash	—	—	(2)	(2)

Net increase in cash and equivalents	7,612	—	188	7,800
Cash and equivalents at beginning of period	76,260	—	1,794	78,054

Cash and equivalents at end of period	$83,872	$—	$1,982	$85,854

Supplemental disclosures of cash flow information:
Non-cash capital investment by parent	$5,195	$—	$—	$5,195

ITEM 2— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a producer and distributor of egg products to the foodservice, retail and food ingredient markets. We are also a producer and distributor of refrigerated potato products to the foodservice and retail grocery markets. Additionally, we distribute refrigerated food items, primarily cheese and other products sold in the dairy case, to the retail grocery market. We focus our growth efforts on the specialty sectors within our food categories and strive to be a market leader in product innovation and efficient production. Our strategic focus on value-added processing of food products is designed to capitalize on key food industry trends, such as (i) the desire for improved safety and convenience, (ii) the focus by foodservice operators on reducing labor and waste, and (iii) the long-term trend toward food consumption away from home, which has been slowed somewhat by recent economic conditions. We believe our operational scale, product breadth and geographic scope make us an attractive and important strategic partner for our customers, which include foodservice distributors, major restaurant chains, food ingredient companies and the retail grocery market.

Commodities and Product Pricing

The principal market risks to which we are exposed that may adversely affect our results of operations and financial position include changes in future commodity prices. We seek to manage these market risks through normal operating and financing activities and through the use of commodity contracts, when appropriate. We do not trade or use instruments with the objective of earning financial gains on the commodity price fluctuations, nor do we use instruments where there are not underlying exposures.

The profit margins we earn on many of our products are sensitive to changes in commodity prices. Generally, approximately 70% of the Egg Products Division’s annual net sales come from higher value-added egg products, such as extended shelf-life liquid and precooked products, with the remainder coming from products mainly used in the food ingredients market or shell eggs. Gross profit margins for higher value-added egg products are generally less sensitive to commodity price fluctuations, such as in grains used for hen feed and certain externally sourced eggs, than are other egg products or shell eggs; however, we are sometimes unable to adjust product pricing for value-added products as quickly as we are for other egg products and shell eggs when our costs change. Margins for our food ingredient egg products and shell eggs are more commodity price-sensitive than are higher value-added product sales. Gross profit from shell eggs is primarily dependent upon the relationship between shell egg prices and the cost of feed, both of which can fluctuate significantly. Shell egg pricing was approximately 18% lower in the first three months of 2010 than in the comparable 2009 period (as measured by Urner Barry Publications). Prices (as measured by the Chicago Board of Trade) for corn and soybean meal used in our feed, decreased approximately 2% and 6%, respectively, in the first three months of 2010 as compared to 2009.

Crystal Farms derives a majority of its net sales from refrigerated products produced by others. A majority of those sales represents cheese and butter, and the costs for both fluctuate with national dairy markets. Time lags between cost changes for these lines and wholesale/retail pricing changes can result in significant margin changes. The national cheese market exhibited weakness for much of 2009. The block cheese prices in the first three months of 2010 were up 18% year-over-year. Apart from sales of refrigerated products, the balance of Crystal Farms’ sales are mainly from shell eggs, some of which are produced by the Egg Products Division, sold on a distribution, or non-commodity, basis.

The Potato Products Division purchases approximately 90% to 95% of its raw potatoes from contract producers under fixed-price annual contracts. The remainder is purchased at market prices to satisfy short-term production requirements or to take advantage of market prices when they are lower than contracted prices. Moderate variations in the purchase price of raw materials or the selling price per pound of finished products can have a significant effect on the Potato Products Division’s operating results. Our cost for delivered raw potatoes during the first three months of 2010 was up 2% compared to 2009.

Results of Operations

Readers are directed to “Note E—Business Segments” for data on the unaudited financial results of our business segments for the three month period ended April 3, 2010.

Three Months Ended April 3, 2010 as Compared to Three Months Ended April 4, 2009

Net Sales. Net sales for 2010 decreased $5.9 million, or 1%, to $395.3 million from $401.2 million in 2009. The decreased sales primarily reflected commodity pass-through price declines. Volume increased 1.5% mainly as a result of improved Potato Products Division volume compared to 2009, given the potato products recall in February 2009, and sales volumes for Crystal Farms, which were affected by the timing of the Easter holiday, which fell in the first quarter for 2010 as compared to the second quarter for 2009.

Egg Products Division Net Sales. Egg Products Division external net sales for 2010 decreased $13.6 million, or 5%, to $265.7 million from $279.3 million in 2009. The change in net sales primarily reflected commodity pass-through price declines. Overall, the division’s unit sales increased by 0.3% in 2010, as compared to 2009.

Potato Products Division Net Sales. Potato Products Division external net sales for 2010 increased $4.1 million, or 15%, to $30.4 million from $26.3 million in 2009. The division’s unit sales increased 9% in 2010, due to the comparative period including a shortage of product available to service our customers as a result of a one-week shut-down of the plant associated with the February 2009 recall.

Crystal Farms Division Net Sales. Crystal Farms Division external net sales for 2010 increased $3.7 million, or 4%, to $99.3 million from $95.6 million in 2009. The branded cheese net sales and volume growth were 6% and 10%, year-over-year. Unit sales for distributed products (excluding shell eggs) increased 1% in 2010, primarily reflecting growth in branded cheese products, offsetting the loss of a private label cheese customer.

Gross Profit. Gross profit for 2010 decreased $4.3 million, or 5%, to $73.2 million from $77.5 million in 2009. Our gross profit margin decreased to 18.5% in 2010 as compared to 19.3% in 2009. The lower gross profit margin percentage reflected reduced gross margin contributions from the Crystal Farms Division as compared to a strong first quarter of 2009 and the Egg Products Division, primarily in food ingredients, due to weaker market conditions in the first quarter of 2010. Offsetting the margin declines were increases in Potato Products Division gross profits compared to the prior year, which was affected by the February 2009 recall.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2010 decreased $2.4 million, or 7%, to $34.8 million from $37.2 million in 2009. The decrease was primarily due to decreases in legal and marketing/promotion costs, as we continue to transition customers from fixed marketing programs to variable programs recorded in net sales.

Operating Profit. Operating profit for 2010 decreased $1.7 million, or 4%, to $38.5 million from $40.2 million in 2009, due to the decreased gross profits discussed above, offset by lower selling, general and administrative expenses.

Egg Products Division Operating Profit. Egg Products Division operating profit for 2010 increased $0.1 million, or 0.2%, to $36.3 million from $36.2 million in 2009. Operating profits for foodservice increased, mainly due to strong higher value-added precooked volumes, while declining for most food ingredient egg products due to the weaker market conditions.

Potato Products Division Operating Profit. Potato Products Division had a $1.9 million operating loss for 2010 compared to a $2.4 million operating loss in 2009. The decrease in operating loss was mainly due to the comparative period containing costs associated with the February 2009 recall. The results in 2010 were negatively affected by poor raw potato quality, start-up costs at our new plant and resulting effects of running two plants during the transition period.

Crystal Farms Division Operating Profit. Crystal Farms Division operating profit for 2010 decreased $2.8 million, or 28%, to $7.4 million from $10.3 million in 2009. Operating profits declined mainly due to decreases in gross margin for the cheese category as discussed above.

Interest Expense. Net interest expense increased by approximately $3.1 million in 2010 compared to 2009, reflecting increased effective interest rates that resulted from our May 2009 refinancing.

Income taxes. Our effective tax rate was 34.9% for 2010 compared to 34.6% in 2009. The effective rate was affected by the amount of permanent differences between book and taxable income. Additionally, the rates were affected by the results in one of our foreign subsidiaries, which impacted the valuation allowance against its deferred tax assets.

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

Cash flow provided by operating activities was $11.1 million for the three months ended April 3, 2010, compared to $20.8 million in the 2009 period, reflecting lower earnings in 2010 and increased use of working capital. Our cash flows used in investing activities decreased to $11.8 million for the three months ended April 3, 2010 from $12.2 million in the 2009 period. Investment activities in 2010 and 2009 reflected higher infrastructure and equipment purchases for the new potato processing facility. Cash flow used in financing activities for the three months ended April 3, 2010 reflect the payment of $7.5 million for the semi-annual interest payment on M-Foods Holdings 9.75% senior subordinated notes, classified as a dividend to our parent, and $3.9 million of loan proceeds from draws of available funds from the December 2008 variable rate lease and the November 2009 variable rate note for equipment purchases at the new potato processing facility.

On May 1, 2009, we entered into an amended and restated credit agreement (“Credit Agreement”), which consisted of a $75,000,000 revolving credit facility, a $200,000,000 term A loan and a $250,000,000 term B loan. The revolving credit facility and the term A loan mature November 1, 2012 and the term B loan matures May 1, 2014. Our Credit Agreement bears interest at floating base rates plus an applicable margin, as defined in the agreement. The effective interest rates at April 3, 2010 for term A loan and term B loan were 6.00% and 6.50%. At April 3, 2010, approximately $350,000 of capacity was used under the revolving credit facility for letters of credit. During the second half of 2009, we made $71.1 million in voluntary prepayments of term debt. We also have outstanding $150 million of 8% senior subordinated notes due 2013.

Our Credit Agreement requires us to meet a minimum interest coverage ratio and a maximum leverage ratio. The Credit Agreement also allows for funding of the semi-annual interest payments of M-Foods Holdings, Inc. In addition, the Credit Agreement and the indenture relating to the 8% senior subordinated notes due in 2013 contain certain restrictive covenants which, among other things, limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in these agreements. Our failure to comply with these covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on our results of operations, financial position and cash flow. In general, the debt covenants limit our discretion in the operation of our businesses. We were in compliance with all of the covenants under the Credit Agreement and the indenture as of April 3, 2010.

The following is a calculation of the minimum interest coverage and maximum leverage ratios under the Credit Agreement as of April 3, 2010 and April 4, 2009, respectively. The maximum permitted leverage ratio and minimum permitted interest coverage ratio thresholds were tightened in the May 1, 2009 Credit Agreement. The minimum interest coverage covenant was tightened due to the change in calculation, as we now include the cash interest for M-Foods Holdings, Inc. Based on the terms defined in the Credit Agreement, these ratios will tighten over future periods and management believes that we will continue to meet the covenant ratio levels. The terms and related calculations are defined in the Credit Agreement. The April 4, 2009 comparative calculations and thresholds are presented under the terms of our old credit agreement.

	Twelve Months Ended
	April 3, 2010	April 4, 2009
	(Unaudited, In thousands)

Calculation of Interest Coverage Ratio:
Consolidated EBITDA (1)	$216,227	$205,849
Adjusted Consolidated Interest Charges (2)	56,135	35,272
Interest Coverage Ratio (Ratio of EBITDA to interest charges)	3.85x	5.84x
Minimum Permitted Interest Coverage Ratio	2.25x	3.00x

Calculation of Leverage Ratio:
Funded Indebtedness (3)	$573,920	$608,990
Less: Cash and equivalents	(81,502)	(85,854)

	$492,418	$523,136
Consolidated EBITDA (1)	216,227	205,849
Leverage Ratio (Ratio of funded indebtedness less cash and equivalents to EBITDA)	2.28x	2.54x
Maximum Permitted Leverage Ratio	3.50x	4.25x

(1)	Consolidated EBITDA (earnings before interest expense, taxes, depreciation and amortization) is defined in the Credit Agreement as follows:

	Twelve Months Ended
	April 3, 2010	April 4, 2009
	(Unaudited, In thousands)
Net earnings	$66,186	$56,366
Interest expense, excluding amortization of financing costs	39,275	33,699
Amortization of financing costs	6,820	3,837
Income tax expense	36,650	25,752
Depreciation and amortization	65,057	73,634
Equity sponsor management fee	2,186	2,068
Expenses related to industrial revenue bonds guaranteed by certain of our subsidiaries	891	976
Other (a)	5,613	2,399

	222,678	198,731
Plus: Unrealized losses (gains) on swap contracts	(6,451)	7,118

Consolidated EBITDA, as defined in the Credit Agreement	$216,227	$205,849

(a)	Other reflects the following:

	Twelve Months Ended
	April 3, 2010	April 4, 2009
	(Unaudited, In thousands)
Non-cash compensation	$2,005	$2,086
Letter of credit fees	149	113
Other non-cash expenses (write-off of 2003 deferred financing costs)	3,171	—
Other non-recurring charges	288	200

	$5,613	$2,399

(2)	Adjusted consolidated interest charges, as calculated in the Credit Agreement, was as follows:

	Twelve Months Ended
	April 3, 2010	April 4, 2009
	(Unaudited, In thousands)
Gross interest expense	$48,213	$39,109
Minus: Amortization of financing costs	7,095	3,837

Consolidated interest charges	41,118	$35,272

Plus: M-Foods Holdings, Inc. interest expense on 9.75% Subordinated Notes	15,017

Adjusted consolidated interest charges	$56,135

(3)	Funded Indebtedness was as follows:

	April 3, 2010	April 4, 2009
	(Unaudited, In thousands)
Term loans	$378,950	$427,300
Subordinated notes	150,050	150,050
Insurance bonds	2,009	1,330
Guarantee obligations (see Debt Guarantees below)	16,293	18,123
Capital leases	16,677	3,395
Standby letters of credit	350	6,574
MFI Food Canada, Ltd. note payable	2,717	2,218
Northern Star Co. note payable	6,874	—

	$573,920	$608,990

We use EBITDA as a measurement of our financial results because we believe it is indicative of the relative strength of our operating performance; it is used to determine incentive compensation levels and it is a key measurement contained in the financial covenants of our indebtedness.

We have guaranteed, through our Waldbaum subsidiary, the repayment of certain industrial revenue bonds used for the expansion of the wastewater treatment facilities of three municipalities where we have food processing facilities. The remaining principal balance for all guaranteed bonds at April 3, 2010 was approximately $16.3 million. Included in the $16.3 million and in our long-term debt is the outstanding balance of $8.1 million 7.6% bond financing issued in September 2005, maturing September 15, 2017 and the $4.1 million 8.22% bond financing issued in May 2007, maturing March 15, 2016. We are required to pay the principal and interest payments related to these two bonds.

In December 2008, we entered into a $15.6 million variable-rate lease agreement to fund a portion of the equipment purchases at our new potato products facility. The lease agreement matures on December 30, 2014. As of April 3, 2010, we had borrowed $13.7 million on this facility and the outstanding balance effective rate was 3.75%. We anticipate full use of the available lease funds by mid-2010. On November 25, 2009, we entered into a variable-rate note for up to $7.5 million for additional financing for equipment for the new potato products facility. The $7.5 million note is due November 25, 2014. As of April 3, 2010, we had borrowed $7.2 million on the note and the effective interest rate on the outstanding balance was 2.9%. We anticipate full use of the available funds by mid-2010.

Our parent, M-Foods Holdings, Inc., has outstanding 9.75% senior subordinated notes due October 1, 2013. The fully accreted balance of these notes as of April 3, 2010 was $154.1 million. Beginning October 1, 2009, M-Foods Holdings, Inc. began making semi-annual interest payments on the senior subordinated notes. As the sole wholly-owned subsidiary of M-Foods Holdings, Inc., we intend to provide our parent the funds sufficient to service these notes.

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

We invested approximately $10.3 million in capital expenditures in the three months ended April 3, 2010. We plan to spend approximately $51 million on capital expenditures in 2010. The replacement of the existing Northern Star potato plant in Minneapolis with a new plant in Chaska, Minnesota is one major ongoing project. Upon completion of the Chaska plant we intend to sell the potato plant in Minneapolis. Our other spending continues to be focused on expanding capacity for higher value-added egg products, maintaining existing production facilities, and replacing tractors and trailers, among other projects. Capital spending in 2010 is expected to be funded by a combination of operating cash flows, capital lease and secured note financing. We expect these investments to improve manufacturing efficiencies, customer service and product quality.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There was no material change in our market risk during the three months ended April 3, 2010. For additional information regarding our market risk, please refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended January 2, 2010.

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 3, 2010. Based on these evaluations, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective as of April 3, 2010.

b. Changes in internal controls

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 3, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Matters

In late 2008 and early 2009, some 22 class-action lawsuits were filed in various federal courts against us and approximately 20 other defendants (producers of shell eggs, manufacturers of processed egg products, and egg industry organizations) alleging violations of federal and state antitrust laws in connection with the production and sale of shell eggs and processed-egg products. Plaintiffs seek to represent nationwide classes of direct and indirect purchasers, and allege that defendants conspired to reduce the supply of eggs by participating in animal husbandry, egg-export and other programs of various egg-industry associations. In December 2008, the Judicial Panel on Multidistrict Litigation ordered the transfer of all cases to the Eastern District of Pennsylvania for coordinated and/or consolidated pretrial proceedings. We currently have two motions to dismiss pending before the Court: (1) a motion to dismiss the direct-purchaser plaintiffs’ Second Consolidated Amended Complaint against Michael Foods, Inc.; and (2) a motion to dismiss the indirect-purchaser plaintiffs’ Second Consolidated Amended Complaint against Michael Foods, Inc. and subsidiary Papetti’s Hygrade Egg Products, Inc. We are also a party to various other motions, filed by multiple defendants, to dismiss portions of the complaints. A decision on these motions is not expected until July, 2010 or later.

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

We and Sodexo (formerly Sodexho, Inc.) were named as defendants in a suit commenced in 2004 by Feesers, Inc., alleging violation of the Robinson-Patman Act. In 2006, we were awarded summary judgment by the United States District Court for the Middle District of Pennsylvania; that judgment was reversed in 2007 by the U.S. Court of Appeals for the Third Circuit and the case was remanded to the District Court for fact-finding. Following a bench trial in January 2008, the District Court ruled on April 27, 2009 that we violated the Robinson-Patman Act because it found that certain of our products were sold to Feesers and Sodexo at different prices. No damages were sought or awarded in the case; the District Court issued an injunction prohibiting us from charging different prices to Feesers and Sodexo. We appealed the District Court’s decision to the Third Circuit; on January 7, 2010, the Third Circuit reversed the District Court. Feesers’ petition for a rehearing en banc was denied on March 4, 2010, and on March 25, 2010 the District Court entered judgment in favor of us and Sodexo.

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

ITEM 1A. RISK FACTORS

Readers are directed to our Form 10-K for the year ended January 2, 2010, Item 1A, for a discussion of risk factors. We do not believe there have been any material changes to our risk factors since that filing.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICHAEL FOODS, INC.

Date: May 14, 2010	By:	/s/ James E. Dwyer, Jr.
James E. Dwyer, Jr.
(Chief Executive Officer and President)

	By:	/s/ Mark W. Westphal
Mark W. Westphal
(Chief Financial Officer and Senior Vice President)